Form 10-K
period 2017-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2018-03-13
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $87,045,712 as of June 30, 2017.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,643,698 shares of common stock as of March 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 8, 2018, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules and practices;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses valuations of assets and liabilities and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions;

•	cyber-attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risks that our deferred tax assets (“DTAs”), if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

•	other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

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

The Company directly owns all the common equity in Auburn National Bancorporation Capital Trust I (the “Trust”), a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities. In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had outstanding $3.2 million in junior subordinated debentures held by the trust related to the remaining $3.0 million of trust preferred securities outstanding and not purchased by the Company. The outstanding principal amount of debentures related to those trust preferred securities remains included in the Company’s Tier 1 capital for regulatory purposes.

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 13 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Plus® network. The Bank offers online banking, bill payment and other electronic services through its Internet website, www.auburnbank.com. Our online banking services, bill payment and electronic services are subject to certain cybersecurity risks. See “Risk Factors – Our information systems may experience interruptions and security breaches.

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

Selected Economic Data

Lee County’s population was estimated to be 158,991 in 2016, and has increased approximately 13.3% from 2010 to 2016. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

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

Employees

At December 31, 2017, the Company and its subsidiaries had 156 full-time equivalent employees, including 35 officers.

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

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. The BHC Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiary. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977, (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by their subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Federal Reserve recommended repeal of the merchant banking powers in their September 16, 2016 study pursuant to Section 620 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company has not elected to become a financial holding company, but it may elect to do so in the future.

The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the acquirer is “well capitalized” and “well managed”. Under the Alabama Banking Code, with the prior approval of the Alabama Superintendent, an Alabama bank may acquire and operate one or more banks in other states pursuant to a transaction in which the Alabama bank is the surviving bank. In addition, one or more Alabama banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may continue to operate the acquired branches in Alabama. The Dodd-Frank Act permits banks, including Alabama banks, to branch anywhere in the United States.

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

Federal Reserve policy and the Federal Deposit Insurance Act, as amended by the Dodd-Frank Act, require a bank holding company to act as a source of financial and managerial strength to its FDIC-insured bank subsidiaries and to take measures to preserve and protect such bank subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted. In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s assets, and such guarantee is given priority in bankruptcy of the bank holding company. In addition, where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions may be responsible for any losses to the FDIC’s Deposit Insurance Fund (“DIF”), if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under bank regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “Capital.”

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

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions. Composite ratings are based on evaluations of an institution’s managerial, operational, financial, and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings. Composite ratings are based on evaluations of an institution’s managerial, operational, financial, and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings.

The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies.

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of bank holding company applications to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new branches and other expansion activities and may prevent a company from becoming a financial holding company.

As a result of the GLB Act, CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. No new activities authorized under the GLB Act may be commenced by a bank holding company or by a bank financial subsidiary, if any affiliated bank has received less than a “satisfactory” CRA rating in its latest CRA examination. The federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

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

The Dodd-Frank Act established the CFPB, which began exercising its regulatory authority upon the recess appointment of its director on January 4, 2012. The CFPB has the authority, previously exercised by the federal bank regulators to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, Fair Credit Reporting and Privacy of Consumer Financial Privacy. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority that affects bank regulation in these areas and bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set in CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates.

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

The Bank generally services the loans it originates, including those it sells. The CFPB adopted new mortgage servicing standards, effective in January 2014. These include new requirements regarding force-placed insurance, certain notices prior to rate adjustments on adjustable rate mortgages, and periodic disclosures to borrowers. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide borrowers with direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize from a sale of foreclosed property.

In October 2015, the CFPB issued integrated disclosure rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, referred to as “TRID”, for credit transactions secured by real property.

The Federal Housing Finance Authority (“FHFA”) updated Fannie Mae’s and Freddie Mac’s (individually and collectively, “GSE”) repurchase rules, including the kinds of loan defects that could lead to a repurchase request to, or alternative remedies with, the mortgage loan originator or seller. These rules became effective January 1, 2016. FHFA also has updated these GSEs representations and warranties framework and announced on February 2, 2016 an independent dispute resolution (“IDR”) process to allow a neutral third party to resolve demands after the GSEs’ quality control and appeal processes have been exhausted. The GSEs are expected to update their repurchase demand escalation and appeal processes later this year to resolve disputes before any IDR process begins.

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

New federal Financial Crimes Enforcement Network (“FinCEN”) rules effective May 2018, require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards, or “pillars” for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program;

•	an independent audit function to test the programs; and

•	ongoing customer due diligence and monitoring.

The Company is also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as related rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and Nasdaq. In particular, the Company is required to report annually on internal controls as part of its annual report pursuant to Section 404 of the Sarbanes-Oxley Act.

The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2017 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2017, the Bank paid cash dividends of approximately $3.5 million to the Company. At December 31, 2017, the Bank could have declared additional dividends of approximately $10.2 million without prior regulatory approval.

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

When fully-phased in by January 1, 2019, the Basel III capital rules will further limit permissible dividends, stock repurchases and discretionary bonuses by the Company and the Bank, respectively, unless the Company and the Bank meet the fully phased-in capital conservation buffer requirement. See “Basel III Capital Rules.”

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2017 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 9.25%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance. Tier 1 and Tier 2 capital equals total capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies not subject to the Small BHC Policy, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 4%. However, bank regulators expect banks and bank holding companies to operate with a higher leverage ratio. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

All of the federal bank regulatory agencies’ regulations establish risk-adjusted measures and relevant capital levels that implement the “prompt corrective action” standards. The relevant capital measures are the total risk-based capital ratio, Tier 1 risk-based capital ratio, Common Equity Tier 1 capital ratio, as well as, the leverage capital ratio. Under the regulations, a state member bank will be:

•	well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a Common Equity Tier 1 capital ratio of 6.5% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and generally has a leverage capital ratio of 4% or greater;

•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5% or generally has a leverage capital ratio of less than 2%;

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital, and have indicated that higher capital levels may be required in light of market conditions and risk.

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and required increased capital, generally.

•	The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applicable on a consolidated basis to depository institution holding companies (except for such companies subject to the Small BHC Policy), as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the regulators’ capital standards.

•	Bank holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $1 billion that meet the Federal Reserve’s “qualitative standards” under the Small BHC Policy) after May 19, 2010, will no longer count as Tier 1 capital.

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2017 is included in Note 19 of the consolidated financial statements that accompany this report.

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

The Basel III Rules limit Tier 1 capital to common stock and noncumulative perpetual preferred stock, as well as trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, each of which are permanently grandfathered in Tier 1 capital for bank holding companies with less than $15 billion in assets. The Basel III Rules also introduced a new capital measure, “Common Equity Tier I Capital” or “CET1.” CET1 includes common stock and related surplus, retained earnings and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

•	Goodwill and other intangibles, other than mortgage servicing assets (“MSRs”), which are treated separately, net of associated deferred tax liabilities (“DTLs”);

•	Deferred tax assets (“DTAs”) arising from operating losses and tax credit carryforwards net of allowances and DTLs;

•	Gains on sale from any securitization exposure; and

•	Defined benefit pension fund net assets (i.e., excess plan assets), net of associated DTLs.

The Company made a one-time election in 2015 and, as a result, CET1 will not be adjusted for certain accumulated other comprehensive income (“AOCI”).

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

The capital conservation buffers and the related restrictions on permissible dividends, stock repurchases and discretionary bonuses were applicable for the first time in 2016. The capital conservation buffer of 0.625% or less became effective in 2016. In 2017, the capital conservation trigger was 1.25% or less.

When fully-phased in by 2019, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0%

> 0.625% - 1.250%	20.0%

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Rules, when fully phased by January 1, 2019 will be:

	December 31, 2017	Fully Phased In January 1, 2019

Minimum CET1	4.50%	4.50%

CET1 Conservation Buffer	1.25%	2.50%

Total CET1	5.75%	7.0%

Deductions from CET1	80%	100%

Minimum Tier 1 Capital	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	7.25%	8.5%

Minimum Total Capital	8.0%	8.0%

Minimum Total Capital plus conservation buffer	9.25%	10.5%

Changes in Risk-Weightings

Basel III significantly changed the risk weightings used to determine risk weighted capital adequacy. Among various other changes, Basel III applies a 250% risk-weighting to MSRs, DTAs that cannot be realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial institutions. The proposal also would change the risk-weighting for residential mortgages, including mortgages sold. A new 150% risk-weighted category would apply to “high volatility commercial real estate loans,” or “HVCRE,” which are credit facilities for the acquisition, construction or development of real property, excluding one-to-four family residential properties or commercial real estate projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Basel III Rules also changed some of the risk weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Rules:

•	Assigned a 250% risk weight to MSRs;

•	Assigned up to a 1,250% risk weight to structured securities, including private label mortgage securities, trust preferred CDOs and asset backed securities;

•	Retained existing risk weights for residential mortgages, but assign a 100% risk weight to most commercial real estate loans and a 150% risk-weight for HVCRE;

•	Assigned a 150% risk weight to past due exposures (other than sovereign exposures and residential mortgages);

•	Assigned a 250% risk weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

•	Retained the existing 100% risk weight for corporate and retail loans; and

•	Increased the risk weight for exposures to qualifying securities firms from 20% to 100%.

Illustrations of Changes to Prompt Corrective Action Rules

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

Enforcement Policies and Actions

The Federal Reserve and the Alabama Superintendent monitor compliance with laws and regulations. The CFPB monitors compliance with laws and regulations applicable to consumer financial products and services. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines, penalties and/or restitution, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company, in the form of fines, penalties, or the recovery, or claw-back, of compensation.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of the Company and the Bank, as well as the values of, and earnings on, its assets and the costs of its deposits and other liabilities are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the setting of discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

The Federal Reserve has been paying interest on depository institutions’ required and excess reserve balances since October 2008. The payment of interest on excess reserve balances was expected to give the Federal Reserve greater scope to use its lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target rate established by the Federal Open Market Committee. The Federal Reserve has indicated that it may use this authority to implement a mandatory policy to reduce excess liquidity, in the event of inflation or the threat of inflation.

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

In 2011, the Federal Reserve repealed its historical Regulation Q to permit banks to pay interest on demand deposits. The Federal Reserve also engaged in several rounds of quantitative easing (“QE”) to reduce interest rates by buying bonds, and “Operation Twist” to reduce long term interest rates by buying long term bonds, while selling intermediate term securities. Beginning December 2013, the Federal Reserve began to taper the level of bonds purchased, but continues to reinvest the principal of its securities as these mature.

The Federal Reserve adopted, in September 2014, a normalization of monetary policy that includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased five times since December 2015 in 25 basis point increments from 0.25% to 1.50% on December 13, 2017. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017 it began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested.

The nature and timing of any changes in monetary policies and their effect on the Company and the Bank cannot be predicted.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s DIF, and the Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Effective April 1, 2011, and as discussed above under “Recent Regulatory Developments”, the FDIC began calculating assessments based on an institution’s average consolidated total assets less its average tangible equity (the “FDIC Assessment Base”) in accordance with changes mandated by the Dodd-Frank Act. The FDIC changed its assessment rates which shifted part of the burden of deposit insurance premiums toward depository institutions relying on funding sources other than deposits.

Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets (“Small Banks”). The financial ratios method sets a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. All basis points are annual amounts.

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

Prior to June 30, 2016, when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under the former FDIC assessment rules. In 2017 and 2016, the Company recorded FDIC insurance premiums expenses of $0.2 million and $0.3 million, respectively.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base. The FICO assessment rate for the first quarter of 2016 was 0.58 basis points, which declined to 0.56 basis points for the remainder of the year. The FICO assessment rate for the first quarter of 2017 was 0.56 basis points, which declined to 0.54 basis points for the remainder of the year. FICO assessments of approximately $42 thousand and $40 thousand were paid to the FDIC in 2016 and 2017, respectively. The FICO assessments should continue to shrink during 2018-2019, and end when the last FICO bonds mature.

Lending Practices

The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of this property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

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

The Guidance did not apply to the Bank’s CRE lending activities during 2016 or 2017. At December 31, 2017, the Bank had outstanding $39.6 million in construction and land development loans and $233.3 million in total CRE loans (excluding owner occupied), which represent approximately 42.1% and 247.9%, respectively, of the Bank’s total risk-based capital at December 31, 2017. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the Guidance.

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

The Bank did not have any loans at year-end 2017 or 2016 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending (February 19, 2013).

Other Dodd-Frank Act Provisions

The Dodd-Frank Act was signed into law on July 21, 2011. In addition to the capital, liquidity and FDIC deposit insurance changes discussed above, some of the provisions of the Dodd-Frank Act we believe may affect us are set forth below.

Financial Stability Oversight Council

The Dodd-Frank Act created the Financial Stability Oversight Council or “FSOC”, which is chaired by the Secretary of the Treasury and composed of representatives from various financial services regulators. The FSOC has responsibility for identifying risks and responding to emerging threats to financial stability.

Executive Compensation

The Dodd-Frank Act provides shareholders of all public companies with a say on executive compensation. Under the Dodd-Frank Act, each company must give its shareholders the opportunity to vote on the compensation of its executives, on a non-binding advisory basis, at least once every three years. The Dodd-Frank Act also adds disclosure and voting requirements for golden parachute compensation that is payable to named executive officers in connection with sale transactions.

The SEC is required under the Dodd-Frank Act to issue rules obligating companies to disclose in proxy materials for annual shareholders meetings, information that shows the relationship between executive compensation actually paid to their named executive officers and their financial performance, taking into account any change in the value of the shares of a company’s stock and dividends or distributions. The Dodd-Frank Act also provides that a company’s compensation committee may only select a consultant, legal counsel or other advisor on methods of compensation after taking into consideration factors to be identified by the SEC that affect the independence of a compensation consultant, legal counsel or other advisor.

Section 954 of the Dodd-Frank Act added section 10D to the Exchange Act. Section 10D directs the SEC to adopt rules prohibiting a national securities exchange or association from listing a company unless it develops, implements, and discloses a policy regarding the recovery or “claw-back” of executive compensation in certain circumstances. The policy must require that, in the event an accounting restatement due to material noncompliance with a financial reporting requirement under the federal securities laws, the company will recover from any current or former executive officer any incentive-based compensation (including stock options) received during the three year period preceding the date of the restatement, which is in excess of what would have been paid based on the restated financial statements. There is no requirement of wrongdoing by the executive, and the claw-back is mandatory and applies to all executive officers. Section 954 augments section 304 of the Sarbanes-Oxley Act, which requires the CEO and CFO to return any bonus or other incentive or equity-based compensation received during the 12 months following the date of similarly inaccurate financial statements, as well as any profit received from the sale of employer securities during the period, if the restatement was due to misconduct. Unlike section 304, under which only the SEC may seek recoupment, the Dodd-Frank Act requires the Company to seek the return of compensation.

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

The Dodd-Frank Act, Section 955, requires the SEC, by rule, to require that each company disclose in the proxy materials for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the employee or board member. The SEC proposed implementing rules in February 2015, though the rules have not been implemented to date.

Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions, are deemed to be excessive, or that may lead to material losses. In June 2010, the federal bank regulators adopted Guidance on Sound Incentive Compensation Policies, which, although targeted to larger, more complex organizations than the Company, includes principles that have been applied to smaller organizations similar to the Company. This Guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.” Incentive compensation should:

•	Provide employees incentives that appropriately balance risk and reward;
•	Be compatible with effective controls and risk-management; and
•	Be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The President of the United States, and the majority party in both houses of Congress appear committed to financial regulatory reform, including changes to the Dodd-Frank Act. The President has frozen new rulemaking generally, and on February 3, 2017 issued an executive order containing “Core Principles for Regulating the United States Financial System” (“Core Principles”). The Core Principles direct the Secretary of the Treasury to consult with heads of Financial Stability Oversight Council’s members and report to the President within 120 days and periodically thereafter on how laws and government policies promote the Core Principles and to identify laws, regulations, guidance and reporting that inhibit financial services regulation in a manner consistent with the Core Principles. Another executive order required the repeal of two existing rules for any new significant regulatory proposal. Although this executive order does not apply to the SEC, the federal bank regulators or the CFPB, these independent agencies were encouraged to seek cost savings that would offset the costs of new significant regulatory actions.

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

In addition, on November 13, 2017, a bipartisan group of Senators announced their agreement on proposed legislation, the Economic Growth, Regulatory Relief and Consumer Protection Act, S.2155, which would provide regulatory relief for a range of banking organizations, primarily focused on smaller financial institutions. Among other things, the bill would provide an exemption from the Dodd-Frank Act’s Volcker Rule for insured depository institutions with less than $10 billion in total consolidated assets and lower levels of trading assets and liabilities, and an exemption from the U.S. Basel III-based capital requirements for smaller banking organizations that voluntarily maintain a leverage ratio of at least 8-10%.

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

We believe the following, among other things, may affect us in 2018:

•	We expect to face continued high levels of regulation of our industry as a result of continued Dodd-Frank Act rulemaking and other initiatives by the U.S. government and its regulatory agencies, including the CFPB. Compliance with such regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. Various pending bills in Congress and statements by our regulators may offer some regulatory relief for banking organizations of our size, though we believe that our efforts toward comprehensive regulatory relief would be slow and contentious. We are uncertain about the scope, nature and timing of any regulatory relief and its effect on us.

•	Although unemployment nationally is low, the economy is growing relatively slowly. The Federal Reserve, adopted in September 2014 a normalization of monetary policy, which includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased five times since December 2015 in 25 basis point increments from 0.25% to 1.50% on December 13, 2017. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017, it also began reducing its securities holding by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. Such reduction may also push interest rates higher and reduce liquidity in the financial system. We expect the Federal Reserve to continue to increase target rates at a moderate pace, subject to pauses due to any new domestic or global events. The nature and timing of any changes in monetary policies and their effect on us and the Bank cannot be predicted. The turnover of a majority of the Federal Reserve Board and the members of its Federal Open Market Committee (“FOMC”) and the appointment of a new Federal Reserve Chairman may result in changes in policy and timing and amount of monetary policy normalization.

•	Market developments, including employment and price levels, stock market volatility and declines, and tax changes, such as the Tax Cuts and Jobs Act (the “2017 Tax Act”) signed into law by the President on December 22, 2017, may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

•	Our ability to assess the creditworthiness of our customers and those we do business with, and to estimate the values of our assets and collateral for loans may be impaired if the models and approaches we use become less predictive of future behaviors and valuations. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how those economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

•	The 2017 Tax Act substantially limits the deductibility of all state and local taxes for U.S. taxpayers, including property taxes, lowers the cap on residential mortgage indebtedness for which U.S. taxpayers may deduct interest. These changes could have adverse effects on home sales, the volume of new mortgage and home equity loans and the values and salability of residences held as collateral for loans.

•	Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations.

•	Failures of other financial institutions in our markets and increasing consolidation of financial services companies as a result of market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

•	The Dodd-Frank Act’s Volcker Rule, including final regulations adopted on December 10, 2013, may affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain interests in collateralized loan obligations (“CLOs”), which we could otherwise use to diversify our assets and for asset/liability management. Pending legislation to remove Volcker Rule restrictions on banks under $10 billion in assets may or may not be adopted in a form that changes the applicability of the Volcker Rule to us.

The soundness of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, and investment funds, our correspondent banks and other financial institutions. Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2017, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.1 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2017, our nonaccrual loans totaled $3.0 million, or 0.66% of total loans. We had no properties held as other real estate owned at December 31, 2017. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of the market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. The Financial Accounting Standards Board (the “FASB”) adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on June 16, 2016, which changed the loss model to take into account current expected credit losses, or “CECL”. ASU No. 2016-13 is effective for our fiscal year beginning January 1, 2020. We have not yet determined how ASU No. 2016-13 will affect our results of operations and financial condition. Any such impact could be material.

Changes in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

The effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s TRID rules for closed end credit transactions secured by real property that became effective in October 2015, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, including the risk retention rules that became effective on December 24, 2016, and the Basel III Rules could have serious adverse effects on the mortgage markets and our mortgage operations.

The TRID rules have affected our current and proposed mortgage business and have increased our costs as a result of our compliance efforts. In addition, the CFPB’s final regulations implementing the Dodd-Frank Act, which require that lenders determine whether a consumer has the ability to repay a mortgage loan, which became effective in January 2014, have limited the secondary market for and liquidity of many mortgage loans that are not “qualified mortgages.”

Increasing interest rates and the 2017 Tax Act’s limitations on the deductibility of residential mortgage interest and state and local property and other taxes could adversely affect consumer behaviors and the volumes of housing sales, mortgage and home equity loan originations, as well as the value and liquidity of residential property held as collateral by lenders such as the Bank, and the secondary markets for residential loans. Acquisition, construction and development loans for residential development may be similarly adversely affected.

The Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, have been in conservatorship since September 2008. Minimal capital, the levels of risky assets at the Federal Housing Administration, or the FHA, and its relatively low capital and reserves for losses, the current levels of home sales, and the risks of interest rates increasing materially from historically low levels, as well as the 2017 Tax Act, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such adverse effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earning, capital and liquidity could be adversely affected.

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

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and GSEs, such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which may result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Although mortgage loan repurchase requests made to us have been limited, if these increased notwithstanding new repurchase procedures adopted in late 2015 and early 2016 by the Federal Housing Finance Agency (“FHFA”), Fannie Mae and Freddie Mac, we may have to establish reserves for possible repurchases and adversely affect our results of operation and financial condition.

Mortgage servicing rights requirements may change and require us to incur additional costs and risks.

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

Fannie Mae and Freddie Mac remain in conservatorship, and although legislation has been introduced at various times to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future, no proposal has been enacted. Through 2017, all of Fannie Mae and Freddie Mac’s earnings above a specified capital reserve have been swept into the U.S. Treasury and have not been available to build Fannie Mae’s or Freddy Mac’s capital. At the end of 2017, the capital reserve was increased to $3 billion for each of Fannie Mae and Freddy Mac.

In February 2018 Fannie Mae reported that the new Tax Act had reduced its deferred tax assets, and that it had a net worth deficit of $3.7 billion as of December 31, 2017. To eliminate its net worth deficit, Fannie Mae expects that the Director of the Federal Housing Finance Agency, or FHFA, will submit a request to the Treasury Department on the Fannie Mae’s behalf for $3.7 billion. Freddie Mac had a net worth deficit of $312 million at December 31, 2017, and expects FHFA, will submit a draw request to the Treasury Department for $312 million.

Since Fannie Mae and Freddie Mac dominate the residential mortgage markets, any changes in their structure and operations, as well as their respective capital, could adversely affect the primary and secondary mortgage markets, and our residential mortgage businesses, our results of operations and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending.” The guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property, where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in commercial real estate markets would also be considered CRE loans under the guidance. Loans on owner occupied commercial real estate are generally excluded. We had 61.1% of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2017 compared to 60.7% at year-end 2016. The banking regulators continue to give CRE lending scrutiny and further addressed their concerns over CRE activity in December 2016, requiring banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for two years for Federal income tax purposes. As of December 31, 2017, we had net deferred tax assets of $0.8 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

Although the Federal Reserve has raised the target Federal Funds rate five times between December 2015 and January 2018 in accordance with efforts to normalize monetary policy, the Federal Reserve has kept interest rates low over recent years, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending, the effects of the 2017 Tax Act and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates could also cause consumers to shift their funds to more interest bearing instruments and to increase the competition for funds. While the Federal Reserve has indicated it will seek to gradually adjust low interest rates, interest rates could increase more than anticipated. See “Fiscal and Monetary Policy”. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and institutional) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. The normalization of the Federal Reserve’s monetary policy, which is gradually increasing the Federal Reserve’s target Federal Funds rates and decreasing the Federal Reserve’s holdings of securities, may have unpredictable effects on the shape of the yield curve and longer term interest rates.

The production of mortgages and other loans and the value of collateral securing our loans, are dependent on demand within the markets we serve, as well as interest rates.

Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the value of mortgage and other loans produced and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin.

The 2017 Tax Act, including its fiscal stimulus limitations on the deductibility of residential mortgage interest and business interest expenses and other changes, could have mixed effects on economic activity and reduce the demand for loans and increase competition among lenders for loans. This Act could promote inflation and higher interest rates.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Our ability to borrow or obtain funding, if needed, could also be impaired by factors that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. The FASB’s new guidance under ASU No. 2016-13 includes significant changes to the manner in which banks’ allowance for loan losses will be calculated beginning January 1, 2020. Instead of using historical losses, the CECL model will be forward-looking with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations and financial condition.

The 2017 Tax Act may have adverse effects on certain of our customers and our businesses.

The 2017 Tax Act will benefit the Bank by reducing the maximum U.S. corporate income tax rate on its taxable income from 35% to 21%. This benefit may be diminished by the complexity, uncertainty and possible adverse effects of this legislation on certain of our borrowers, including limitations on the deductibility of:

•	residential mortgage interest;

•	state and local taxes, including property taxes; and

•	business interest expenses.

These changes may adversely affect borrowers’ cash flows and the values and liquidity of collateral we hold to secure our loans. Fewer borrowers may be able to meet the CFPB’s “ability to repay” standards under the Truth in Lending Act and CFPB regulations, which include the borrower’s ability to pay taxes and assessments. Demand for loans by qualified borrowers could be reduced, and therefore competition among lenders could increase. Customer behaviors toward incurring and repaying debt could also change as a result of the 2017 Tax Act. As a result, the 2017 Tax Act could materially and adversely affect our business and results of operations, at least before taking into account our lower U.S. corporate income tax rate.

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

While banks and thrift holding companies with assets of less than $15 billion as of December 31, 2009 are permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital under the Dodd-Frank Act, only bank holding companies with assets of less than $500 million are permitted to continue to issue trust preferred securities and have them count as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities or Company senior or secured debt, the proceeds of which could be downstreamed as capital to the Bank. Instead, we would have to issue noncumulative preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services and a growing demand for mobile and user-based banking applications. In addition to allowing us to analyze our customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs, risks associated with fraud, and other operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and payments business, and have increased competition in these businesses. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and create additional efficiencies in operations, while avoiding cyber-attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than anticipated. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.

Operational risks are inherent in our businesses.

Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal audit procedures; errors by employees or third parties; failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules in the various jurisdictions where we do business or have customers; failures in the models we generate and rely on; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems or, upgrades to existing systems or inadequate access to data or poor response capabilities in light of such business continuity and data security system failures; or the inadequacy or failure of systems and controls, including those of our suppliers or counterparties. In addition, we face certain risks inherent in the ownership and operation of our bank premises and other real-estate, including liability for “slip and fall” and other accidents on our properties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us.

Potential gaps in our risk management policies and internal audit procedures may leave us exposed unidentified or unanticipated risk, which could negatively affect our business.

Our enterprise risk management and internal audit program is designed to mitigate material risks and loss to us. We have developed and continue to develop risk management and internal audit policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures are based upon the use of observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or our inputs and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under pending regulations.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Various federal and state laws enforced by the bank regulators and other agencies protect the privacy and security of customers non-public personal information. Many of our employees have access to, and routinely process personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, us and our employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Such personal data could also be compromised by third party hackers via intrusions into our systems or those of service providers or persons we do business with such as credit bureaus, data processors and merchants who accept credit or debit cards for payment. If we fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our information systems may experience interruptions and security breaches.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Although we do not believe that we and our third-party service providers have been subject to a cyber-attack, other financial service institutions and their service providers have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks, among other means. Such cyber-attacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, and we may be subject to these types of attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Despite our cybersecurity policies and procedures and our Board of Director’s and Management’s efforts to monitor and ensure the integrity of our and our service providers’ systems, we may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as the use of mobile banking and other internet-based products and services continues to grow.

Security breaches or failures may have serious adverse financial and other consequences, including significant legal remediation costs, disruption of operations, misappropriation of confidential information, damage to systems operated by us or our third-party service providers, as well as damaging our customers and our counterparties. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, drought and floods, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Our associates may take excessive risks which could negatively affect our financial condition and business.

As a banking enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, do so in part by making decisions and choices that involve exposing us to risk. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor associates’ business decisions and prevent them from taking excessive risks, and to prevent employee misconduct, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

We may be unable to attract and retain key people to support our business.

Our success depends, in large part, on our ability to attract and retain key people. We compete with other financial services companies for people primarily on the basis of compensation, support services and financial position. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Effective succession planning is also important to our long-term success. The unexpected loss of services of one or more of our key personnel and failure to ensure effective transfer of knowledge and smooth transitions involving key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.

Proposed rules implementing the executive compensation provisions of the Dodd-Frank Act may limit the type and structure of compensation arrangements into which we may enter with certain of our employees and officers. In addition, proposed rules under the Dodd-Frank Act would prohibit the payment of “excessive compensation” to our executives. These restrictions could negatively affect our ability to compete with other companies in recruiting and retaining key personnel.

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

The Bank conducts its business from its main office and eight full-service branches. The Bank also operates a commercial loan production office in Phenix City, Alabama. The bank owns its main office building, which is located in downtown Auburn, Alabama, and has approximately 16,150 square feet of space. The original building was constructed in 1964, and an addition was completed in 1981. Portions of the building have been renovated to accommodate growth and changes in the Bank’s operational structure and to adapt to technological changes. The main office offers the full line of the Bank’s services and has one ATM. The Bank completed construction on a new drive-through facility located on the main office campus in October 2012. This drive-through facility has five drive-through lanes, including an ATM, and a walk-up teller window.

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

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2017, the Bank renewed its lease for another year.

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

In May 2017, the Bank relocated its Opelika Kroger branch to a new location to a new location the Bank purchased in August 2016 near the Tiger Town Retail Shopping Center and the intersection of U.S. Highway 280 and Frederick Road in Opelika, Alabama. The Tiger Town branch, built in 2017, has approximately 5,500 square feet of space. Prior to relocation, the Bank’s Opelika Kroger branch was located inside the Kroger supermarket in the Tiger Town retail center in Opelika, Alabama. The Opelika Kroger branch was originally opened in July 2007. The Tiger Town branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 12, 2018, there were approximately 3,643,698 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 397 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2017
First Quarter	$ 33.69	$ 30.75	$ 0.23
Second Quarter	37.79	32.65	0.23
Third Quarter	37.71	34.82	0.23
Fourth Quarter	40.25	33.25	0.23

2016
First Quarter	$ 30.49	$ 24.56	$ 0.225
Second Quarter	29.85	26.81	0.225
Third Quarter	28.91	27.45	0.225
Fourth Quarter	31.31	27.45	0.225

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

Federal Reserve policy could restrict future dividends on our Common Stock, depending on our earnings and capital position and likely needs. See “Supervision and Regulation – Payment of Dividends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Adequacy”.

The amount of dividends payable by the Bank is limited by law and regulation. The need to maintain adequate capital in the Bank also limits dividends that may be paid to the Company.

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2012 to December 31, 2017, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2012). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Auburn National Bancorporation, Inc.	100.00	124.35	121.78	157.82	172.15	219.60
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Southeast Bank	100.00	135.52	152.63	150.24	199.45	246.72

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

The following is a discussion of our financial condition at December 31, 2017 and 2016 and our results of operations for the years ended December 31, 2017 and 2016. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2017	2016
Net interest income (a)	$25,731	$24,008
Less: tax-equivalent adjustment	1,205	1,276
Net interest income (GAAP)	24,526	22,732
Noninterest income	3,441	3,383
Total revenue	27,967	26,115
Provision for loan losses	(300)	(485)
Noninterest expense	16,784	15,348
Income tax expense	3,637	3,102
Net earnings	$7,846	$8,150

Basic and diluted net earnings per share	$2.15	$2.24

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $7.8 million, or $2.15 per share, for the full year 2017, compared to $8.2 million, or $2.24 per share, for the full year 2016. The decrease in the Company’s 2017 earnings was primarily due to a deferred tax asset remeasurement adjustment of $0.4 million as a result of a lowered enacted corporate tax rate. The Tax Cuts and Jobs Act, signed into law December 22, 2017, lowered the Company’s federal corporate tax rate from 34% to 21%, which will lower the Company’s provision for federal income taxes in future years. However, the Company was required to remeasure the value of its net deferred tax assets by $0.4 million as of December 31, 2017. Excluding the impact of the tax remeasurement adjustment, net earnings would have been $8.2 million, or $2.25 per share, for the full year 2017, compared to $8.2 million, or $2.24 per share for the full year 2016.

Net interest income (tax-equivalent) was $25.7 million in 2017, compared to $24.0 million in 2016. This increase was primarily due to loan growth and an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest-bearing bank deposits and increased its investment in securities as market yields improved. The Company also lowered its deposit costs and repurchased higher-cost wholesale funding sources. Average loans were $441.0 million in 2017, an increase of $10.2 million or 2%, from 2016.

The Company recorded a negative provision for loan losses of $0.3 million for 2017, compared to a negative provision of $0.5 million for 2016. Annualized net recoveries as a percent of average loans were 0.09% and 0.19% for 2017 and 2016, respectively. The Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans during 2017 and $1.2 million from the payoff of one nonperforming construction and land development loan during 2016.

Noninterest income was $3.4 million in 2017 and 2016, respectively. A decrease in mortgage lending income of $0.2 million as mortgage loan production declined was offset by $0.2 million improvement in securities gains (losses), net.

Noninterest expense was $16.8 million in 2017, compared to $15.3 million in 2016. The increase was primarily due to a gain on early extinguishment of debt of $0.8 million realized in 2016. The Company purchased $4.0 million of trust preferred securities related to its junior subordinated debentures with a floating rate of 3.63% in 2016. In addition, other real estate owned expense increased $0.4 million primarily due to realized holding gains on the sale of OREO in 2016 and salaries and benefits increased $0.2 million in 2017 due to routine annual increases.

Income tax expense was $3.6 million in 2017 compared to $3.1 million in 2016. The Company’s effective income tax rate was 31.67% in 2017, compared to 27.57% in 2016. The increase in the effective tax rate was primarily attributable to a $0.4 million tax remeasurement adjustment discussed above. We continue to review the impact of the 2017 Tax Act to our operations, which may result in additional adjustments to future periods’ results of operations. Excluding the impact of the tax remeasurement adjustment, the Company’s effective tax rate would have been 28.46% during 2017 reflecting an increase in the level of earnings before taxes and a decrease in tax exempt earnings from the bank-owned life insurance.

In 2017, the Company paid cash dividends of $3.4 million, or $0.92 per share. The Company remains “well capitalized” under current regulatory guidelines with a total risk-based capital ratio of 17.91%, a Tier 1 risk-based capital ratio of 16.98%, a Tier 1 leverage capital ratio of 10.95% and a Common Equity Tier 1 (“CET1”) capital ratio of 16.42% at December 31, 2017.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2017 and 2016, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the year ended December 31, 2017, the Company increased its look-back period to 35 quarters to continue to include the losses incurred by the Company beginning with the first quarter 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

The 2017 Tax Act reduced the federal corporate income tax rate to 21% compared to 35%. We believe this reduction in tax rate will benefit us in 2018 and later years. We continue reviewing the impact of the 2017 Tax Act to our operations, which may result in additional adjustments to future periods’ results of operations.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2017		2016
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$442,101	4.70%	$432,180	4.73%
Securities - taxable	197,108	2.15%	166,870	1.97%
Securities - tax-exempt (a)	69,881	5.07%	68,507	5.48%

Total securities	266,989	2.91%	235,377	2.99%
Federal funds sold	32,342	1.05%	49,446	0.50%
Interest bearing bank deposits	41,317	1.04%	70,064	0.51%

Total interest-earning assets	782,749	3.75%	787,067	3.57%

Deposits:
NOW	125,935	0.20%	121,723	0.27%
Savings and money market	230,121	0.37%	232,601	0.38%
Certificates of deposits	198,457	1.18%	212,662	1.23%

Total interest-bearing deposits	554,513	0.62%	566,986	0.68%
Short-term borrowings	3,476	0.52%	2,973	0.50%
Long-term debt	3,217	3.89%	6,474	3.52%

Total interest-bearing liabilities	561,206	0.64%	576,433	0.71%

Net interest income and margin (a)	$25,731	3.29%	$24,008	3.05%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $25.7 million in 2017, compared to $24.0 million in 2016. This increase was primarily due to loan growth and an increase in interest income from securities available-for-sale as management reduced its investment in federal funds sold and interest bearing bank deposits and increased its investment securities as market yields improved. The Company also lowered its deposit costs and repurchased higher-cost wholesale funding sources.

The tax-equivalent yield on total interest-earning assets increased by 18 basis points in 2017 from 2016 to 3.75%. Increases in yields on short-term assets, including federal funds sold and interest bearing bank deposits, due to recent increases in the Federal Reserve’s federal funds rate targets, were partially offset by declining loan yields resulting from pricing competition for quality loan opportunities in our markets and declining securities yields due to lower reinvestment rates for municipal bonds.

The cost of total interest-bearing liabilities decreased 7 basis points in 2017 from 2016 to 0.64%. The net decrease was largely a result of the continued shift in our funding mix, as we increased our lower-cost interest-bearing demand deposits (NOW accounts) and concurrently reduced our balances of higher-cost certificates of deposits and long-term debt.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields during this extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds and our variable rate assets, if the Federal Reserve continues its gradual increase in interest rates. The Company anticipates that this challenging competitive environment will continue in 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the interest rates the Company is able to charge for loans or pay on deposits though it is believed it will increase competition. However, the Company believes our net interest income should increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, primarily loans.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The Company recorded a negative provision for loan losses of $0.3 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Net recoveries were $0.4 million, or 0.09% of average loans and $0.08 million, or 0.19% of average loans, for the years ended December 31, 2017 and 2016, respectively. The Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans during 2017 and $1.2 million from the payoff of one nonperforming construction and land development loan during 2016.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.05% at December 31, 2017 from 1.08% at December 31, 2016. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2017	2016

Service charges on deposit accounts	$746	$773
Mortgage lending	777	947
Bank-owned life insurance	442	456
Securities gains (losses), net	51	(221)
Other	1,425	1,428

Total noninterest income	$3,441	$3,383

The Company’s income from mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either sell or retain the MSRs when the loan is sold.

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

The following table presents a breakdown of the Company’s mortgage lending income for 2017 and 2016.

	Year ended December 31
(Dollars in thousands)	2017	2016
Origination income	$504	$764
Servicing fees, net	272	184
Decrease (increase) in MSR valuation allowance	1	(1)

Total mortgage lending income	$777	$947

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold.

Securities gains (losses), net consist of realized gains and losses on the sale of securities and other-than-temporary impairment charges. Net gains realized on the sale of securities were $51 thousand for 2017, compared to net losses realized on the sale of securities of $221 thousand for 2016. The Company did not incur any other-than-temporary impairment charges in 2017 and 2016.

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2017	2016
Salaries and benefits	$10,011	$9,826
Net occupancy and equipment	1,471	1,474
Professional fees	966	825
FDIC and other regulatory assessments	346	406
Other real estate owned, net	5	(371)
Gain on early extinguishment of debt	—	(790)
Other	3,985	3,978

Total noninterest expense	$16,784	$15,348

The increase in salaries and benefits expense reflects routine annual increases.

The increase in professional fees expense was primarily due to increases in professional fees associated with our mortgage lending division.

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

The increase in other real estate owned expense was primarily due to gains realized from sale of OREO in 2016.

During 2016 the Company recognized a $0.8 million gain on early extinguishment of debt when it purchased $4.0 million of the $7.0 million in outstanding trust preferred securities issued by Auburn National Bancorporation Capital Trust I. (the “Trust”) and deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding.

Income Tax Expense

Income tax expense was $3.6 million in 2017 compared to $3.1 million in 2016. The Company’s effective income tax rate was 31.67% in 2017, compared to 27.57% in 2016. The increase in the effective tax rate was primarily attributable to a $0.4 million tax remeasurement adjustment previously discussed. Excluding the impact of the tax remeasurement adjustment, the Company’s effective tax rate would have been 28.46% during 2017 reflecting an increase in the level of earnings before taxes and a decrease in tax exempt earnings from the bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $257.7 million at December 31, 2017, an increase of $14.1 million, or 5%, compared to $243.6 million as of December 31, 2016. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $13.7 million and an increase in the fair value of securities available-for-sale of $0.4 million. The increase in the amortized cost basis of securities available-for-sale was primarily due to management increasing the Company’s investment securities as market yields improved in early 2017. The average tax-equivalent yields earned on total securities were 2.91% in 2017 and 2.99% in 2016.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2017 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2017
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$—	29,253	23,809	—	53,062
Agency RMBS	—	—	11,201	121,871	133,072
State and political subdivisions	—	2,564	9,999	59,000	71,563

Total available-for-sale	$—	31,817	45,009	180,871	257,697

Weighted average yield:
Agency obligations	—	1.85%	2.04%	—	1.93%
Agency RMBS	—	—	2.45%	2.37%	2.38%
State and political subdivisions	—	3.97%	3.65%	3.21%	3.30%

Total available-for-sale	—	2.02%	2.50%	2.64%	2.54%

Loans
	December 31

(In thousands)	2017	2016	2015	2014	2013

Commercial and industrial	$59,086	49,850	52,479	54,329	57,780
Construction and land development	39,607	41,650	43,694	37,298	36,479
Commercial real estate	239,033	220,439	203,853	192,006	174,920
Residential real estate	106,863	110,855	116,673	107,641	101,706
Consumer installment	9,588	8,712	10,220	12,335	12,893

Total loans	454,177	431,506	426,919	403,609	383,778
Less: unearned income	(526)	(560)	(509)	(655)	(439)

Loans, net of unearned income	$453,651	430,946	426,410	402,954	383,339

Total loans, net of unearned income, were $453.7 million at December 31, 2017, an increase of $22.7 million, or 5%, from $430.9 million at December 31, 2016. Four loan categories represented the majority of the loan portfolio at December 31, 2017: commercial real estate mortgage loans (53%), residential real estate mortgage loans (24%), commercial and industrial loans (13%) and construction and land development loans (9%). Approximately 18% of the Company’s commercial real estate loans were classified as owner-occupied at December 31, 2017.

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $12.6 million, or 3%, and $13.7 million, or 3%, of total loans, net of unearned income at December 31, 2017 and 2016, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $2.1 million and $1.4 million required interest-only payments at December 31, 2017 and 2016, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.70% in 2017 and 4.73% in 2016.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.9 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2017, the Bank had one loan relationship exceeding our internal limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2017 (and related balances at December 31, 2016).

		December 31

(In thousands)		2017	2016

Multi-family residential properties	$	52,167	$46,998
Lessors of 1-4 family residential properties		47,323	45,291
Shopping centers		39,966	40,925
Office buildings		24,483	22,366
Hotel/motel		22,384	19,080

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2017 and 2016, respectively, the allowance for loan losses was $4.8 million and $4.6 million, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2017 is presented below.

	Year ended December 31
(Dollars in thousands)	2017		2016	2015	2014	2013

Allowance for loan losses:
Balance at beginning of period	$4,643		4,289	4,836	5,268	6,723
Charge-offs:
Commercial and industrial	(449)		(97)	(100)	(46)	(514)
Construction and land development	—		—	—	(235)	(39)
Commercial real estate	—		(194)	(866)	—	(262)
Residential real estate	(107)		(182)	(89)	(438)	(808)
Consumer installment	(40)		(67)	(59)	(89)	(397)

Total charge-offs	(596)		(540)	(1,114)	(808)	(2,020)
Recoveries:
Commercial and industrial	461		29	22	71	48
Construction and land development	347		1,212	17	8	6
Commercial real estate	—		—	—	119	4
Residential real estate	115		127	313	112	88
Consumer installment	87		11	15	16	19

Total recoveries	1,010		1,379	367	326	165

Net recoveries (charge-offs)	414		839	(747)	(482)	(1,855)
Provision for loan losses	(300)		(485)	200	50	400

Ending balance	$4,757		4,643	4,289	4,836	5,268

as a % of loans	1.05%		1.08	1.01	1.20	1.37
as a % of nonperforming loans	160%		196	158	433	124
Net (recoveries) charge-offs as a % of average loans	(0.09	) %	(0.19)	0.18	0.12	0.48

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.05% at December 31, 2017, compared to 1.08% at December 31, 2016. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net recoveries were $0.4 million, or 0.09% of average loans, in 2017, compared to recoveries of $0.8 million, or 0.19%, in 2016. In 2017, the Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans. In 2016, the Company recognized a recovery of $1.2 million from the payoff of one nonperforming construction and land development loan.

At December 31, 2017 and 2016, the Company’s recorded investment in loans considered impaired was $2.7 million and $2.1 million, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $42 thousand and $31 thousand at December 31, 2017 and 2016, respectively.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2017 the Company had $3.0 million in nonperforming assets compared to $2.5 million at December 31, 2016.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

		December 31
(Dollars in thousands)		2017	2016	2015	2014	2013

Nonperforming assets:
Nonperforming (nonaccrual) loans	$	2,972	2,370	2,714	1,117	4,261
Other real estate owned		—	152	252	534	3,884

Total nonperforming assets	$	2,972	2,522	2,966	1,651	8,145

as a % of loans and other real estate owned		0.66%	0.59	0.70	0.41	2.10
as a % of total assets		0.35%	0.30	0.36	0.21	1.08
Nonperforming loans as a % of total loans		0.66%	0.55	0.64	0.28	1.11
Accruing loans 90 days or more past due	$	—	—	—	—	73

The table below provides information concerning the composition of nonaccrual loans at December 31, 2017 and 2016, respectively.

	December 31
(In thousands)	2017	2016

Nonaccrual loans:
Commercial and industrial	$31	37
Construction and land development	—	32
Commercial real estate	2,188	2,027
Residential real estate	739	252
Consumer installment	14	22

Total nonaccrual loans / nonperforming loans	$2,972	2,370

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2017, the Company had $3.0 million in loans on nonaccrual, compared to $2.4 million at December 31, 2016.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2017 and 2016, the Company had $0.5 and $0.2 million, respectively, in accruing TDRs.

At December 31, 2017 and 2016, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2017 and 2016, respectively.

	December 31
(In thousands)	2017	2016

Other real estate owned:
Commercial:
Developed lots	$—	37
Residential	—	115

Total other real estate owned	$—	152

At December 31, 2017, the Company held no OREO properties acquired from borrowers compared to $0.2 million at December 31, 2016.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans.    Potential problem loans, which are not included in nonperforming assets, amounted to $5.7 million, or 1.3% of total loans at December 31, 2017, compared to $5.8 million, or 1.4% of total loans at December 31, 2016.

The table below provides information concerning the composition of potential problem loans at December 31, 2017 and 2016, respectively.

	December 31
(In thousands)	2017	2016

Potential problem loans:
Commercial and industrial	$119	233
Construction and land development	468	340
Commercial real estate	733	854
Residential real estate	4,253	4,326
Consumer installment	78	90

Total potential problem loans	$5,651	5,843

At December 31, 2017, approximately $0.8 million or 13.4% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2017 and 2016, respectively.

	December 31
(In thousands)	2017	2016

Performing loans past due 30 to 89 days:
Commercial and industrial	$8	66
Construction and land development	—	395
Commercial real estate	—	242
Residential real estate	1,058	1,301
Consumer installment	57	38

Total performing loans past due 30 to 89 days	$1,123	2,042

Deposits

	December 31
(In thousands)	2017	2016

Noninterest bearing demand	$193,917	181,890
NOW	146,999	117,943
Money market	173,251	179,643
Savings	55,421	51,530
Certificates of deposit under $100,000	69,960	77,255
Certificates of deposit and other time deposits of $100,000 or more	107,711	120,510
Brokered certificates of deposit	10,400	10,372

Total deposits	$757,659	739,143

Total deposits were $757.7 million and $739.1 million at December 31, 2017 and 2016, respectively. The increase in total deposits of $18.5 million and the change in deposit mix reflect customer preferences for short-term instruments in a low interest rate environment.

The average rates paid on total interest-bearing deposits were 0.62% in 2017 and 0.68% in 2016. Noninterest bearing deposits were 26% and 25% of total deposits at both December 31, 2017 and 2016, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2017 and 2016, respectively. Securities sold under agreements to repurchase totaled $2.7 million and $3.4 million at December 31, 2017 and 2016, respectively.

The average rates paid on short-term borrowings was 0.52% in 2017 and 2016, respectively. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the two-year period ended December 31, 2017 is included in Note 10 to the accompanying consolidated financial statements included in this annual report.

Long-term debt includes subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2017 and 2016, respectively. The debentures mature on December 31, 2033 and have been redeemable since December 31, 2008.

The average rates paid on long-term debt were 3.89% in 2017 and 3.52% in 2016.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $86.9 million and $82.2 million as of December 31, 2017 and 2016, respectively. The change from December 31, 2016 was primarily driven by net earnings of $7.8 million, partially offset by cash dividends paid of $3.4 million.

The Company’s Tier 1 leverage ratio was 10.95%, Common Equity Tier 1 (“CET1”) risk-based capital ratio was 16.42%, Tier 1 risk-based capital ratio was 16.98%, and total risk-based capital ratio was 17.91% at December 31, 2017. These ratios exceed the minimum regulatory capital percentages of 5.0% for Tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for Tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Company is classified as “well capitalized.”

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

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates up or down when compared to the baseline net interest income forecast at December 31, 2017.

Changes in Interest Rates	Net Interest Income % Variance
400 basis points	2.39%
300 basis points	1.10
200 basis points	1.07
100 basis points	0.08
(100) basis points	0.43
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2017, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when compared to the baseline EVE at December 31, 2017.

Changes in Interest Rates	EVE % Variance
400 basis points	(19.05) %
300 basis points	(13.39)
200 basis points	(8.20)
100 basis points	(3.32)
(100) basis points	(1.46)
(200) basis points	NM
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2017, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2017 and 2016, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2017, the Bank had a remaining available line of credit with the FHLB totaling $244.4 million. As of December 31, 2017, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2017, which by their terms had contractual maturity and termination dates subsequent to December 31, 2017:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$757,659	657,912	70,546	29,201	—
Long-term debt	3,217	—	—	—	3,217
Operating lease obligations	103	65	38	—	—

Total	$$760,979	$657,977	$70,584	$29,201	$3,217

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

Off-Balance Sheet Arrangements

At December 31, 2017, the Bank had outstanding standby letters of credit of $7.4 million and unfunded loan commitments outstanding of $57.0 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2017, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $312.3 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2017, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase three loans with an aggregate principal balance of $0.6 million, which were current as to principal and interest at the time of repurchase. During 2016, the Company was required to repurchase one loan with an aggregate principal balance of $0.2 million that was current as to principal and interest at the time of repurchase. At December 31, 2017, the Company had no pending repurchase requests related to representation and warranty provisions.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2017, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2014-09, Revenue from Contracts with Customers, was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of the Company’s revenue stream is generated from financial instruments which are not within the scope of this ASU. However, the Company has evaluated the impact for other fee-based income and has concluded that this standard will not materially impact its financial statements.

ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. The Company is currently evaluating methods of measuring fair value of its loan portfolio using an exit price notion as noted in (3) above.

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

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides guidance on eight specific cash flow issues where current GAAP is either unclear or does not include specific guidance on classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. As this guidance only affects classification within the statement of cash flows, adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted cash, amends guidance on how the statement of cash flows presents the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments are applied using a retrospective transition method to each period transitioned. As this guidance only affects classification within the statement of cash flows, adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements.

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

	Year ended December 31
(In thousands)	2017	2016	2015	2014	2013

Net interest income (GAAP)	$24,526	22,732	22,718	21,453	20,922
Tax-equivalent adjustment	1,205	1,276	1,342	1,288	1,440

Net interest income (Tax-equivalent)	$25,731	24,008	24,060	22,741	22,362

Table 2 - Selected Financial Data

	Year ended December 31
(Dollars in thousands, except per share amounts)	2017		2016	2015	2014	2013

Income statement
Tax-equivalent interest income (a)	$29,325		28,092	28,495	28,105	28,898
Total interest expense	3,594		4,084	4,435	5,364	6,536

Tax equivalent net interest income (a)	25,731		24,008	24,060	22,741	22,362

Provision for loan losses	(300)		(485)	200	50	400
Total noninterest income	3,441		3,383	4,532	3,933	7,298
Total noninterest expense	16,784		15,348	16,372	15,104	18,412

Net earnings before income taxes and tax-equivalent adjustment	12,688		12,528	12,020	11,520	10,848
Tax-equivalent adjustment	1,205		1,276	1,342	1,288	1,440
Income tax expense	3,637		3,102	2,820	2,784	2,290

Net earnings	$7,846		8,150	7,858	7,448	7,118

Per share data:
Basic and diluted net earnings	$2.15		2.24	2.16	2.04	1.95
Cash dividends declared	$0.92		0.90	0.88	0.86	0.84
Weighted average shares outstanding
Basic and diluted	3,643,616		3,643,504	3,643,428	3,643,278	3,643,003
Shares outstanding	3,643,668		3,643,523	3,643,478	3,643,328	3,643,118
Book value	$23.85		22.55	21.94	20.80	17.70
Common stock price
High	$40.25		31.31	30.39	25.80	25.75
Low	30.75		24.56	23.15	22.10	20.80
Period-end	$38.90		31.31	29.62	23.64	25.00
To earnings ratio	18.09	x	13.98	13.78	11.59	12.89
To book value	163%		139	135	114	141
Performance ratios:
Return on average equity	9.17%		9.65	9.98	10.53	10.33
Return on average assets	0.94%		0.98	0.98	0.97	0.94
Dividend payout ratio	42.79%		40.18	40.74	42.16	43.08
Average equity to average assets	10.30%		10.14	9.79	9.17	9.07
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.05%		1.08	1.01	1.20	1.37
Nonperforming loans	160%		196	158	433	124
Nonperforming assets as a % of:
Loans and other real estate owned	0.66%		0.59	0.70	0.41	2.10
Total assets	0.35%		0.30	0.36	0.21	1.08
Nonperforming loans as % of loans	0.66%		0.55	0.64	0.28	1.11
Net (recoveries) charge-offs as a % of average loans	(0.09	) %	(0.19)	0.18	0.12	0.48
Capital Adequacy:
CET 1 risk-based capital ratio	16.42%		16.44	15.28	na	na
Tier 1 risk-based capital ratio	16.98%		17.00	16.57	17.45	17.19
Total risk-based capital ratio	17.91%		17.95	17.44	18.54	18.40
Tier 1 leverage ratio	10.95%		10.27	10.35	10.32	10.10
Other financial data:
Net interest margin (a)	3.29%		3.05	3.17	3.15	3.16
Effective income tax rate	31.67%		27.57	26.41	27.21	24.34
Efficiency ratio (b)	57.53%		56.03	57.26	56.62	62.08
Selected period end balances:
Securities	$257,697		243,572	241,687	267,603	271,219
Loans, net of unearned income	453,651		430,946	426,410	402,954	383,339
Allowance for loan losses	4,757		4,643	4,289	4,836	5,268
Total assets	853,381		831,943	817,189	789,231	751,343
Total deposits	757,659		739,143	723,627	693,390	668,844
Long-term debt	3,217		3,217	7,217	12,217	12,217
Total stockholders’ equity	86,906		82,177	79,949	75,799	64,485

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2017			2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$442,101	$ 20,781	4.70%	$432,180	$ 20,453	4.73%
Securities - taxable	197,108	4,229	2.15%	166,870	3,282	1.97%
Securities - tax-exempt (2)	69,881	3,545	5.07%	68,507	3,754	5.48%

Total securities	266,989	7,774	2.91%	235,377	7,036	2.99%
Federal funds sold	32,342	341	1.05%	49,446	249	0.50%
Interest bearing bank deposits	41,317	429	1.04%	70,064	354	0.51%

Total interest-earning assets	782,749	29,325	3.75%	787,067	28,092	3.57%
Cash and due from banks	13,386			13,126
Other assets	34,291			32,127

Total assets	$830,426			$832,320

Interest-bearing liabilities:
Deposits:
NOW	$125,935	248	0.20%	$121,723	333	0.27%
Savings and money market	230,121	852	0.37%	232,601	890	0.38%
Certificates of deposits	198,457	2,351	1.18%	212,662	2,618	1.23%

Total interest-bearing deposits	554,513	3,451	0.62%	566,986	3,841	0.68%
Short-term borrowings	3,476	18	0.52%	2,973	15	0.50%
Long-term debt	3,217	125	3.89%	6,474	228	3.52%

Total interest-bearing liabilities	561,206	3,594	0.64%	576,433	4,084	0.71%
Noninterest-bearing deposits	180,891			167,695
Other liabilities	2,788			3,760
Stockholders’ equity	85,541			84,432

Total liabilities and and stockholders’ equity	$830,426			$832,320

Net interest income and margin		$25,731	3.29%		$24,008	3.05%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.

Table 4 - Volume and Rate Variance Analysis

	Years ended December 31, 2017 vs. 2016				Years ended December 31, 2016 vs. 2015
	Net	Due to change in			Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)		Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$328	(138)	466	$	(31)	(910)	879
Securities - taxable	947	298	649		(569)	(176)	(393)
Securities - tax-exempt (1)	(209)	(279)	70		(192)	(199)	7

Total securities	738	19	719		(761)	(375)	(386)
Federal funds sold	92	272	(180)		112	158	(46)
Interest bearing bank deposits	75	373	(298)		277	80	197

Total interest income	$1,233	526	707	$	(403)	(1,047)	644

Interest expense:
Deposits:
NOW	$(85)	(93)	8	$	(15)	(33)	18
Savings and money market	(38)	(29)	(9)		58	(6)	64
Certificates of deposits	(267)	(99)	(168)		(337)	(113)	(224)

Total interest-bearing deposits	(390)	(221)	(169)		(294)	(152)	(142)
Short-term borrowings	3	—	3		(3)	—	(3)
Long-term debt	(103)	24	(127)		(54)	10	(64)

Total interest expense	(490)	(197)	(293)		(351)	(142)	(209)

Net interest income	$1,723	723	1,000	$	(52)	(905)	853

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 34%.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5 - Loan Portfolio Composition

	December 31

(In thousands)	2017	2016	2015	2014	2013

Commercial and industrial	$59,086	49,850	52,479	54,329	57,780
Construction and land development	39,607	41,650	43,694	37,298	36,479
Commercial real estate	239,033	220,439	203,853	192,006	174,920
Residential real estate	106,863	110,855	116,673	107,641	101,706
Consumer installment	9,588	8,712	10,220	12,335	12,893

Total loans	454,177	431,506	426,919	403,609	383,778
Less: unearned income	(526)	(560)	(509)	(655)	(439)

Loans, net of unearned income	453,651	430,946	426,410	402,954	383,339
Less: allowance for loan losses	(4,757)	(4,643)	(4,289)	(4,836)	(5,268)

Loans, net	$448,894	426,303	422,121	398,118	378,071

Table 6 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2017

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$37,317	10,254	11,515	59,086	16,716	42,370	59,086
Construction and land development	23,959	14,006	1,642	39,607	12,463	27,144	39,607
Commercial real estate	28,543	91,939	118,551	239,033	8,365	230,668	239,033
Residential real estate	11,571	23,951	71,341	106,863	53,457	53,406	106,863
Consumer installment	3,846	5,277	465	9,588	1,037	8,551	9,588

Total loans	$105,236	145,427	203,514	454,177	92,038	362,139	454,177

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2017		2016	2015	2014	2013

Allowance for loan losses:
Balance at beginning of period	$4,643		4,289	4,836	5,268	6,723
Charge-offs:
Commercial and industrial	(449)		(97)	(100)	(46)	(514)
Construction and land development	—		—	—	(235)	(39)
Commercial real estate	—		(194)	(866)	—	(262)
Residential real estate	(107)		(182)	(89)	(438)	(808)
Consumer installment	(40)		(67)	(59)	(89)	(397)

Total charge-offs	(596)		(540)	(1,114)	(808)	(2,020)

Recoveries:
Commercial and industrial	461		29	22	71	48
Construction and land development	347		1,212	17	8	6
Commercial real estate	—		—	—	119	4
Residential real estate	115		127	313	112	88
Consumer installment	87		11	15	16	19

Total recoveries	1,010		1,379	367	326	165

Net recoveries (charge-offs)	414		839	(747)	(482)	(1,855)
Provision for loan losses	(300)		(485)	200	50	400

Ending balance	$4,757		4,643	4,289	4,836	5,268

as a % of loans	1.05	%	1.08	1.01	1.20	1.37
as a % of nonperforming loans	160	%	196	158	433	124
Net (recoveries) charge-offs as % of average loans	(0.09)%		(0.19)	0.18	0.12	0.48

Nonperforming assets:
Nonaccrual/nonperforming loans	$2,972		2,370	2,714	1,117	4,261
Other real estate owned	—		152	252	534	3,884

Total nonperforming assets	$2,972		2,522	2,966	1,651	8,145

as a % of loans and other real estate owned	0.66	%	0.59	0.70	0.41	2.10
as a % total assets	0.35	%	0.30	0.36	0.21	1.08
Nonperforming loans as a % of total loans	0.66	%	0.55	0.64	0.28	1.11
Accruing loans 90 days or more past due	$—		—	—	—	73

Table 8 - Allocation of Allowance for Loan Losses

	December 31
	2017			2016			2015			2014			2013
(Dollars in thousands)	Amount	%*		Amount	%*		Amount	%*		Amount	%*		Amount	%*
Commercial and industrial	$653	13.0	$	540	11.6	$	523	12.3	$	639	13.5	$	386	15.1
Construction and land development	734	8.7		812	9.7		669	10.2		974	9.2		366	9.5
Commercial real estate	2,126	52.7		2,071	51.0		1,879	47.8		1,928	47.5		3,186	45.5
Residential real estate	1,071	23.5		1,107	25.7		1,059	27.3		1,119	26.7		1,114	26.5
Consumer installment	173	2.1		113	2.0		159	2.4		176	3.1		216	3.4

Total allowance for loan losses	$4,757		$	4,643		$	4,289		$	4,836		$	5,268

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2017

Maturity of:
3 months or less	$5,140
Over 3 months through 6 months	9,732
Over 6 months through 12 months	37,355
Over 12 months	65,884

Total CDs and other time deposits of $100,000 or more (1)	$118,111

(1)	Includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 7A is set forth in ITEM 7 under the caption “Market and Liquidity Risk Management” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2015.

Greenville, South Carolina

March 13, 2018

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

			December 31

(Dollars in thousands, except share data)		2017	2016
Assets:
Cash and due from banks	$	12,942	$15,673
Federal funds sold		41,540	42,096
Interest bearing bank deposits		51,046	63,508

Cash and cash equivalents		105,528	121,277

Securities available-for-sale		257,697	243,572
Loans held for sale		1,922	1,497
Loans, net of unearned income		453,651	430,946
Allowance for loan losses		(4,757)	(4,643)

Loans, net		448,894	426,303

Premises and equipment, net		13,791	12,602
Bank-owned life insurance		18,330	17,888
Other real estate owned		—	152
Other assets		7,219	8,652

Total assets	$	853,381	$831,943

Liabilities:
Deposits:
Noninterest-bearing	$	193,917	$181,890
Interest-bearing		563,742	557,253

Total deposits		757,659	739,143
Federal funds purchased and securities sold under agreements to repurchase		2,658	3,366
Long-term debt		3,217	3,217
Accrued expenses and other liabilities		2,941	4,040

Total liabilities		766,475	749,766

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none		—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares		39	39
Additional paid-in capital		3,771	3,767
Retained earnings		90,299	85,716
Accumulated other comprehensive loss, net		(566)	(708)
Less treasury stock, at cost - 313,467 shares and 313,612 shares at December 31, 2017 and 2016, respectively		(6,637)	(6,637)

Total stockholders’ equity		86,906	82,177

Total liabilities and stockholders’ equity	$	853,381	$831,943

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

		Year ended December 31
(Dollars in thousands, except share and per share data)		2017	2016

Interest income:
Loans, including fees	$	20,781	$20,453
Securities:
Taxable		4,229	3,282
Tax-exempt		2,340	2,478
Federal funds sold and interest bearing bank deposits		770	603

Total interest income		28,120	26,816

Interest expense:
Deposits		3,451	3,841
Short-term borrowings		18	15
Long-term debt		125	228

Total interest expense		3,594	4,084

Net interest income		24,526	22,732
Provision for loan losses		(300)	(485)

Net interest income after provision for loan losses		24,826	23,217

Noninterest income:
Service charges on deposit accounts		746	773
Mortgage lending		777	947
Bank-owned life insurance		442	456
Other		1,425	1,428
Securities gains (losses), net		51	(221)

Total noninterest income		3,441	3,383

Noninterest expense:
Salaries and benefits		10,011	9,826
Net occupancy and equipment		1,471	1,474
Professional fees		966	825
FDIC and other regulatory assessments		346	406
Other real estate owned, net		5	(371)
Gain on early extinguishment of debt		—	(790)
Other		3,985	3,978

Total noninterest expense		16,784	15,348

Earnings before income taxes		11,483	11,252
Income tax expense		3,637	3,102

Net earnings	$	7,846	$8,150

Net earnings per share:
Basic and diluted	$	2.15	$2.24

Weighted average shares outstanding:
Basic and diluted		3,643,616	3,643,504

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

		Year ended December 31

(Dollars in thousands)		2017		2016

Net earnings	$	7,846	$	8,150

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on all other securities		263		(2,784)
Reclassification adjustment for net (gain) loss on securities recognized in net earnings		(32)		139

Other comprehensive income (loss)		231		(2,645)

Comprehensive income		$8,077	$	5,505

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2015	3,957,135	$39	3,766	80,845	1,937	(6,638)	$79,949
Net earnings	—	—	—	8,150	—	—	8,150
Other comprehensive loss	—	—	—	—	(2,645)	—	(2,645)
Cash dividends paid ($0.90 per share)	—	—	—	(3,279)	—	—	(3,279)
Sale of treasury stock (45 shares)	—	—	1	—	—	1	2

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177

Net earnings	—	—	—	7,846	—	—	7,846
Other comprehensive income	—	—	—	—	231	—	231
Reclassification of certain tax effects	—	—	—	89	(89)	—	—
Cash dividends paid ($0.92 per share)	—	—	—	(3,352)	—	—	(3,352)
Sale of treasury stock (145 shares)	—	—	4	—	—	—	4

Balance, December 31, 2017	3,957,135	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Year ended December 31

(In thousands)		2017	2016

Cash flows from operating activities:
Net earnings	$	7,846	$8,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses		(300)	(485)
Depreciation and amortization		1,016	1,200
Premium amortization and discount accretion, net		2,133	1,677
Deferred tax expense		356	461
Net (gain) loss on securities available for sale		(51)	221
Net gain on sale of loans held for sale		(504)	(764)
Net gain on other real estate owned		(5)	(392)
Gain early extinguishment of debt		—	(790)
Loans originated for sale		(29,796)	(42,860)
Proceeds from sale of loans		29,651	43,343
Increase in cash surrender value of bank owned life insurance		(442)	(455)
Net decrease in other assets		592	412
Net (decrease) increase in accrued expenses and other liabilities		(1,095)	769

Net cash provided by operating activities	$	9,401	$10,487

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale		10,374	26,110
Proceeds from maturities of securities available-for-sale		32,945	63,410
Purchase of securities available-for-sale		(59,160)	(97,494)
Increase in loans, net		(22,291)	(4,097)
Net purchases of premises and equipment		(1,618)	(1,206)
Increase in FHLB stock		(13)	(25)
Proceeds from sale of other real estate owned		157	720

Net cash used in investing activities	$	(39,606)	$(12,582)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits		12,027	25,073
Net increase (decrease) in interest-bearing deposits		6,489	(9,557)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase		(708)	415
Repayments or retirement of long-term debt		—	(3,210)
Dividends paid		(3,352)	(3,279)

Net cash provided by financing activities	$	14,456	$9,442

Net change in cash and cash equivalents	$	(15,749)	$7,347
Cash and cash equivalents at beginning of period		121,277	113,930

Cash and cash equivalents at end of period	$	105,528	$121,277

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$	3,624	$4,108
Income taxes		3,289	2,203
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	$	—	$400

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

Accounting Standards Adopted in 2017

In 2017, the Company adopted new guidance related to the following Accounting Standards Update (“Update” or “ASU”):

•	ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

Information about this pronouncement is described in more detail below.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, requires Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Cuts and Jobs Act. The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The impact of the reclassification from other comprehensive income to retained earnings is $89 thousand.

Cash Equivalents

Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest bearing deposits with other banks, and federal funds sold.

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2017, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income, net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2017. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2017 and 2016, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2017	2016

Basic and diluted:
Net earnings	$7,846	$8,150
Weighted average common shares outstanding	3,643,616	3,643,504

Net earnings per share	$2.15	$2.24

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At December 31, 2017, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had outstanding $3.2 million in junior subordinated debentures held by the trust related to the remaining $3.0 million of trust preferred securities outstanding and not purchased by the Company. The outstanding principal amount of debentures related to those trust preferred securities remains included in the Company’s Tier I capital for regulatory purposes.

The following table summarizes VIEs that are not consolidated by the Company as of December 31, 2017.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$ 3,217	Long-term debt

NOTE 4: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2017 and 2016, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 5: SECURITIES

At December 31, 2017 and 2016, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2017 and 2016, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2017
Agency obligations (a)	$—	29,253	23,809	—	53,062	79	904	$53,887
Agency RMBS (a)	—	—	11,201	121,871	133,072	330	1,639	134,381
State and political subdivisions	—	2,564	9,999	59,000	71,563	1,616	237	70,184

Total available-for-sale	$—	31,817	45,009	180,871	257,697	2,025	2,780	$258,452

December 31, 2016
Agency obligations (a)	$3,047	22,531	19,893	—	45,471	331	973	$46,113
Agency RMBS (a)	—	972	16,171	110,644	127,787	551	1,805	$129,041
State and political subdivisions	—	2,480	10,210	57,624	70,314	1,509	734	$69,539

Total available-for-sale	$3,047	25,983	46,274	168,268	243,572	2,391	3,512	$244,693

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $149.4 million and $137.2 million at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are cost-method investments. The carrying amounts of cost-method investments were $1.4 million at December 31, 2017 and 2016, respectively. Cost-method investments primarily include non-marketable equity investments, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2017 and 2016, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2017:
Agency obligations	$14,381	99	20,353	805	34,734	$904
Agency RMBS	53,440	363	50,729	1,276	104,169	1,639
State and political subdivisions	2,009	22	10,155	215	12,164	237

Total	$69,830	484	81,237	2,296	151,067	$2,780

December 31, 2016:
Agency obligations	$20,352	973	—	—	20,352	$973
Agency RMBS	89,062	1,805	—	—	89,062	1,805
State and political subdivisions	20,444	734	—	—	20,444	734

Total	$129,858	3,512	—	—	129,858	$3,512

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

Cost-method investments

At December 31, 2017, cost-method investments with an aggregate cost of $1.4 million were not evaluated for impairment because the Company did not identify any events or changes in circumstances that may have a significant adverse effect on the fair value of these cost-method investments.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At December 31, 2017 and 2016, respectively, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2017 and 2016, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.

	Year ended December 31

(Dollars in thousands)	2017	2016

Gross realized gains	$51	166
Gross realized losses	—	(387)

Realized gains (losses), net	$51	(221)

NOTE 6: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2017	2016

Commercial and industrial	$59,086	$49,850
Construction and land development	39,607	41,650
Commercial real estate:
Owner occupied	44,192	49,745
Multifamily	52,167	46,998
Other	142,674	123,696

Total commercial real estate	239,033	220,439
Residential real estate:
Consumer mortgage	59,540	65,564
Investment property	47,323	45,291

Total residential real estate	106,863	110,855
Consumer installment	9,588	8,712

Total loans	454,177	431,506
Less: unearned income	(526)	(560)

Loans, net of unearned income	$453,651	$430,946

Loans secured by real estate were approximately 84.9% of the total loan portfolio at December 31, 2017. At December 31, 2017, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2017 and 2016.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2017:
Commercial and industrial	$59,047	8	—	59,055	31	$59,086
Construction and land development	39,607	—	—	39,607	—	39,607
Commercial real estate:
Owner occupied	44,192	—	—	44,192	—	44,192
Multifamily	52,167	—	—	52,167	—	52,167
Other	140,486	—	—	140,486	2,188	142,674

Total commercial real estate	236,845	—	—	236,845	2,188	239,033
Residential real estate:
Consumer mortgage	58,195	746	—	58,941	599	59,540
Investment property	46,871	312	—	47,183	140	47,323

Total residential real estate	105,066	1,058	—	106,124	739	106,863
Consumer installment	9,517	57	—	9,574	14	9,588

Total	$450,082	1,123	—	451,205	2,972	$454,177

December 31, 2016:
Commercial and industrial	$49,747	66	—	49,813	37	$49,850
Construction and land development	41,223	395	—	41,618	32	41,650
Commercial real estate:
Owner occupied	49,564	43	—	49,607	138	49,745
Multifamily	46,998	—	—	46,998	—	46,998
Other	121,608	199	—	121,807	1,889	123,696

Total commercial real estate	218,170	242	—	218,412	2,027	220,439
Residential real estate:
Consumer mortgage	64,059	1,282	—	65,341	223	65,564
Investment property	45,243	19	—	45,262	29	45,291

Total residential real estate	109,302	1,301	—	110,603	252	110,855
Consumer installment	8,652	38	—	8,690	22	8,712

Total	$427,094	2,042	—	429,136	2,370	$431,506

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $140 thousand and $107 thousand for the years ended December 31, 2017 and 2016, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2017 and 2016, is presented below.

	Year ended December 31

(In thousands)	2017	2016

Beginning balance	$4,643	$4,289
Charged-off loans	(596)	(540)
Recovery of previously charged-off loans	1,010	1,379

Net recoveries	414	839
Provision for loan losses	(300)	(485)

Ending balance	$4,757	$4,643

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2017 and 2016, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Beginning with the quarter ended December 31, 2016, the Company implemented certain refinements to its allowance for loan losses methodology in order to better capture the effects of the most recent economic cycle on the Company’s loan loss experience. First, the Company increased its look-back period for calculating average losses for all loan segments to 31 quarters. Prior to December 31, 2016, the Company calculated average losses for all loan segments using a rolling 20 quarter look-back period. For the year ended December 31, 2017, the Company increased its look back period to 35 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. Second, the Company increased the range of basis point adjustments allowed for qualitative and environmental factors to approximately 200 basis points, an increase of 65 basis points, or 48%, compared to the 135 basis point range used prior to December 31, 2016. After performing sensitivity testing of its calculation of the allowance for loan losses, the Company determined that it should increase the range of basis points allowed for qualitative and environmental factors in order to provide sufficient latitude in determining estimated probable credit losses during periods of economic stress. Third, the Company reduced the percentage allocation for qualitative and environmental factors on a weighted average basis to 21% of total basis points allocable at December 31, 2016, compared to 25% of total basis points allocable at September 30, 2016. The Company believes a decrease in the percentage allocation of qualitative environmental factors on a weighted average basis was appropriate due to the extension of its look-back period described above. If the Company did not make the changes described above, the Company’s calculated allowance for loan loss allocation would have decreased by approximately $0.9 million, or 0.21% of total loans, at December 31, 2016. Other than the changes discussed above, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2015	$523	669	1,879	1,059	159	$4,289
Charge-offs	(97)	—	(194)	(182)	(67)	(540)
Recoveries	29	1,212	—	127	11	1,379

Net (charge-offs) recoveries	(68)	1,212	(194)	(55)	(56)	839
Provision	85	(1,069)	386	103	10	(485)

Balance, December 31, 2016	$540	812	2,071	1,107	113	$4,643

Charge-offs	(449)	—	—	(107)	(40)	(596)
Recoveries	461	347	—	115	87	1,010

Net recoveries	12	347	—	8	47	414
Provision	101	(425)	55	(44)	13	(300)

Balance, December 31, 2017	$653	734	2,126	1,071	173	$4,757

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2017 and 2016.

	Collectively evaluated (1)		Individually evaluated (2)		Total

(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

December 31, 2017:
Commercial and industrial	$622	59,055	31	31	653	59,086
Construction and land development	734	39,607	—	—	734	39,607
Commercial real estate	2,115	236,322	11	2,711	2,126	239,033
Residential real estate	1,071	106,863	—	—	1,071	106,863
Consumer installment	173	9,588	—	—	173	9,588

Total	$4,715	451,435	42	2,742	4,757	454,177

December 31, 2016:
Commercial and industrial	$540	49,835	—	15	540	49,850
Construction and land development	812	41,618	—	32	812	41,650
Commercial real estate	2,040	218,356	31	2,083	2,071	220,439
Residential real estate	1,107	110,855	—	—	1,107	110,855
Consumer installment	113	8,712	—	—	113	8,712

Total	$4,612	429,376	31	2,130	4,643	431,506

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2017
Commercial and industrial	$58,842	94	119	31	$59,086
Construction and land development	39,049	90	468	—	39,607
Commercial real estate:
Owner occupied	43,615	240	337	—	44,192
Multifamily	52,167	—	—	—	52,167
Other	139,695	395	396	2,188	142,674

Total commercial real estate	235,477	635	733	2,188	239,033
Residential real estate:
Consumer mortgage	54,101	1,254	3,586	599	59,540
Investment property	46,463	53	667	140	47,323

Total residential real estate	100,564	1,307	4,253	739	106,863
Consumer installment	9,430	66	78	14	9,588

Total	$443,362	2,192	5,651	2,972	$454,177

December 31, 2016
Commercial and industrial	$49,558	22	233	37	$49,850
Construction and land development	41,165	113	340	32	41,650
Commercial real estate:
Owner occupied	48,788	414	405	138	49,745
Multifamily	46,998	—	—	—	46,998
Other	121,326	32	449	1,889	123,696

Total commercial real estate	217,112	446	854	2,027	220,439
Residential real estate:
Consumer mortgage	59,450	2,613	3,278	223	65,564
Investment property	44,109	105	1,048	29	45,291

Total residential real estate	103,559	2,718	4,326	252	110,855
Consumer installment	8,580	20	90	22	8,712

Total	$419,974	3,319	5,843	2,370	$431,506

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2017 and 2016.

	December 31, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Other	3,630	(1,094)	2,536

Total commercial real estate	3,630	(1,094)	2,536

Total	$3,630	(1,094)	2,536

With allowance recorded:
Commercial and industrial	$52	(21)	31	$31
Commercial real estate:
Owner occupied	175	—	175	11

Total commercial real estate	175	—	175	11

Total	$227	(21)	206	$42

Total impaired loans	$3,857	(1,115)	2,742	$42

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2016

(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$15	—	15
Construction and land development	140	(108)	32
Commercial real estate:
Other	2,874	(984)	1,890

Total commercial real estate	2,874	(984)	1,890

Total	$3,029	(1,092)	1,937

With allowance recorded:
Commercial real estate:
Owner occupied	$193	—	193	$31

Total commercial real estate	193	—	193	31

Total	$193	—	193	$31

Total impaired loans	$3,222	(1,092)	2,130	$31

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2017		Year ended December 31, 2016

(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial and industrial	$50	—	$31	2
Construction and land development	11	—	94	—
Commercial real estate:
Owner occupied	184	10	699	31
Other	2,096	1	1,687	—

Total commercial real estate	2,280	11	2,386	31

Total	$2,341	11	$2,511	33

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
(In thousands)

December 31, 2017
Commercial and industrial	$—	31	31	$31
Commercial real estate:
Owner occupied	175	—	175	11
Other	287	1,431	1,718	—

Total commercial real estate	462	1,431	1,893	11

Total	$462	1,462	1,924	$42

December 31, 2016
Commercial and industrial	$15	—	15	$—
Construction and land development	—	32	32	—
Commercial real estate:
Owner occupied	193	—	193	31
Other	—	1,818	1,818	—

Total commercial real estate	193	1,818	2,011	31

Total	$208	1,850	2,058	$31

At December 31, 2017, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

($ in thousands)	Number of contracts		Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
December 31, 2017
Commercial and industrial	1	$	34	34
Commercial real estate:
Other	1	$	1,275	1,266

Total commercial real estate	1		1,275	1,266

Total	2	$	1,309	1,300

December 31, 2016
Commercial real estate:
Other	3	$	3,147	3,137

Total commercial real estate	3		3,147	3,137

Total	3	$	3,147	3,137

The majority of the loans modified in a TDR during the years ended December 31, 2017 and 2016, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

The Company had no TDRs with a payment default during the years ended December 31, 2017 and 2016.

NOTE 7: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 is presented below.

		December 31

(Dollars in thousands)		2017	2016
Land	$	7,473	7,231
Buildings and improvements		10,394	9,478
Furniture, fixtures, and equipment		3,161	3,210

Total premises and equipment		21,028	19,919
Less: accumulated depreciation		(7,237)	(7,317)

Premises and equipment, net	$	13,791	12,602

Depreciation expense was approximately $428 thousand and $470 thousand for the years ended December 31, 2017 and 2016, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

NOTE 8: MORTGAGE SERVICING RIGHTS, NET

MSRs are recognized based on the fair value of the servicing rights on the date the corresponding mortgage loans are sold. An estimate of the Company’s MSRs is determined using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Subsequent to the date of transfer, the Company has elected to measure its MSRs under the amortization method. Under the amortization method, MSRs are amortized in proportion to, and over the period of, estimated net servicing income. Servicing fee income is recorded net of related amortization expense and recognized in earnings as part of mortgage lending income.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2017 and 2016.

	Year ended December 31

(Dollars in thousands)	2017	2016

Beginning balance	$1,952	2,316
Additions, net	224	324
Amortization expense	(533)	(687)
Change in valuation allowance	1	(1)

Ending balance	$1,644	1,952

Valuation allowance included in MSRs, net:
Beginning of period	$1	—
End of period	—	1

Fair value of amortized MSRs:
Beginning of period	$2,678	3,086
End of period	2,528	2,678

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2017 and 2016, respectively, are presented below.

	December 31

(Dollars in thousands)	2017	2016

Unpaid principal balance	$312,318	338,434
Weighted average prepayment speed (CPR)	10.2%	10.9
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.8%	3.8
Weighted average remaining maturity (months)	253	257
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2017, the weighted average amortization period for MSRs was 5.9 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2017

2018	$ 262
2019	221
2020	188
2021	157
2022	134

NOTE 9: DEPOSITS

At December 31, 2017, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2017

2018	$88,324
2019	53,936
2020	16,610
2021	8,055
2022	21,146

Total certificates of deposit and other time deposits	$188,071

Additionally, at December 31, 2017 and 2016, approximately $55.2 million and $59.5 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $250 thousand or greater.

At December 31, 2017 and 2016, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 10: SHORT-TERM BORROWINGS

At December 31, 2017 and 2016, the composition of short-term borrowings is presented below.

	2017		2016

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—
Average during the year	9	2.01%	14	1.21%
Maximum outstanding at any month-end	—		—

Securities sold under agreements to repurchase:
As of December 31	$2,658	0.50%	$3,366	0.50%
Average during the year	3,467	0.52%	2,969	0.50%
Maximum outstanding at any month-end	4,152		3,507

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2017.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $5.8 million and $6.0 million at December 31, 2017 and 2016, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 11: LONG-TERM DEBT

At December 31, 2017 and 2016, the composition of long-term debt is presented below.

	2017		2016

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Subordinated debentures, due 2033	$3,217	4.63%	$3,217	3.88%

Total long-term debt	$3,217	4.63%	$3,217	3.88%

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

In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related subordinated debentures issued by the company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had outstanding $3.2 million in junior subordinated debentures held by the Trust related to the remaining $3.0 million of trust preferred securities outstanding and not purchased by the Company. The outstanding principal amount of debentures related to those trust preferred securities remains included in the Company’s Tier 1 capital for regulatory purposes.

The following is a schedule of contractual maturities of long-term debt:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total

Subordinated debentures	—	—	—	—	—	3,217	3,217

Total long-term debt	$—	—	—	—	—	3,217	3,217

NOTE 12: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2017 and 2016, is presented below.

	Pre-tax	Tax (expense)	Net of

(In thousands)	amount	benefit	tax amount

2017:
Unrealized net holding gain on all other securities	$417	(154)	263
Reclassification adjustment for net gain on securities recognized in net earnings	(51)	19	(32)

Other comprehensive income	$366	(135)	231

2016:
Unrealized net holding loss on all other securities	$(4,412)	1,628	(2,784)
Reclassification adjustment for net loss on securities recognized in net earnings	221	(82)	139

Other comprehensive loss	$(4,191)	1,546	(2,645)

NOTE 13: INCOME TAXES

For the years ended December 31, 2017 and 2016 the components of income tax expense from continuing operations are presented below.

	Year ended December 31
(Dollars in thousands)	2017	2016

Current income tax expense:
Federal	$2,782	2,143
State	499	498

Total current income tax expense	3,281	2,641

Deferred income tax expense (benefit):
Federal	384	464
State	(28)	(3)

Total deferred income tax expense	356	461

Total income tax expense	$3,637	3,102

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2017 and 2016, is presented below.

	2017		2016

		Percent of		Percent of

		pre-tax		pre-tax

(Dollars in thousands)	Amount	earnings	Amount	earnings

Earnings before income taxes	$11,483		11,252

Income taxes at statutory rate	3,904	34.0%	3,826	34.0%
Tax-exempt interest	(813)	(7.0)	(857)	(7.6)
State income taxes, net of federal tax effect	325	2.8	325	2.9
Bank-owned life insurance	(150)	(1.3)	(155)	(1.4)
Federal tax reform impact	370	3.2	—	—
Other	1	—	(37)	(0.3)

Total income tax expense	$3,637	31.7%	3,102	27.6%

The Tax Cuts and Jobs Act was signed into law on December 22, 2017.    The net tax expense recognized as a result of the remeasurement of deferred taxes is presented as Federal tax reform impact in the above table.

The Company had net deferred tax assets of $0.8 million and $1.3 million at December 31, 2017 and 2016, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

		December 31
(Dollars in thousands)		2017	2016

Deferred tax assets:
Allowance for loan losses	$	1,195	1,713
Unrealized loss on securities		190	414
Other		216	316
Total deferred tax assets		1,601	2,443

Deferred tax liabilities:
Premises and equipment		241	205
Originated mortgage servicing rights		413	721
Other		158	237

Total deferred tax liabilities		812	1,163

Net deferred tax asset	$	789	1,280

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2017 and 2016, is presented below.

	Year ended December 31
(Dollars in thousands)	2017	2016

Net deferred tax asset:
Balance, beginning of year	$1,280	195
Deferred tax expense related to continuing operations	(356)	(461)
Stockholders’ equity, for accumulated other comprehensive (income) loss	(135)	1,546

Balance, end of year	$789	1,280

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2017, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2018 relative to any tax positions taken prior to December 31, 2017. As of December 31, 2017, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2014 through 2017.

NOTE 14: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $127 thousand and $124 thousand for the years ended December 31, 2017 and 2016, respectively, and are included in salaries and benefits expense.

NOTE 15: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying consolidated balance sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying consolidated statements of earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2017 and December 31, 2016, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

A summary of the Company’s interest rate swaps as of and for the years ended December 31, 2017 and 2016 is presented below.

				Other
		Other	Other	noninterest
		Assets	Liabilities	income
		Estimated	Estimated	Gains
(Dollars in thousands)	Notional	Fair Value	Fair Value	(Losses)

December 31, 2017:
Pay fixed / receive variable	$3,617	—	52	$189
Pay variable / receive fixed	3,617	52	—	(189)

Total interest rate swap agreements	$7,234	52	52	$—

December 31, 2016:
Pay fixed / receive variable	$3,967	—	241	$199
Pay variable / receive fixed	3,967	241	—	(199)

Total interest rate swap agreements	$7,934	241	241	$—

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

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2017	2016

Commitments to extend credit	$57,014	$45,979
Standby letters of credit	7,390	7,432

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $79 thousand and $84 thousand at December 31, 2017 and 2016, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2017, are as follows: 2018, $65 thousand; 2019, $35 thousand; 2020, $3 thousand; 2021, none ; 2022, none.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2017 and 2016, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017:
Securities available-for-sale:
Agency obligations	$53,062	—	53,062	—
Agency RMBS	133,072	—	133,072	—
State and political subdivisions	71,563	—	71,563	—

Total securities available-for-sale	257,697	—	257,697	—
Other assets (1)	52	—	52	—

Total assets at fair value	$257,749	—	257,749	—

Other liabilities(1)	52	—	52	—

Total liabilities at fair value	$52	—	52	—

December 31, 2016:
Securities available-for-sale:
Agency obligations	$45,471	—	45,471	—
Agency RMBS	127,787	—	127,787	—
State and political subdivisions	70,314	—	70,314	—

Total securities available-for-sale	243,572	—	243,572	—
Other assets (1)	241	—	241	—

Total assets at fair value	$243,813	—	243,813	—

Other liabilities(1)	241	—	241	—

Total liabilities at fair value	$241	—	241	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017:
Loans held for sale	$1,922	—	1,922	—
Loans, net(1)	2,700	—	—	2,700
Other assets (2)	1,644	—	—	1,644

Total assets at fair value	$6,266	—	1,922	4,344

December 31, 2016:
Loans held for sale	$1,497	—	1,497	—
Loans, net(1)	2,099	—	—	2,099
Other real estate owned	152	—	—	152
Other assets (2)	1,952	—	—	1,952

Total assets at fair value	$5,700	—	1,497	4,203

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

At December 31, 2017 and 2016 and for the years then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)		Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$	2,700	Appraisal	Appraisal discounts (%)	16.9%

Mortgage servicing rights, net		1,644	Discounted cash flow	Prepayment speed or CPR (%)	10.2%
				Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2017 and 2016 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2017:
Financial Assets:
Loans, net (1)	$448,894	$447,468	$—	$—	$447,468
Loans held for sale	1,922	1,950	—	1,950	—
Financial Liabilities:
Time Deposits	$188,071	$185,564	$—	$185,564	$—
Long-term debt	3,217	3,217	—	3,217	—

December 31, 2016:
Financial Assets:
Loans, net (1)	$426,303	$428,446	$—	$—	$428,446
Loans held for sale	1,497	1,507	—	1,507	—
Financial Liabilities:
Time Deposits	$208,137	$207,791	$—	$207,791	$—
Long-term debt	3,217	3,217	—	3,217	—

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2016	$3,944
New loans/advances	336
Repayments	(1,212)

Loans outstanding at December 31, 2017	$3,068

During 2017 and 2016, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2017 and 2016 amounted to $17.8 million.

NOTE 19: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

The Company and the Bank are subject to various regulatory capital requirements and policies administered by federal and State of Alabama banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off–balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors, including anticipated capital needs. Supervisory assessments of capital adequacy may differ significantly from conclusions based solely upon risk-based capital ratios. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) common equity Tier 1 ratio, Tier 1 leverage ratio, Tier 1 risk-based ratio and total risk-based ratio. Management believes, as of December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2017, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Company’s or the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2017 and 2016 are presented below.

			Minimum for capital		Minimum to be
	Actual		adequacy purposes		well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2017:
Tier 1 Leverage Capital
Auburn National Bancorporation	$90,382	10.95%	$33,012	4.00%	N/A	N/A
AuburnBank	89,217	10.82	32,978	4.00	$41,222	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$87,382	16.42%	$23,949	4.50%	N/A	N/A
AuburnBank	89,217	16.74	23,987	4.50	$34,648	6.50

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$90,382	16.98%	$31,932	6.00%	N/A	N/A
AuburnBank	89,217	16.74	31,983	6.00	$42,644	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$95,300	17.91%	$42,576	8.00%	N/A	N/A
AuburnBank	94,135	17.66	42,644	8.00	$53,305	10.00%

At December 31, 2016:
Tier 1 Leverage Capital
Auburn National Bancorporation	$85,480	10.27%	$33,293	4.00%	N/A	N/A
AuburnBank	84,287	10.14	33,259	4.00	$41,574	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$82,642	16.44%	$22,621	4.50%	N/A	N/A
AuburnBank	84,287	16.74	22,663	4.50	$32,736	6.50

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$85,480	17.00%	$30,162	6.00%	N/A	N/A
AuburnBank	84,287	16.74	30,218	6.00	$40,290	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$90,254	17.95%	$40,216	8.00%	N/A	N/A
AuburnBank	89,061	17.68	40,290	8.00	$50,363	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2017, the Bank could have declared additional dividends of approximately $10.2 million without prior approval of regulatory authorities. As a result of this limitation, approximately $78.5 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 20: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2017	2016

Assets:
Cash and due from banks	$1,170	2,190
Investment in bank subsidiary	88,741	83,984
Other assets	1,760	881

Total assets	$91,671	87,055

Liabilities:
Accrued expenses and other liabilities	$1,548	1,661
Long-term debt	3,217	3,217

Total liabilities	4,765	4,878

Stockholders’ equity	86,906	82,177

Total liabilities and stockholders’ equity	$91,671	87,055

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2017	2016

Income:
Dividends from bank subsidiary	$3,471	6,709
Noninterest income	141	129

Total income	3,612	6,838

Expense:
Interest expense	125	228
Gain on early extinguishment of debt	—	(790)
Noninterest expense	225	193

Total expense	350	(369)

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	3,262	7,207
Income tax (benefit) expense	(58)	157

Earnings before equity in undistributed earnings of bank subsidiary	3,320	7,050
Equity in undistributed earnings of bank subsidiary	4,526	1,100

Net earnings	$7,846	8,150

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2017	2016

Cash flows from operating activities:
Net earnings	$7,846	8,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(790)
Net increase in other assets	(879)	(36)
Net (decrease) increase in other liabilities	(109)	268
Equity in undistributed earnings of bank subsidiary	(4,526)	(1,100)

Net cash provided by operating activities	2,332	6,492

Cash flows from financing activities:
Repayments or retirement of long-term debt	—	(3,210)
Dividends paid	(3,352)	(3,279)

Net cash used in financing activities	(3,352)	(6,489)

Net change in cash and cash equivalents	(1,020)	3
Cash and cash equivalents at beginning of period	2,190	2,187

Cash and cash equivalents at end of period	$ 1,170	2,190

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the Company’s internal control over financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Elliott Davis LLC, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Elliott Davis LLC’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there has not been any change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Auburn National Bancorporation, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows of the Company for the years then ended and our report dated March 13, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 13, 2018

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

As of December 31, 2017 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Earnings for the years ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 20, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

4.1	Junior Subordinated Indenture, dated as of November 4, 2003, between Auburn National Bancorporation, Inc. and Wilmington Trust Company, as trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.2	Amended and Restated Trust Agreement, dated as of November 4, 2003, among Auburn National Bancorporation, Inc., as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee and the Administrative Trustees named therein, as Administrative Trustees (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

4.3	Guarantee Agreement dated as of November 4, 2003, between Auburn National Bancorporation, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee (incorporated by reference from Registrant’s Form 10-Q dated November 14, 2003 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by Robert W. Dumas President, Chief Executive Officer *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this annual report on Form 10-K are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(c)	Financial Statement Schedules

All financial statement schedules required pursuant to this item were either included in the financial information set forth in (a) above or are inapplicable and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 13, 2018.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ ROBERT W. DUMAS
Robert W. Dumas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT W. DUMAS Robert W. Dumas	Vice Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2018

/S/ DAVID A. HEDGES David A. Hedges	EVP, Chief Financial Officer (Principal Financial Officer)	March 13, 2018

/S/ E. L. SPENCER, JR. E. L. Spencer, Jr.	Director and Chairman Emeritus	March 13, 2018

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 13, 2018

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 13, 2018

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 13, 2018

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 13, 2018

/S/ DAVID E. HOUSEL David E. Housel	Director	March 13, 2018

/S/ ANNE M. MAY Anne M. May	Director	March 13, 2018

/S/ AMY B. MURPHY Amy B. Murphy	Director	March 13, 2018

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 13, 2018

/S/ PATRICIA WADE Dr. Patricia Wade	Director	March 13, 2018