Form 10-Q
period 2018-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2018-05-09
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2018
Common Stock, $0.01 par value per share	3,643,698 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2018	December 31, 2017

Assets:
Cash and due from banks	$14,800	$12,942
Federal funds sold	28,131	41,540
Interest bearing bank deposits	48,333	51,046

Cash and cash equivalents	91,264	105,528

Securities available-for-sale	259,177	257,697
Loans held for sale	917	1,922
Loans, net of unearned income	443,804	453,651
Allowance for loan losses	(4,732)	(4,757)

Loans, net	439,072	448,894

Premises and equipment, net	13,704	13,791
Bank-owned life insurance	18,436	18,330
Other assets	8,151	7,219

Total assets	$830,721	$853,381

Liabilities:
Deposits:
Noninterest-bearing	$198,285	$193,917
Interest-bearing	539,047	563,742

Total deposits	737,332	757,659
Federal funds purchased and securities sold under agreements to repurchase	2,871	2,658
Long-term debt	3,217	3,217
Accrued expenses and other liabilities	2,193	2,941

Total liabilities	745,613	766,475

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,771	3,771
Retained earnings	91,620	90,299
Accumulated other comprehensive loss, net	(3,686)	(566)
Less treasury stock, at cost - 313,437 shares and 313,467 shares at March 31, 2018 and December 31, 2017, respectively	(6,636)	(6,637)

Total stockholders’ equity	85,108	86,906

Total liabilities and stockholders’ equity	$830,721	$853,381

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2018	2017

Interest income:
Loans, including fees	$5,231	$4,981
Securities
Taxable	1,077	1,021
Tax-exempt	585	581
Federal funds sold and interest bearing bank deposits	302	201

Total interest income	7,195	6,784

Interest expense:
Deposits	872	862
Short-term borrowings	4	4
Long-term debt	35	29

Total interest expense	911	895

Net interest income	6,284	5,889
Provision for loan losses	—	—

Net interest income after provision for loan losses	6,284	5,889

Noninterest income:
Service charges on deposit accounts	179	189
Mortgage lending	206	165
Bank-owned life insurance	106	107
Other	362	373
Securities gains, net	—	2

Total noninterest income	853	836

Noninterest expense:
Salaries and benefits	2,668	2,381
Net occupancy and equipment	370	381
Professional fees	228	230
FDIC and other regulatory assessments	89	89
Other	1,047	1,037

Total noninterest expense	4,402	4,118

Earnings before income taxes	2,735	2,607

Income tax expense	540	717

Net earnings	$2,195	$1,890

Net earnings per share:
Basic and diluted	$0.60	$0.52

Weighted average shares outstanding:
Basic and diluted	3,643,683	3,643,541

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands)	2018	2017

Net earnings	$2,195	$1,890

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(3,120)	138
Reclassification adjustment for net gain on securities recognized in net earnings	—	(1)

Other comprehensive (loss) income	(3,120)	137

Comprehensive (loss) income	$(925)	$2,027

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	loss	stock	Total

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$(6,637)	$82,177
Net earnings	—	—	—	1,890	—	—	1,890
Other comprehensive income	—	—	—	—	137	—	137
Cash dividends paid ($0.23 per share)	—	—	—	(838)	—	—	(838)

Balance, March 31, 2017	3,957,135	$39	$3,767	$86,768	$(571)	$(6,637)	$83,366

Balance, December 31, 2017	3,957,135	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	2,195	—	—	2,195
Other comprehensive loss	—	—	—	—	(3,120)	—	(3,120)
Cash dividends paid ($0.24 per share)	—	—	—	(874)	—	—	(874)
Sale of treasury stock (30 shares)	—	—	—	—	—	1	1

Balance, March 31, 2018	3,957,135	$39	$3,771	$91,620	$(3,686)	$(6,636)	$85,108

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
(In thousands)	2018	2017

Cash flows from operating activities:
Net earnings	$2,195	$1,890
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	217	284
Premium amortization and discount accretion, net	512	523
Net gain on securities available-for-sale	—	(2)
Net gain on sale of loans held for sale	(106)	(99)
Decrease in MSR valuation allowance	—	(1)
Loans originated for sale	(6,932)	(5,918)
Proceeds from sale of loans	7,990	6,435
Increase in cash surrender value of bank-owned life insurance	(106)	(107)
Net decrease in other assets	78	618
Net decrease in accrued expenses and other liabilities	(747)	(1,774)

Net cash provided by operating activities	3,101	1,849

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	9,187	7,973
Purchase of securities available-for-sale	(15,346)	(38,559)
Increase in loans, net	9,822	338
Net purchases of premises and equipment	(20)	(26)
Increase in FHLB stock	(20)	(13)

Net cash provided by (used in) investing activities	3,623	(30,287)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	4,368	9,150
Net (decrease) increase in interest-bearing deposits	(24,695)	2,009
Net increase in federal funds purchased and securities sold under agreements to repurchase	213	265
Dividends paid	(874)	(838)

Net cash (used in) provided by financing activities	(20,988)	10,586

Net change in cash and cash equivalents	(14,264)	(17,852)
Cash and cash equivalents at beginning of period	105,528	121,227

Cash and cash equivalents at end of period	$91,264	$103,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$933	$986
Income taxes	848	717
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	—

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2018. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report except as reported in NOTE 9, SUBSEQUENT EVENTS.

Accounting Developments

In the first quarter of 2018, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments; and

•	ASU 2016-18, Restricted Cash

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of the Company’s revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, interchange fees and gains and losses on sales of other real estate, all of which are presented within noninterest income. The Company has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•	Service charges on deposits, investment services, ATM and interchange fees — Fees from these services are either transaction based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on the Company’s revenue recognition practice for these services.

•	Gains on sales of other real estate — ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 list several criteria which must exist to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the current and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer’s initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, the effects would not be material to its consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (3) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion (see Note 8).

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, provides guidance on eight specific cash flow issues where current GAAP is either unclear or does not include specific guidance on classification in the statement of cash flows. The new guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company adopted ASU No. 2016-15 on January 1, 2018. ASU No. 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, amends guidance on how the statement of cash flows presents the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The new guidance is effective for public business entities for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company adopted ASU NO. 2016-18 on January 1, 2018. ASU No. 2016-18 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2018 and 2017, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2018 and 2017, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2018	2017

Basic and diluted:
Net earnings	$2,195	$1,890
Weighted average common shares outstanding	3,643,683	3,643,541

Net earnings per share	$0.60	$0.52

NOTE 3: VARIABLE INTEREST ENTITIES

Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust, or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

At March 31, 2018, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE, discussed below.

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

On April 27, 2018, the Company formally redeemed all of the issued and outstanding junior subordinated debentures and the Trust formally redeemed all of the issued and outstanding trust preferred securities and common securities at par. See NOTE 9, SUBSEQUENT EVENTS.

The following table summarizes VIEs that are not consolidated by the Company as of March 31, 2018.

(Dollars in thousands)	Maximum Loss Exposure	Liability Recognized	Classification

Type:
Trust preferred issuances	N/A	$3,217	Long-term debt

NOTE 4: SECURITIES

At March 31, 2018 and December 31, 2017, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2018 and December 31, 2017, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2018
Agency obligations (a)	$—	29,027	22,654	—	51,681	6	1,399	$53,074
Agency RMBS (a)	—	—	10,356	125,437	135,793	137	3,871	139,527
State and political subdivisions	—	3,420	7,515	60,768	71,703	883	678	71,498

Total available-for-sale	$—	32,447	40,525	186,205	259,177	1,026	5,948	$264,099

December 31, 2017
Agency obligations (a)	$—	29,253	23,809	—	53,062	79	904	$53,887
Agency RMBS (a)	—	—	11,201	121,871	133,072	330	1,639	134,381
State and political subdivisions	—	2,564	9,999	59,000	71,563	1,616	237	70,184

Total available-for-sale	$—	31,817	45,009	180,871	257,697	2,025	2,780	$258,452

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $150.3 million and $149.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are non-marketable equity securities, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock. The carrying amounts of non-marketable equity securities were $1.4 million at March 31, 2018 and December 31, 2017, respectively.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2018 and December 31, 2017, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2018:
Agency obligations	$29,050	264	19,981	1,135	$49,031	1,399
Agency RMBS	77,341	1,710	48,048	2,161	125,389	3,871
State and political subdivisions	13,501	252	9,918	426	23,419	678

Total	$119,892	2,226	77,947	3,722	$197,839	5,948

December 31, 2017:
Agency obligations	$14,381	99	20,353	805	$34,734	904
Agency RMBS	53,440	363	50,729	1,276	104,169	1,639
State and political subdivisions	2,009	22	10,155	215	12,164	237

Total	$69,830	484	81,237	2,296	$151,067	2,780

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2018 and December 31, 2017, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2018 and 2017, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,
(Dollars in thousands)	2018	2017

Gross realized gains	$—	$2

Realized gains, net	$—	$2

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2018	December 31, 2017

Commercial and industrial	$57,877	$59,086
Construction and land development	35,910	39,607
Commercial real estate:
Owner occupied	43,467	44,192
Multi-family	40,060	52,167
Other	150,818	142,674

Total commercial real estate	234,345	239,033
Residential real estate:
Consumer mortgage	59,114	59,540
Investment property	47,382	47,323

Total residential real estate	106,496	106,863
Consumer installment	9,685	9,588

Total loans	444,313	454,177
Less: unearned income	(509)	(526)

Loans, net of unearned income	$443,804	$453,651

Loans secured by real estate were approximately 84.8% of the Company’s total loan portfolio at March 31, 2018. At March 31, 2018, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March 31, 2018 and December 31, 2017.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

March 31, 2018:
Commercial and industrial	$57,640	3	—	57,643	234	$57,877
Construction and land development	35,657	253	—	35,910	—	35,910
Commercial real estate:
Owner occupied	43,467	—	—	43,467	—	43,467
Multi-family	40,060	—	—	40,060	—	40,060
Other	148,355	—	—	148,355	2,463	150,818

Total commercial real estate	231,882	—	—	231,882	2,463	234,345
Residential real estate:
Consumer mortgage	58,142	442	—	58,584	530	59,114
Investment property	47,251	131	—	47,382	—	47,382

Total residential real estate	105,393	573	—	105,966	530	106,496
Consumer installment	9,664	9	—	9,673	12	9,685

Total	$440,236	838	—	441,074	3,239	$444,313

December 31, 2017:
Commercial and industrial	$59,047	8	—	59,055	31	$59,086
Construction and land development	39,607	—	—	39,607	—	39,607
Commercial real estate:
Owner occupied	44,192	—	—	44,192	—	44,192
Multi-family	52,167	—	—	52,167	—	52,167
Other	140,486	—	—	140,486	2,188	142,674

Total commercial real estate	236,845	—	—	236,845	2,188	239,033
Residential real estate:
Consumer mortgage	58,195	746	—	58,941	599	59,540
Investment property	46,871	312	—	47,183	140	47,323

Total residential real estate	105,066	1,058	—	106,124	739	106,863
Consumer installment	9,517	57	—	9,574	14	9,588

Total	$450,082	1,123	—	451,205	2,972	$454,177

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. The Company increases its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2018, the Company increased its look-back period to 36 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	—	(4)	(2)	(58)
Recoveries	14	—	—	16	3	33

Net (charge-offs) recoveries	(38)	—	—	12	1	(25)
Provision for loan losses	109	(64)	(7)	(30)	(8)	—

Ending balance	$724	670	2,119	1,053	166	$4,732

	March 31, 2017
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	—	—	—	(78)	(1)	(79)
Recoveries	2	5	—	14	3	24

Net recoveries (charge-offs)	2	5	—	(64)	2	(55)
Provision for loan losses	(18)	28	(67)	21	36	—

Ending balance	$524	845	2,004	1,064	151	$4,588

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2018 and 2017.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

March 31, 2018:
Commercial and industrial	$694	57,847	30	30	724	57,877
Construction and land development	670	35,910	—	—	670	35,910
Commercial real estate	2,113	232,014	6	2,331	2,119	234,345
Residential real estate	1,053	106,496	—	—	1,053	106,496
Consumer installment	166	9,685	—	—	166	9,685

Total	$4,696	441,952	36	2,361	4,732	444,313

March 31, 2017:
Commercial and industrial	$524	50,222	—	6	524	50,228
Construction and land development	845	45,076	—	22	845	45,098
Commercial real estate	1,977	216,701	27	2,038	2,004	218,739
Residential real estate	1,064	108,096	—	—	1,064	108,096
Consumer installment	151	9,032	—	—	151	9,032

Total	$4,561	429,127	27	2,066	4,588	431,193

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

Credit Quality Indicators

The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the standard asset classification system used by the federal banking agencies. The following table presents credit quality indicators for the loan portfolio segments and classes. These categories are utilized to develop the associated allowance for loan losses using historical losses adjusted for qualitative and environmental factors and are defined as follows:

•	Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

•	Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

•	Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

March 31, 2018:
Commercial and industrial	$57,169	362	112	234	$57,877
Construction and land development	35,371	89	450	—	35,910
Commercial real estate:
Owner occupied	42,970	161	336	—	43,467
Multi-family	40,060	—	—	—	40,060
Other	147,598	368	389	2,463	150,818

Total commercial real estate	230,628	529	725	2,463	234,345
Residential real estate:
Consumer mortgage	53,454	1,786	3,344	530	59,114
Investment property	46,682	52	648	—	47,382

Total residential real estate	100,136	1,838	3,992	530	106,496
Consumer installment	9,531	72	70	12	9,685

Total	$432,835	2,890	5,349	3,239	$444,313

December 31, 2017:
Commercial and industrial	$58,842	94	119	31	$59,086
Construction and land development	39,049	90	468	—	39,607
Commercial real estate:
Owner occupied	43,615	240	337	—	44,192
Multi-family	52,167	—	—	—	52,167
Other	139,695	395	396	2,188	142,674

Total commercial real estate	235,477	635	733	2,188	239,033
Residential real estate:
Consumer mortgage	54,101	1,254	3,586	599	59,540
Investment property	46,463	53	667	140	47,323

Total residential real estate	100,564	1,307	4,253	739	106,863
Consumer installment	9,430	66	78	14	9,588

Total	$443,362	2,192	5,651	2,972	$454,177

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at March 31, 2018 and December 31, 2017.

	March 31, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Other	$3,296	(1,135)	2,161

Total commercial real estate	3,296	(1,135)	2,161

Total	$3,296	(1,135)	2,161

With allowance recorded:
Commercial and industrial	$51	(21)	30	$	30
Commercial real estate:
Owner occupied	170	—	170		6

Total commercial real estate	170	—	170		6

Total	221	(21)	200		36

Total impaired loans	$3,517	(1,156)	2,361	$	36

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Other	3,630	(1,094)	2,536

Total commercial real estate	3,630	(1,094)	2,536

Total	$3,630	(1,094)	2,536

With allowance recorded:
Commercial and industrial	52	(21)	31		31
Commercial real estate:
Owner occupied	$175	—	175	$	11

Total commercial real estate	175	—	175		11

Total	227	(21)	206		42

Total impaired loans	$3,857	(1,115)	2,742	$	42

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2018		Quarter ended March 31, 2017
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$30	$—	$10	$—
Construction and land development	—	—	28	—
Commercial real estate:
Owner occupied	172	3	191	3
Other	2,347	—	1,870	—

Total commercial real estate	2,519	3	2,061	3

Total	$2,549	$3	$2,099	$3

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of March 31, 2018 and December 31, 2017.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

March 31, 2018
Commercial and industrial	$—	30	30	$30
Commercial real estate:
Owner occupied	170	—	170	6
Other	—	2,161	2,161	—

Total commercial real estate	170	2,161	2,331	6

Total	$170	2,191	2,361	$36

December 31, 2017
Commercial and industrial	$—	31	31	$31
Commercial real estate:
Owner occupied	175	—	175	11
Other	287	1,431	1,718	—

Total commercial real estate	462	1,431	1,893	11

Total	$462	1,462	1,924	$42

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended March 31, 2018
		Pre-	Post -

		modification	modification

	Number	outstanding	outstanding

	of	recorded	recorded

(Dollars in thousands)	contracts	investment	investment

TDRs:
Commercial real estate:
Other	1	$737	737

Total commercial real estate	1	737	737

Total	1	$737	737

One loan was modified in a TDR during the quarter ended March 31, 2018. The only concession granted by the Company was a delay in the required payment of interest. There were no loans modified in a TDR during the quarter ended March 31, 2017.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. During the quarters ended March 31, 2017, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

	Quarter ended March 31, 2018

	Number of	Recorded
(Dollars in thousands)	Contracts	investment(1)

TDRs:
Commercial real estate:
Other	1	$1,259

Total commercial real estate	1	1,259
Residential real estate:

Total	1	$1,259

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2018 and 2017 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2018	2017

MSRs, net:
Beginning balance	$1,644	$1,952
Additions, net	53	53
Amortization expense	(93)	(144)
Decrease in MSR valuation allowance	—	1

Ending balance	$1,604	$1,862

Valuation allowance included in MSRs, net:
Beginning of period	$—	$1
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,528	$2,678
End of period	2,738	2,689

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

A summary of the Company’s interest rate swap agreements at March 31, 2018 and December 31, 2017 is presented below.

		Other Assets	Other Liabilities
(Dollars in thousands)	Notional	Estimated Fair Value	Estimated Fair Value

March 31, 2018:
Pay fixed / receive variable	$3,529	—	12
Pay variable / receive fixed	3,529	12	—

Total interest rate swap agreements	$7,058	12	12

December 31, 2017:
Pay fixed / receive variable	$3,617	—	52
Pay variable / receive fixed	3,617	52	—

Total interest rate swap agreements	$7,234	52	52

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2018, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2018:
Securities available-for-sale:
Agency obligations	$51,681	—	51,681	—
Agency RMBS	135,793	—	135,793	—
State and political subdivisions	71,703	—	71,703	—

Total securities available-for-sale	259,177	—	259,177	—
Other assets (1)	12	—	12	—

Total assets at fair value	$259,189	—	259,189	—

Other liabilities(1)	$12	—	12	—

Total liabilities at fair value	$12	—	12	—

December 31, 2017:
Securities available-for-sale:
Agency obligations	$53,062	—	53,062	—
Agency RMBS	133,072	—	133,072	—
State and political subdivisions	71,563	—	71,563	—

Total securities available-for-sale	257,697	—	257,697	—
Other assets (1)	52	—	52	—

Total assets at fair value	$257,749	—	257,749	—

Other liabilities(1)	$52	—	52	—

Total liabilities at fair value	$52	—	52	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2018:
Loans held for sale	$917	—	917	—
Loans, net(1)	2,325	—	—	2,325
Other assets (2)	1,604	—	—	1,604

Total assets at fair value	$4,846	—	917	3,929

December 31, 2017:
Loans held for sale	$1,922	—	1,922	—
Loans, net(1)	2,700	—	—	2,700
Other assets (2)	1,644	—	—	1,644

Total assets at fair value	$6,266	—	1,922	4,344

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2018, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$2,325	Appraisal	Appraisal discounts (%)	33.7%

Mortgage servicing rights, net	1,604	Discounted cash flow	Prepayment speed or CPR (%)	8.8%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2018 and December 31, 2017 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

March 31, 2018:
Financial Assets:
Loans, net (1)	$439,072	$437,248	$—	$—	$437,248
Loans held for sale	917	926	—	926	—
Financial Liabilities:
Time Deposits	$186,142	$187,423	$—	$187,423	$—
Long-term debt	3,217	3,217	—	3,217	—

December 31, 2017:
Financial Assets:
Loans, net (1)	$448,894	$447,468	$—	$—	$447,468
Loans held for sale	1,922	1,950	—	1,950	—
Financial Liabilities:
Time Deposits	$188,071	$185,564	$—	$185,564	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 9: SUBSEQUENT EVENTS

On April 27, 2018, the Trust formally redeemed all of its issued and outstanding trust preferred securities at par. The Company had repurchased $4.0 million par amount of trust preferred securities issued by the Trust in October 2016, at a discount. The additional amount paid on April 27, 2018 for trust preferred securities not previously purchased by the Company was approximately $3.0 million, including accrued and unpaid distributions. All junior subordinated debentures related to the Trust were redeemed and retired as a result of the action.

The Company now has no outstanding trust preferred securities or junior subordinated debentures, and the Trust has been dissolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2018 and 2017, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business, and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

•	changes in accounting policies, rules, and practices;

•	the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•	the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services, including the disruptive effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

•	the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, valuations of assets and liabilities and other estimates;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in our technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war, or other conflicts, acts of terrorism, or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information;

•	the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations;

•	the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•	other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2018	2017

Net interest income (a)	$6,440	$6,189
Less: tax-equivalent adjustment	156	300

Net interest income (GAAP)	6,284	5,889
Noninterest income	853	836

Total revenue	7,137	6,725
Noninterest expense	4,402	4,118
Income tax expense	540	717

Net earnings	$2,195	$1,890

Basic and diluted earnings per share	$0.60	$0.52

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $2.2 million for the first quarter of 2018, compared to $1.9 million for the first quarter of 2017. Basic and diluted earnings per share were $0.60 per share for the first quarter of 2018, compared to $0.52 per share for the first quarter of 2017.

Net interest income (tax-equivalent) was $6.3 million for the first quarter of 2018, a 7% increase compared to $5.9 million for the first quarter of 2017. This increase was primarily due to loan growth. Average loans were up 5% to $451.3 million in the first quarter of 2018, compared to $429.8 million in the first quarter of 2017. The Company’s net interest margin (tax-equivalent) increased to 3.29% in the first quarter of 2018, compared to 3.19% for the first quarter of 2017 as earning asset yields improved.

The Company recorded no provision for loan losses during the first quarter of 2018 and 2017. Annualized net charge-offs as a percent of average loans were 0.02% for the first quarter of 2018 compared to 0.05% for the first quarter of 2017. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $0.9 million compared to $0.8 million for the first quarter of 2017. Noninterest expense was $4.4 million compared to $4.1 million for the first quarter of 2017. This increase was primarily due to routine annual increases in salaries and wages of $0.3 million.

Income tax expense was $0.5 million compared to $0.7 million for the first quarter of 2017 reflecting an effective tax rate of 19.74% compared to 27.50% for the first quarter of 2017. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

The Company paid cash dividends of $0.24 per share in the first quarter of 2018, an increase of 4.3% from the same period of 2017. At March 31, 2018, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 18.39%, a tier 1 leverage ratio of 10.90% and common equity tier 1 of 16.89% at March 31, 2018.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups.    At March 31, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. The Company increases its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2018, the Company increased its look-back period to 36 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2018		2017
	Average	Yield/	Average	Yield/

(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$452,496	4.69%	$430,711	4.69%
Securities – taxable	193,918	2.25%	189,051	2.19%
Securities - tax-exempt	71,708	4.19%	68,843	5.19%

Total securities	265,626	2.78%	257,894	2.99%
Federal funds sold	27,914	1.54%	40,977	0.75%
Interest bearing bank deposits	47,411	1.68%	58,370	0.87%

Total interest-earning assets	793,447	3.76%	787,952	3.65%

Deposits:
NOW	145,932	0.31%	124,286	0.18%
Savings and money market	221,260	0.36%	234,032	0.36%
Time Deposits	187,440	1.21%	205,942	1.17%

Total interest-bearing deposits	554,632	0.64%	564,260	0.62%
Short-term borrowings	2,976	0.55%	3,554	0.46%
Long-term debt	3,217	4.41%	3,217	3.66%

Total interest-bearing liabilities	560,825	0.66%	571,031	0.64%

Net interest income and margin (tax-equivalent)	$6,440	3.29%	$6,189	3.19%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.4 million for the first quarter of 2018 compared to $6.2 million for the first quarter of 2017. This increase was primarily due an increase in loan volume and an increase in the rate on federal funds sold and interest-bearing bank deposits.

Expansion of our earning asset yields were primarily driven by loan growth and recent Federal Funds rate increases, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits. This expansion was partially offset by a decrease in the tax-equivalent yield on tax-exempt available-for-sale securities due to a reduction in the Company’s statutory federal tax rate from 34% to 21%.

The cost of total interest-bearing liabilities was largely unchanged in the first quarter of 2018 from the first quarter of 2017.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields during the extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds on variable rate liabilities, if the Federal Reserve continues its gradual increase in interest rates. The Company anticipates that this challenging, competitive environment will continue in 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the interest rates the Company is able to charge for loans or pay on deposits though it is believed it will increase competition.    However, the Company believes our net interest income should increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, primarily loans.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first quarter of 2018 and 2017. Annualized net charge-offs as a percent of average loans were 0.02% for the first quarter of 2018 compared to 0.05% for the first quarter of 2017. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.07% at March 31, 2018, compared to 1.05% at December 31, 2017. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2018	2017

Service charges on deposit accounts	$179	$189
Mortgage lending income	206	165
Bank-owned life insurance	106	107
Securities gains, net	—	2
Other	362	373

Total noninterest income	$853	$836

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2018	2017

Origination income, net	$106	$99
Servicing fees, net	100	65
Decrease in MSR valuation allowance	—	1

Total mortgage lending income	$206	$165

Noninterest Expense
	Quarter ended March 31,
(Dollars in thousands)	2018	2017

Salaries and benefits	$2,668	$2,381
Net occupancy and equipment	370	381
Professional fees	228	230
FDIC and other regulatory assessments	89	89
Other	1,047	1,037

Total noninterest expense	$4,402	$4,118

Noninterest expense was $4.4 million compared to $4.1 million for the first quarter of 2017. This increase was primarily due to routine annual increases in salaries and wages of $0.3 million.

Income Tax Expense

Income tax expense was $0.5 million compared to $0.7 million for the first quarter of 2017 reflecting an effective tax rate of 19.74% compared to 27.50% for the first quarter of 2017. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $259.2 million at March 31, 2018, an increase of $1.5 million, or 1%, compared to $257.7 million at December 31, 2017. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $5.6 million and a decrease in the fair value of securities available-for-sale of $4.1 million. The decrease in the fair value of securities was primarily due to an increase in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.78% in 2018 and 2.99% in 2017.    This decrease in the tax-equivalent yields was primarily due to a decrease in the Company’s statutory federal tax rate from 34% To 21%.

Loans
	2018	2017
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$57,877	59,086	50,101	50,974	50,228
Construction and land development	35,910	39,607	47,455	46,386	45,098
Commercial real estate	234,345	239,033	232,380	220,863	218,739
Residential real estate	106,496	106,863	110,159	110,288	108,096
Consumer installment	9,685	9,588	9,877	9,409	9,032

Total loans	444,313	454,177	449,972	437,920	431,193
Less: unearned income	(509)	(526)	(594)	(633)	(640)

Loans, net of unearned income	$443,804	453,651	449,378	437,287	430,553

Total loans, net of unearned income, were $443.8 million at March 31, 2018, compared to $453.7 million at December 31, 2017. The decrease of $9.9 million, or 2% was primarily due to pay downs in the construction and land development and commercial real estate portfolio segments. Four loan categories represented the majority of the loan portfolio at March 31, 2018: commercial real estate (53%), residential real estate (24%), construction and land development (8%) and commercial and industrial (13%). Approximately 19% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2018.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.3 million, or 3% of total loans, at March 31, 2018, compared to $12.6 million, or 3% of total loans, at December 31, 2017. For residential real estate mortgage loans with a consumer purpose, $2.0 million required interest-only payments at March 31, 2018, compared to $2.1 million at December 31, 2017. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.69% in the first quarter of 2018 and 2017.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.2 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2018, the Bank had one loan relationship that exceeded our internal limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2018 (and related balances at December 31, 2017).

	March 31,	December 31,

(In thousands)	2018	2017

Lessors of 1 to 4 family residential properties	$47,382	$47,323
Shopping centers	40,176	39,966
Multi-family residential properties	40,060	52,167
Office buildings	24,974	24,483
Hotel/motel	22,217	22,384

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.7 million at March 31, 2018 compared to $4.8 million at December 31, 2017, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2018 and the previous four quarters is presented below.

	2018	2017
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,757	4,670	4,965	4,588	4,643
Charge-offs:
Commercial and industrial	(52)	—	(449)	—	—
Residential real estate	(4)	—	(30)	—	(78)
Consumer installment	(2)	(23)	(10)	(5)	(1)

Total charge-offs	(58)	(23)	(489)	(5)	(79)
Recoveries	33	510	194	282	24

Net (charge-offs) recoveries	(25)	487	(295)	277	(55)
Provision for loan losses	—	(400)	—	100	—

Ending balance	$4,732	4,757	4,670	4,965	4,588

as a % of loans	1.07%	1.05	1.04	1.14	1.07
as a % of nonperforming loans	146%	160	161	220	198
Net charge-offs (recoveries) as % of average loans (a)	0.02%	(0.43)	0.27	(0.25)	0.05

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.07% at March 31, 2018, compared to 1.05% at December 31, 2017. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Annualized net charge-offs were 0.02% of average loans in the first quarter of 2018, compared to 0.05% of average loans in the first quarter of 2017.

The Company’s recorded investment in loans considered impaired was $2.4 million at March 31, 2018 and $2.7 million at December 31, 2017, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $36 thousand and $42 thousand at each respective date.

Nonperforming Assets

The Company had $3.2 million in nonperforming assets at March 31, 2018, compared to $3.0 million in nonperforming assets at December 31, 2017.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2018 and the previous four quarters.

	2018	2017
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$3,239	2,972	2,902	2,255	2,318
Other real estate owned	—	—	103	103	152

Total nonperforming assets	$3,239	2,972	3,005	2,358	2,470

as a % of loans and other real estate owned	0.73%	0.66	0.67	0.54	0.57
as a % of total assets	0.39%	0.35	0.36	0.28	0.29
Nonperforming loans as a % of total loans	0.73%	0.66	0.65	0.52	0.54
Accruing loans 90 days or more past due	$—	—	5	42	—

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2018 and the previous four quarters.

	2018	2017
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$234	31	33	34	35
Construction and land development	—	—	—	—	22
Commercial real estate	2,463	2,188	2,500	1,797	1,850
Residential real estate	530	739	353	406	391
Consumer installment	12	14	16	18	20

Total nonaccrual loans	$3,239	2,972	2,902	2,255	2,318

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2018 and December 31, 2017, respectively, the Company had $3.2 million and $3.0 million in loans on nonaccrual.

At March 31, 2018 and December 31, 2017 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2018 and the previous four quarters.

	2018	2017
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Commercial:
Developed lots	$—	—	—	—	37
Residential	—	—	103	103	115

Total other real estate owned	$—	—	103	103	152

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve Bank, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.3 million, or 1.2% of total loans at March 31, 2018, compared to $5.7 million, or 1.2% of total loans at December 31, 2017.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2018 and the previous four quarters.

	2018	2017
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$112	119	130	609	210
Construction and land development	450	468	273	286	298
Commercial real estate	725	733	767	1,528	795
Residential real estate	3,992	4,253	4,524	4,416	4,285
Consumer installment	70	78	96	97	99

Total potential problem loans	$5,349	5,651	5,790	6,936	5,687

At March 31, 2018, approximately $0.4 million, or 8% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2018 and the previous four quarters.

	2018	2017
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$3	8	64	195	1
Construction and land development	253	—	175	2	3
Commercial real estate	—	—	—	748	—
Residential real estate	573	1,058	513	496	1,186
Consumer installment	9	57	33	25	17

Total	$838	1,123	785	1,466	1,207

Deposits

Total deposits were $737.3 million at March 31, 2018, compared to $757.7 million at December 31, 2017. A decrease of $24.7 million in interest bearing deposits was partially offset by an increase in noninterest bearing deposits of $4.4 million during the first quarter of 2018. The decrease in interest bearing deposits was primarily due to one deposit relationship that carried larger than normal balances at December 31, 2017. Noninterest bearing deposits were $198.3 million, or 26.9% of total deposits, at March 31, 2018, compared to $193.9 million, or 25.6% of total deposits at December 31, 2017.

The average rate paid on total interest-bearing deposits was 0.64% in the first quarter of 2018 and 0.62% in the first quarter of 2017.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2018, and at December 31, 2017, respectively. Securities sold under agreements to repurchase totaled $2.9 million and $2.7 million at March 31, 2018 and December 31, 2017, respectively.

The average rate paid on short-term borrowings was 0.55% in the first quarter of 2018 compared to 0.46% in the first quarter of 2017.

Long-term debt includes junior subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at March 31, 2018 and December 31, 2017. The junior subordinated debentures would have matured on December 31, 2033 and were redeemable since December 31, 2008. On April 27, 2018, the Company formally redeemed all of the issued and outstanding junior subordinated debentures and the Trust formally redeemed all of the issued and outstanding trust preferred securities and common securities at par. See NOTE 9, SUBSEQUENT EVENTS to the financial statements accompanying this report.

The average rate paid on long-term debt was 4.41% in the first quarter of 2018 and 3.66% in the first quarter of 2017.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $85.1 million and $86.9 million as of March 31, 2018 and December 31, 2017, respectively. The decrease from December 31, 2017 was primarily driven by an other comprehensive loss due to the change in unrealized losses on securities available-for-sale, net-of-tax, of $3.1 million and cash dividends paid of $0.9 million, which was partially offset by net earnings of $2.2 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2018, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.90%, common equity tier 1 (“CET1”) risk-based capital ratio was 16.89%, tier 1 risk-based capital ratio was 17.46%, and total risk-based capital ratio was 18.39% at March 31, 2018. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.62% at March 31, 2018.

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

At March 31, 2018, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At March 31, 2018, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2018 and December 31, 2017, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

The primary source of funding and the primary source of liquidity for the Company include dividends received from the Bank, and secondarily proceeds from the possible issuance of common stock or other securities. Primary uses of funds by the Company include dividends paid to stockholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. The junior subordinated debentures are presented as long-term debt in the accompanying consolidated balance sheets and the related trust preferred securities have been includible in Tier 1 Capital for regulatory capital purposes. As of April 27, 2018, there are no outstanding trust preferred securities or junior subordinated debentures. See NOTE 9, SUBSEQUENT EVENTS to the financial statements accompanying this report.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2018, the Bank had a remaining available line of credit with the FHLB of $252.0 million. At March 31, 2018, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At March 31, 2018, the Bank had outstanding standby letters of credit of $7.0 million and unfunded loan commitments outstanding of $60.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2018, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $308.8 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first quarter of 2018 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at March 31, 2018.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2018, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Changes to Contractual Obligations

As of March 31, 2018, our contractual obligations have not changed materially since previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017. On April 27, 2018 the Company formally redeemed all of its issued and outstanding junior subordinated debentures. See NOTE 9, SUBSEQUENT EVENTS to the financial statements accompanying this report.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities

Information about these pronouncements is described in more detail below.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): – Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.    For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted beginning in 2019. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, improves the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduces the complexity of and simplifies the application of hedge accounting by preparers. For public entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. The Company is currently evaluating this ASU to determine whether its provisions will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

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

	2018	2017
	First	Fourth	Third	Second	First

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,284	6,275	6,261	6,101	5,889
Tax-equivalent adjustment	156	300	304	301	300

Net interest income (Tax-equivalent)	$6,440	6,575	6,565	6,402	6,189

Table 2 - Selected Quarterly Financial Data

	2018	2017
	First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,440	6,575	6,565	6,402	6,189
Less: tax-equivalent adjustment	156	300	304	301	300

Net interest income (GAAP)	6,284	6,275	6,261	6,101	5,889
Noninterest income	853	844	968	793	836

Total revenue	7,137	7,119	7,229	6,894	6,725
Provision for loan losses	—	(400)	—	100	—
Noninterest expense	4,402	4,426	4,225	4,015	4,118
Income tax expense	540	1,268	868	784	717

Net earnings	$2,195	1,825	2,136	1,995	1,890

Per share data:
Basic and diluted net earnings	$0.60	0.50	0.59	0.55	0.52
Cash dividends declared	0.24	0.23	0.23	0.23	0.23
Weighted average shares outstanding:
Basic and diluted	3,643,683	3,643,668	3,643,659	3,643,593	3,643,541
Shares outstanding, at period end	3,643,698	3,643,668	3,643,668	3,643,643	3,643,543
Book value	$23.36	23.85	23.75	23.36	22.88
Common stock price
High	$39.25	40.25	37.71	37.79	33.69
Low	35.50	33.25	34.82	32.65	30.75
Period end:	39.06	38.90	35.00	36.94	33.00
To earnings ratio	17.44	18.09	15.70	16.94	15.28
To book value	167%	163	147	158	144
Performance ratios:
Return on average equity	9.95%	8.31	9.87	9.44	9.09
Return on average assets	1.04%	0.89	1.03	0.96	0.90
Dividend payout ratio	40.00%	46.00	38.98	41.82	44.23
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.07%	1.05	1.04	1.14	1.07
Nonperforming loans	146%	160	161	220	198
Nonperforming assets as a % of:
Loans and other real estate owned	0.73%	0.66	0.67	0.54	0.57
Total assets	0.39%	0.35	0.36	0.28	0.29
Nonperforming loans as a % of total loans	0.73%	0.66	0.65	0.52	0.54
Annualized net charge-offs (recoveries) as % of average loans	0.02%	(0.43)	0.27	(0.25)	0.05
Capital Adequacy:
CET 1 risk-based capital ratio	16.89%	16.42	16.15	16.22	16.24
Tier 1 risk-based capital ratio	17.46%	16.98	16.71	16.79	16.83
Total risk-based capital ratio	18.39%	17.91	17.62	17.77	17.75
Tier 1 leverage ratio	10.90%	10.95	10.70	10.56	10.40
Other financial data:
Net interest margin (a)	3.29%	3.37	3.32	3.28	3.19
Effective income tax rate	19.74%	41.00	28.89	28.21	27.50
Efficiency ratio (b)	60.36%	59.66	56.09	55.80	58.62
Selected average balances:
Securities	$265,626	262,171	273,280	274,493	257,894
Loans, net of unearned income	451,347	453,744	443,639	436,645	429,784
Total assets	841,820	823,864	831,097	831,187	835,679
Total deposits	744,365	726,945	735,372	737,464	742,002
Long-term debt	3,217	3,217	3,217	3,217	3,217
Total stockholders’ equity	88,281	87,800	86,543	84,569	83,191
Selected period end balances:
Securities	$259,177	257,697	265,171	277,363	273,853
Loans, net of unearned income	443,804	453,651	449,378	437,287	430,553
Allowance for loan losses	4,732	4,757	4,670	4,965	4,588
Total assets	830,721	853,381	828,546	836,311	842,781
Total deposits	737,332	757,659	732,648	742,456	750,302
Long-term debt	3,217	3,217	3,217	3,217	3,217
Total stockholders’ equity	85,108	86,906	86,538	85,099	83,366

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$452,496	$5,231	4.69%	$430,711	$4,981	4.69%
Securities - taxable	193,918	1,077	2.25%	189,051	1,021	2.19%
Securities - tax-exempt (2)	71,708	741	4.19%	68,843	881	5.19%

Total securities	265,626	1,818	2.78%	257,894	1,902	2.99%
Federal funds sold	27,914	106	1.54%	40,977	76	0.75%
Interest bearing bank deposits	47,411	196	1.68%	58,370	125	0.87%

Total interest-earning assets	793,447	$7,351	3.76%	787,952	$7,084	3.65%
Cash and due from banks	13,843			13,459
Other assets	34,530			34,268

Total assets	$841,820			$835,679

Interest-bearing liabilities:
Deposits:
NOW	$145,932	$112	0.31%	$124,286	$56	0.18%
Savings and money market	221,260	199	0.36%	234,032	210	0.36%
Time deposits	187,440	561	1.21%	205,942	596	1.17%

Total interest-bearing deposits	554,632	872	0.64%	564,260	862	0.62%
Short-term borrowings	2,976	4	0.55%	3,554	4	0.46%
Long-term debt	3,217	35	4.41%	3,217	29	3.66%

Total interest-bearing liabilities	560,825	$911	0.66%	571,031	$895	0.64%
Noninterest-bearing deposits	189,733			177,741
Other liabilities	2,981			3,716
Stockholders’ equity	88,281			83,191

Total liabilities and stockholders’ equity	$841,820			$835,679

Net interest income and margin (tax-equivalent)		$6,440	3.29%		$6,189	3.19%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21% for 2018 and 34% for 2017.

Table 4 - Loan Portfolio Composition

		2018	2017
		First	Fourth	Third	Second	First

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	57,877	59,086	50,101	50,974	50,228
Construction and land development		35,910	39,607	47,455	46,386	45,098
Commercial real estate		234,345	239,033	232,380	220,863	218,739
Residential real estate		106,496	106,863	110,159	110,288	108,096
Consumer installment		9,685	9,588	9,877	9,409	9,032

Total loans		444,313	454,177	449,972	437,920	431,193
Less: unearned income		(509)	(526)	(594)	(633)	(640)

Loans, net of unearned income		443,804	453,651	449,378	437,287	430,553
Less: allowance for loan losses		(4,732)	(4,757)	(4,670)	(4,965)	(4,523)

Loans, net	$	439,072	448,894	444,708	432,322	426,030

Table 5 - Allowance for Loan Losses and Nonperforming Assets

			2018	2017
			First	Fourth	Third	Second	First

(Dollars in thousands)			Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$		4,757	4,670	4,965	4,588	4,643
Charge-offs:
Commercial and industrial			(52)	—	(449)	—	—
Residential real estate			(4)	—	(30)	—	(78)
Consumer installment			(2)	(23)	(10)	(5)	(1)

Total charge-offs			(58)	(23)	(489)	(5)	(79)
Recoveries			33	510	194	282	24

Net (charge-offs) recoveries			(25)	487	(295)	277	(55)
Provision for loan losses			—	(400)	—	100	—

Ending balance		$	4,732	4,757	4,670	4,965	4,588

as a % of loans			1.07%	1.05	1.04	1.14	1.07
as a % of nonperforming loans			146%	160	161	220	198
Net charge-offs (recoveries) as % of avg. loans (a)			0.02%	(0.43)	0.27	(0.25)	0.05

Nonperforming assets:
Nonaccrual loans		$	3,239	2,972	2,902	2,255	2,318
Other real estate owned			—	—	103	103	152

Total nonperforming assets		$	3,239	2,972	3,005	2,358	2,470

as a % of loans and other real estate owned			0.73%	0.66	0.67	0.54	0.57
as a % of total assets			0.39%	0.35	0.36	0.28	0.29
Nonperforming loans as a % of total loans			0.73%	0.66	0.65	0.52	0.54
Accruing loans 90 days or more past due		$	—	—	5	42	—

(a) Net charge-offs (recoveries) are annualized.

Table 6 - Allocation of Allowance for Loan Losses

	2018		2017
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$724	13.0	$653	13.0	$504	11.1	$677	11.6	$524	11.6
Construction and land development	670	8.1	734	8.7	851	10.5	874	10.6	845	10.5
Commercial real estate	2,119	52.7	2,126	52.7	2,061	51.7	2,121	50.5	2,004	50.7
Residential real estate	1,053	24.0	1,071	23.5	1,077	24.5	1,119	25.2	1,064	25.1
Consumer installment	166	2.2	173	2.1	177	2.2	174	2.1	151	2.1

Total allowance for loan losses	$4,732		$4,757		$4,670		$4,965		$4,588

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2018

Maturity of:
3 months or less	$9,538
Over 3 months through 6 months	15,198
Over 6 months through 12 months	43,723
Over 12 months	52,149

Total CDs and other time deposits of $100,000 or more	$120,608

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 9, 2018	By: /s/ Robert W. Dumas
Robert W. Dumas
President and Chief Executive Officer

Date: May 9, 2018	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer