Form 10-Q
period 2018-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2018-08-02
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Stock, $0.01 par value per share	3,643,813 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2018	December 31, 2017

Assets:
Cash and due from banks	$16,297	$12,942
Federal funds sold	37,576	41,540
Interest bearing bank deposits	12,072	51,046

Cash and cash equivalents	65,945	105,528

Securities available-for-sale	251,320	257,697
Loans held for sale	1,943	1,922
Loans, net of unearned income	456,572	453,651
Allowance for loan losses	(4,750)	(4,757)

Loans, net	451,822	448,894

Premises and equipment, net	13,613	13,791
Bank-owned life insurance	18,543	18,330
Other assets	8,605	7,219

Total assets	$811,791	$853,381

Liabilities:
Deposits:
Noninterest-bearing	$199,469	$193,917
Interest-bearing	521,536	563,742

Total deposits	721,005	757,659
Federal funds purchased and securities sold under agreements to repurchase	2,732	2,658
Long-term debt	—	3,217
Accrued expenses and other liabilities	2,306	2,941

Total liabilities	726,043	766,475

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,776	3,771
Retained earnings	93,009	90,299
Accumulated other comprehensive loss, net	(4,440)	(566)
Less treasury stock, at cost - 313,342 shares and 313,467 shares at June 30, 2018 and December 31, 2017, respectively	(6,636)	(6,637)

Total stockholders’ equity	85,748	86,906

Total liabilities and stockholders’ equity	$811,791	$853,381

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six Months ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017

Interest income:
Loans, including fees	$5,307	$5,121	$10,538	$10,102
Securities:
Taxable	1,012	1,112	2,089	2,133
Tax-exempt	572	587	1,157	1,168
Federal funds sold and interest bearing bank deposits	290	182	592	383

Total interest income	7,181	7,002	14,376	13,786

Interest expense:
Deposits	845	866	1,717	1,728
Short-term borrowings	8	5	12	9
Long-term debt	11	30	46	59

Total interest expense	864	901	1,775	1,796

Net interest income	6,317	6,101	12,601	11,990
Provision for loan losses	—	100	—	100

Net interest income after provision for loan losses	6,317	6,001	12,601	11,890

Noninterest income:
Service charges on deposit accounts	182	183	361	372
Mortgage lending	166	139	372	304
Bank-owned life insurance	108	110	214	217
Other	383	361	745	734
Securities gains, net	—	—	—	2

Total noninterest income	839	793	1,692	1,629

Noninterest expense:
Salaries and benefits	2,618	2,392	5,286	4,773
Net occupancy and equipment	360	351	730	732
Professional fees	266	254	494	484
FDIC and other regulatory assessments	89	89	178	178
Other	993	929	2,040	1,966

Total noninterest expense	4,326	4,015	8,728	8,133

Earnings before income taxes	2,830	2,779	5,565	5,386

Income tax expense	566	784	1,106	1,501

Net earnings	$2,264	$1,995	$4,459	$3,885

Net earnings per share:
Basic and diluted	$0.62	$0.55	$1.22	$1.07

Weighted average shares outstanding:
Basic and diluted	3,643,731	3,643,593	3,643,707	3,643,567

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net earnings	$2,264	$1,995	$4,459	$3,885

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(754)	573	(3,874)	711
Reclassification adjustment for net gain on securities recognized in net earnings	—	—	—	(1)

Other comprehensive (loss) income	(754)	573	(3,874)	710

Comprehensive income	$1,510	$2,568	$585	$4,595

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$ (6,637)	$82,177
Net earnings	—	—	—	3,885	—	—	3,885
Other comprehensive income	—	—	—	—	710	—	710
Cash dividends paid ($0.46 per share)	—	—	—	(1,676)	—	—	(1,676)
Sale of treasury stock (120 shares)	—	—	3	—	—	—	3

Balance, June 30, 2017	3,957,135	$39	$3,770	$87,925	$2	$(6,637)	$85,099

Balance, December 31, 2017	3,957,135	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	4,459	—	—	4,459
Other comprehensive loss	—	—	—	—	(3,874)	—	(3,874)
Cash dividends paid ($0.48 per share)	—	—	—	(1,749)	—	—	(1,749)
Sale of treasury stock (125 shares)	—	—	5	—	—	1	6

Balance, June 30, 2018	3,957,135	$39	$3,776	$93,009	$(4,440)	$(6,636)	$85,748

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended June 30,
(In thousands)	2018	2017

Cash flows from operating activities:
Net earnings	$4,459	$3,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	100
Depreciation and amortization	467	536
Premium amortization and discount accretion, net	1,053	1,058
Net gain on securities available-for-sale	—	(2)
Net gain on sale of loans held for sale	(198)	(176)
Decrease in MSR valuation allowance	—	(1)
Net gain on other real estate owned	—	(11)
Loans originated for sale	(17,282)	(11,945)
Proceeds from sale of loans	17,344	12,089
Increase in cash surrender value of bank-owned life insurance	(213)	(217)
Net (increase) decrease in other assets	(68)	343
Net decrease in accrued expenses and other liabilities	(629)	(1,967)

Net cash provided by operating activities	4,933	3,692

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	17,275	17,611
Purchase of securities available-for-sale	(17,124)	(51,334)
Increase in loans, net	(4,288)	(6,119)
Net purchases of premises and equipment	(36)	(615)
Increase in FHLB stock	(20)	(13)
Proceeds from sale of other real estate owned	1,223	60

Net cash used in investing activities	(2,970)	(40,410)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,552	421
Net (decrease) increase in interest-bearing deposits	(42,206)	2,892
Net increase in federal funds purchased and securities sold under agreements to repurchase	74	103
Repayments or retirement of long-term debt	(3,217)	—
Dividends paid	(1,749)	(1,676)

Net cash (used in) provided by financing activities	(41,546)	1,740

Net change in cash and cash equivalents	(39,583)	(34,978)
Cash and cash equivalents at beginning of period	105,528	121,277

Cash and cash equivalents at end of period	$65,945	$86,299

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,770	$1,858
Income taxes	1,678	2,007
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	1,360	—

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2018. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first six months of 2018, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments; and

•	ASU 2016-18, Restricted Cash

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of the Company’s revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. The Company has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

•

Service charges on deposits, investment services, ATM and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period. The adoption of Topic 606 had no impact on the Company’s revenue recognition practice for these services.

•

Gains on sales of other real estate – ASU 2014-09 creates Topic 610-20, under which a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 lists several criteria required to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. This presents a key difference between the prior and new guidance related to the recognition of the gain when the institution finances the sale of the property. Rather than basing recognition on the amount of the buyer’s initial investment, which was the primary consideration under prior guidance, the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability. While these differences may affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale, the effects would not be material to its consolidated financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (3) above, the Company measured the fair value of its loan portfolio as of June 30, 2018 using an exit price notion and will continue to do so going forward (see Note 7).

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, amends guidance on how the statement of cash flows presents the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new guidance, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The new guidance is effective for public business entities for annual and interim reporting periods in fiscal years beginning after December 15, 2017. The Company adopted ASU No. 2016-18 on January 1, 2018. ASU No. 2016-18 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2018 and 2017, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six Months ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017

Basic and diluted:
Net earnings	$2,264	$1,995	$4,459	$3,885
Weighted average common shares outstanding	3,643,731	3,643,593	3,643,707	3,643,567

Net earnings per share	$0.62	$0.55	$1.22	$1.07

NOTE 3: SECURITIES

At June 30, 2018 and December 31, 2017, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2018 and December 31, 2017, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2018
Agency obligations (a)	$4,474	24,482	22,405	—	51,361	—	1,672	$53,033
Agency RMBS (a)	—	—	9,617	119,389	129,006	80	4,337	133,263
State and political subdivisions	—	3,406	8,338	59,209	70,953	754	754	70,953

Total available-for-sale	$4,474	27,888	40,360	178,598	251,320	834	6,763	$257,249

December 31, 2017
Agency obligations (a)	$—	29,253	23,809	—	53,062	79	904	$53,887
Agency RMBS (a)	—	—	11,201	121,871	133,072	330	1,639	134,381
State and political subdivisions	—	2,564	9,999	59,000	71,563	1,616	237	70,184

Total available-for-sale	$—	31,817	45,009	180,871	257,697	2,025	2,780	$258,452

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $144.5 million and $149.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets are non-marketable equity securities, such as FHLB of Atlanta stock and Federal Reserve Bank (“FRB”) stock. The carrying amounts of non-marketable equity securities were $1.4 million at June 30, 2018 and December 31, 2017, respectively.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2018 and December 31, 2017, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2018:
Agency obligations	$31,523	437	19,838	1,235	$51,361	1,672
Agency RMBS	55,415	1,360	65,608	2,977	121,023	4,337
State and political subdivisions	14,879	302	9,867	452	24,746	754

Total	$101,817	2,099	95,313	4,664	$197,130	6,763

December 31, 2017:
Agency obligations	$14,381	99	20,353	805	$34,734	904
Agency RMBS	53,440	363	50,729	1,276	104,169	1,639
State and political subdivisions	2,009	22	10,155	215	12,164	237

Total	$69,830	484	81,237	2,296	$151,067	2,780

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2018 and December 31, 2017, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2018 and 2017, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Gross realized gains	$—	—	$—	2

Realized gains, net	$—	—	$—	2

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2018	December 31, 2017

Commercial and industrial	$52,921	$59,086
Construction and land development	42,675	39,607
Commercial real estate:
Owner occupied	45,266	44,192
Multi-family	40,497	52,167
Other	160,366	142,674

Total commercial real estate	246,129	239,033
Residential real estate:
Consumer mortgage	58,676	59,540
Investment property	47,029	47,323

Total residential real estate	105,705	106,863
Consumer installment	9,824	9,588

Total loans	457,254	454,177
Less: unearned income	(682)	(526)

Loans, net of unearned income	$456,572	$453,651

Loans secured by real estate were approximately 86.3% of the Company’s total loan portfolio at June 30, 2018. At June 30, 2018, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2018 and December 31, 2017.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

June 30, 2018:
Commercial and industrial	$52,813	108	—	52,921	—	$52,921
Construction and land development	42,501	138	—	42,639	36	42,675
Commercial real estate:
Owner occupied	45,266	—	—	45,266	—	45,266
Multi-family	40,497	—	—	40,497	—	40,497
Other	159,656	—	—	159,656	710	160,366

Total commercial real estate	245,419	—	—	245,419	710	246,129
Residential real estate:
Consumer mortgage	57,740	589	—	58,329	347	58,676
Investment property	46,733	296	—	47,029	—	47,029

Total residential real estate	104,473	885	—	105,358	347	105,705
Consumer installment	9,806	7	—	9,813	11	9,824

Total	$455,012	1,138	—	456,150	1,104	$457,254

December 31, 2017:
Commercial and industrial	$59,047	8	—	59,055	31	$59,086
Construction and land development	39,607	—	—	39,607	—	39,607
Commercial real estate:
Owner occupied	44,192	—	—	44,192	—	44,192
Multi-family	52,167	—	—	52,167	—	52,167
Other	140,486	—	—	140,486	2,188	142,674

Total commercial real estate	236,845	—	—	236,845	2,188	239,033
Residential real estate:
Consumer mortgage	58,195	746	—	58,941	599	59,540
Investment property	46,871	312	—	47,183	140	47,323

Total residential real estate	105,066	1,058	—	106,124	739	106,863
Consumer installment	9,517	57	—	9,574	14	9,588

Total	$450,082	1,123	—	451,205	2,972	$454,177

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2018, the Company increased its look-back period to 37 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$724	670	2,119	1,053	166	$4,732
Charge-offs	—	—	(39)	—	—	(39)
Recoveries	32	—	—	17	8	57

Net recoveries (charge-offs)	32	—	(39)	17	8	18
Provision for loan losses	(156)	117	117	(53)	(25)	—

Ending balance	$600	787	2,197	1,017	149	$4,750

Six months ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	(39)	(4)	(2)	(97)
Recoveries	46	—	—	33	11	90

Net (charge-offs) recoveries	(6)	—	(39)	29	9	(7)
Provision for loan losses	(47)	53	110	(83)	(33)	—

Ending balance	$600	787	2,197	1,017	149	$4,750

	June 30, 2017
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$524	845	2,004	1,064	151	$4,588
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	4	209	—	63	6	282

Net recoveries (charge-offs)	4	209	—	63	1	277
Provision for loan losses	149	(180)	117	(8)	22	100

Ending balance	$677	874	2,121	1,119	174	$4,965

Six months ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	—	—	—	(78)	(6)	(84)
Recoveries	6	214	—	77	9	306

Net recoveries (charge-offs)	6	214	—	(1)	3	222
Provision for loan losses	131	(152)	50	13	58	100

Ending balance	$677	874	2,121	1,119	174	$4,965

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2018 and 2017.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

June 30, 2018:
Commercial and industrial	$600	52,921	—	—	600	52,921
Construction and land development	787	42,675	—	—	787	42,675
Commercial real estate	2,194	245,252	3	877	2,197	246,129
Residential real estate	1,017	105,705	—	—	1,017	105,705
Consumer installment	149	9,824	—	—	149	9,824

Total	$4,747	456,377	3	877	4,750	457,254

June 30, 2017:
Commercial and industrial	$677	50,974	—	—	677	50,974
Construction and land development	874	46,386	—	—	874	46,386
Commercial real estate	2,099	218,882	22	1,981	2,121	220,863
Residential real estate	1,119	110,288	—	—	1,119	110,288
Consumer installment	174	9,409	—	—	174	9,409

Total	$4,943	435,939	22	1,981	4,965	437,920

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

June 30, 2018:
Commercial and industrial	$52,197	506	218	—	$52,921
Construction and land development	41,892	90	657	36	42,675
Commercial real estate:
Owner occupied	44,548	391	327	—	45,266
Multi-family	40,497	—	—	—	40,497
Other	158,644	629	383	710	160,366

Total commercial real estate	243,689	1,020	710	710	246,129
Residential real estate:
Consumer mortgage	52,988	2,051	3,290	347	58,676
Investment property	46,082	308	639	—	47,029

Total residential real estate	99,070	2,359	3,929	347	105,705
Consumer installment	9,709	53	51	11	9,824

Total	$446,557	4,028	5,565	1,104	$457,254

December 31, 2017:
Commercial and industrial	$58,842	94	119	31	$59,086
Construction and land development	39,049	90	468	—	39,607
Commercial real estate:
Owner occupied	43,615	240	337	—	44,192
Multi-family	52,167	—	—	—	52,167
Other	139,695	395	396	2,188	142,674

Total commercial real estate	235,477	635	733	2,188	239,033
Residential real estate:
Consumer mortgage	54,101	1,254	3,586	599	59,540
Investment property	46,463	53	667	140	47,323

Total residential real estate	100,564	1,307	4,253	739	106,863
Consumer installment	9,430	66	78	14	9,588

Total	$443,362	2,192	5,651	2,972	$454,177

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2018 and December 31, 2017.

	June 30, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Other	$759	(49)	710

Total commercial real estate	759	(49)	710

Total	$759	(49)	710

With allowance recorded:
Commercial real estate:
Owner occupied	167	—	167		3

Total commercial real estate	167	—	167		3

Total	167	—	167		3

Total impaired loans	$926	(49)	877	$	3

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
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

	Quarter ended June 30, 2018		Six months ended June 30, 2018
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$7	—	17	—
Commercial real estate:
Owner occupied	168	2	170	5
Other	1,392	—	1,827	—

Total commercial real estate	1,560	2	1,997	5

Total	$1,567	2	2,014	5

	Quarter ended June 30, 2017		Six months ended June 30, 2017
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$2	—	6	—
Construction and land development	15	—	21	—
Commercial real estate:
Owner occupied	186	2	189	5
Other	1,821	—	1,845	—

Total commercial real estate	2,007	2	2,034	5

Total	$2,024	2	2,061	5

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2018 and December 31, 2017.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

June 30, 2018
Commercial real estate:
Owner occupied	$167	—	167	$3
Other	—	710	710	—

Total commercial real estate	167	710	877	3

Total	$167	710	877	$3

December 31, 2017
Commercial and industrial	$—	31	31	$31
Commercial real estate:
Owner occupied	175	—	175	11
Other	287	1,431	1,718	—

Total commercial real estate	462	1,431	1,893	11

Total	$462	1,462	1,924	$42

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six Months ended June 30,
		Pre-	Post -		Pre-	Post -

		modification	modification		modification	modification

	Number	outstanding	outstanding	Number	outstanding	outstanding

	of	recorded	recorded	of	recorded	recorded

(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2018:
Commercial real estate:
Other	—	$—	—	1	$737	737

Total commercial real estate	—	—	—	1	737	737

Total	—	$—	—	1	$737	737

2017:
Other	1	$1,275	1,266	1	$1,275	1,266

Total commercial real estate	1	1,275	1,266	1	1,275	1,266

Total	1	$1,275	1,266	1	$1,275	1,266

One loan was modified in a TDR during the six months ended June 30, 2018 and 2017. The only concession granted by the Company in each instance was a delay in the required payment of interest.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. During the quarter and six months ended June 30, 2017, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

	Quarter ended June 30,		Six Months ended June 30,

	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	investment(1)	Contracts	investment(1)

2018:
Commercial real estate:
Other	—	$—	1	$1,259

Total commercial real estate	—	—	1	1,259

Total	—	$—	1	$1,259

(1) Amount as of applicable month end during the respective period for which there was a payment default.

NOTE 5: MORTGAGE SERVICING RIGHTS, NET

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

MSRs, net:
Beginning balance	$1,604	$1,862	$1,644	$1,952
Additions, net	62	40	115	93
Amortization expense	(117)	(140)	(210)	(284)
Decrease in valuation allowance	—	—	—	1

Ending balance	$1,549	$1,762	$1,549	$1,762

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$1
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$2,738	$2,689	$2,528	$2,678
End of period	2,659	2,520	2,659	2,520

NOTE 6: DERIVATIVE INSTRUMENTS

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

The Company had no interest rate swap agreements at June 30, 2018. A summary of the Company’s interest rate swap agreements at December 31, 2017 is presented below.

		Other Assets	Other Liabilities
		Estimated	Estimated
(Dollars in thousands)	Notional	Fair Value	Fair Value

December 31, 2017:
Pay fixed / receive variable	$3,617	—	52
Pay variable / receive fixed	3,617	52	—

Total interest rate swap agreements	$7,234	52	52

NOTE 7: FAIR VALUE

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2018, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

Interest rate swap agreements

The carrying amount of interest rate swap agreements was included in other assets and accrued expenses and other liabilities on the accompanying consolidated balance sheets. The Company had no interest rate swap agreements at June 30, 2018. The fair value measurements for our interest rate swap agreements were based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other third party market participants may be utilized to corroborate the fair value measurements for our interest rate swap agreements. The Company classified these derivative assets and liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2018:
Securities available-for-sale:
Agency obligations	$51,361	—	51,361	—
Agency RMBS	129,006	—	129,006	—
State and political subdivisions	70,953	—	70,953	—

Total securities available-for-sale	251,320	—	251,320	—

Total assets at fair value	$251,320	—	251,320	—

December 31, 2017:
Securities available-for-sale:
Agency obligations	$53,062	—	53,062	—
Agency RMBS	133,072	—	133,072	—
State and political subdivisions	71,563	—	71,563	—

Total securities available-for-sale	257,697	—	257,697	—
Other assets (1)	52	—	52	—

Total assets at fair value	$257,749	—	257,749	—

Other liabilities(1)	$52	—	52	—

Total liabilities at fair value	$52	—	52	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2018:
Loans held for sale	$1,943	—	1,943	—
Loans, net(1)	874	—	—	874
Other assets (2)	1,686	—	—	1,686

Total assets at fair value	$4,503	—	1,943	2,560

December 31, 2017:
Loans held for sale	$1,922	—	1,922	—
Loans, net(1)	2,700	—	—	2,700
Other assets (2)	1,644	—	—	1,644

Total assets at fair value	$6,266	—	1,922	4,344

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2018, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$874	Appraisal	Appraisal discounts (%)	52.4%

Other real estate owned	137	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,549	Discounted cash flow	Prepayment speed or CPR (%)	9.4%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2018 and December 31, 2017 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

June 30, 2018:
Financial Assets:
Loans, net (1)	$451,822	$449,078	$—	$—	$449,078
Loans held for sale	1,943	1,976	—	1,976	—
Financial Liabilities:
Time Deposits	$183,001	$183,631	$—	$183,631	$—

December 31, 2017:
Financial Assets:
Loans, net (1)	$448,894	$447,468	$—	$—	$447,468
Loans held for sale	1,922	1,950	—	1,950	—
Financial Liabilities:
Time Deposits	$188,071	$185,564	$—	$185,564	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2018 and 2017, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent Quarterly Reports on Form 10-Q.

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

Summary of Results of Operations

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

Net interest income (a)	$6,469	$6,402	$12,909	$12,591
Less: tax-equivalent adjustment	152	301	308	601

Net interest income (GAAP)	6,317	6,101	12,601	11,990
Noninterest income	839	793	1,692	1,629

Total revenue	7,156	6,894	14,293	13,619
Provision for loan losses	—	100	—	100
Noninterest expense	4,326	4,015	8,728	8,133
Income tax expense	566	784	1,106	1,501

Net earnings	$2,264	$1,995	$4,459	$3,885

Basic and diluted earnings per share	$0.62	$0.55	$1.22	$1.07

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $4.5 million for the first six months of 2018, compared to $3.9 million for the first six months of 2017. Basic and diluted earnings per share were $1.22 per share for the first six months of 2018, compared to $1.07 per share for the first six months of 2017.

Net interest income (tax-equivalent) was $12.9 million for the first six months of 2018, a 3% increase compared to $12.6 million for the first six months of 2017. This increase was primarily due to loan growth and recent increases in short-term market interest rates. Average loans were up 4% to $449.9 million in the first six months of 2018, compared to $433.2 million in the first six months of 2017. The Company’s net interest margin (tax-equivalent) increased to 3.33% in the first six months of 2018, compared to 3.23% for the first six months of 2017 as yields on earning assets improved.

The Company recorded no provision for loan losses during the first six months of 2018 and $0.1 million during the first six months 2017. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $1.7 million compared to $1.6 million for the first six months of 2017. Noninterest expense was $8.7 million compared to $8.1 million for the first six months of 2017. This increase in noninterest expense was primarily due to increases in salaries and benefits expense of $0.5 million.

Income tax expense was $1.1 million and $1.5 million for the first six months of 2018 and 2017 reflecting an effective tax rate of 19.87 and 27.87%, respectively. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

The Company paid cash dividends of $0.48 per share in the first six months of 2018, an increase of 4.3% from the same period of 2017. At June 30, 2018, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.29%, a tier 1 leverage ratio of 10.93% and common equity tier 1 of 16.40% at June 30, 2018.

In the second quarter of 2018, net earnings were $2.3 million, or $0.62 per share, compared to $2.0 million, or $0.55 per share, for the second quarter of 2017. Net interest income (tax-equivalent) was $6.5 million for the second quarter of 2018, compared to $6.4 million for the second quarter of 2017. This increase was due to the same factors as described above. The Company recorded no provision for loan losses in the second quarter of 2018 and $0.1 million in the second quarter of 2017. Noninterest income was $0.8 million in the second quarter of 2018 and 2017. Noninterest expense was $4.3 million in the second quarter of 2018 compared to $4.0 million in the second quarter of 2017. This increase was mainly due to increases in salaries and benefits expense. Income tax expense was $0.6 million for the second quarter of 2018, compared to $0.8 million in the second quarter of 2017. The Company’s effective tax rate for the second quarter of 2018 was 20.00%, compared to 28.21% in the second quarter of 2017. This decrease was due to the same factors described above.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2018, the Company increased its look-back period to 37 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair Value Determination

U.S. GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 7, Fair Value, of the consolidated financial statements that accompany this report.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six Months ended June 30,
	2018		2017
	Average	Yield/	Average	Yield/

(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$451,063	4.71%	$434,054	4.69%
Securities - taxable	189,442	2.22%	196,886	2.18%
Securities - tax-exempt	71,283	4.14%	69,353	5.14%

Total securities	260,725	2.75%	266,239	2.96%
Federal funds sold	28,932	1.64%	35,206	0.89%
Interest bearing bank deposits	41,765	1.72%	50,238	0.91%

Total interest-earning assets	782,485	3.78%	785,737	3.69%

Deposits:
NOW	138,163	0.30%	126,200	0.19%
Savings and money market	220,022	0.36%	231,127	0.37%
Time Deposits	185,588	1.21%	203,189	1.18%

Total interest-bearing deposits	543,773	0.64%	560,516	0.62%
Short-term borrowings	2,888	0.84%	3,649	0.50%
Long-term debt	2,062	4.50%	3,217	3.70%

Total interest-bearing liabilities	548,723	0.65%	567,382	0.64%

Net interest income and margin (tax-equivalent)	$12,909	3.33%	$12,591	3.23%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.9 million for the first six months of 2018 compared to $12.6 million for the first six months of 2017. This increase was primarily due to improved yields on interest-earning assets.

Expansion of our earning asset yields was primarily driven by loan growth and recent increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits. This expansion was partially offset by a decrease in the tax-equivalent yield on tax-exempt available-for-sale securities due to a reduction in the Company’s statutory federal tax rate from 34% to 21%.

The cost of total interest-bearing liabilities was largely unchanged in the first six months of 2018 from the first six months of 2017.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields during the extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds, if the Federal Reserve continues its gradual increase in interest rates. The Company anticipates that this challenging, competitive environment will continue throughout 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the interest rates the Company is able to charge for loans or pay on deposits though it is believed it will increase competition.    However, the Company believes our net interest income should continue to increase in 2018 compared to 2017 primarily due to an increase in average earning asset volumes, primarily loans.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first six months of 2018 and $0.1 million for the first six months of 2017. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.04% at June 30, 2018, compared to 1.05% at December 31, 2017. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Service charges on deposit accounts	$182	$183	$361	$372
Mortgage lending income	166	139	372	304
Bank-owned life insurance	108	110	214	217
Securities gains, net	—	—	—	2
Other	383	361	745	734

Total noninterest income	$839	$793	$1,692	$1,629

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Origination income	$92	$77	$198	$176
Servicing fees, net	74	62	174	127
Decrease in MSR valuation allowance	—	—	—	1

Total mortgage lending income	$166	$139	$372	$304

The increase in mortgage lending income was due to an increase in the volume of mortgage loans originated and sold and a decrease in MSR amortization expense as prepayment speeds have slowed.

Noninterest Expense

	Quarter ended June 30,		Six Months ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Salaries and benefits	$2,618	$2,392	$5,286	$4,773
Net occupancy and equipment	360	351	730	732
Professional fees	266	254	494	484
FDIC and other regulatory assessments	89	89	178	178
Other	993	929	2,040	1,966

Total noninterest expense	$4,326	$4,015	$8,728	$8,133

The increase in noninterest expense was primarily due to routine annual increases in salaries and benefits expense.

Income Tax Expense

Income tax expense was $1.1 million and $1.5 million for the first six months of 2018 and 2017 reflecting an effective tax rate of 19.87% and 27.87%, respectively. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $251.3 million at June 30, 2018 compared to $257.7 million at December 31, 2017. This decrease reflects a decrease in the fair value of securities available-for-sale of $5.2 million and a decrease in the amortized cost basis of securities available-for-sale of $1.2 million. The decrease in the fair value of securities was primarily due to an increase in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.75% in 2018 and 2.96% in 2017.    This decrease in the tax-equivalent yields was primarily due to a decrease in the Company’s statutory federal tax rate from 34% to 21%.

Loans

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,921	57,877	59,086	50,101	50,974
Construction and land development	42,675	35,910	39,607	47,455	46,386
Commercial real estate	246,129	234,345	239,033	232,380	220,863
Residential real estate	105,705	106,496	106,863	110,159	110,288
Consumer installment	9,824	9,685	9,588	9,877	9,409

Total loans	457,254	444,313	454,177	449,972	437,920
Less: unearned income	(682)	(509)	(526)	(594)	(633)

Loans, net of unearned income	$456,572	443,804	453,651	449,378	437,287

Total loans, net of unearned income, were $456.6 million at June 30, 2018, compared to $453.7 million at December 31, 2017. The increase of $2.9 million was primarily due to increases in the construction and land development and commercial real estate portfolio segments, which was partially offset by pay-downs in the commercial and industrial loan portfolio segment. Four loan categories represented the majority of the loan portfolio at June 30, 2018: commercial real estate (54%), residential real estate (23%), construction and land development (9%) and commercial and industrial (12%). Approximately 18% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2018.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.3 million, or 3% of total loans, at June 30, 2018, compared to $12.6 million, or 3% of total loans, at December 31, 2017. For residential real estate mortgage loans with a consumer purpose, $1.4 million required interest-only payments at June 30, 2018, compared to $2.1 million at December 31, 2017. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.71% in the first six months of 2018 and 4.69% in the first six months of 2017.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $18.8 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $16.9 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2018, the Bank had no loan relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2018 (and related balances at December 31, 2017).

	June 30,	December 31,

(In thousands)	2018	2017

Lessors of 1 to 4 family residential properties	$47,029	$47,323
Multi-family residential properties	40,497	52,167
Shopping centers	38,446	39,966
Hotel/motel	33,491	22,384
Office buildings	25,450	24,483

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.8 million and $4.7 million at June 30, 2018 and December 31, 2017, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2018 and the previous four quarters is presented below.

	2018		2017
	Second	First	Fourth	Third	Second

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,732	4,757	4,670	4,965	4,588
Charge-offs:
Commercial and industrial	—	(52)	—	(449)	—
Commercial real estate	(39)	—	—	—	—
Residential real estate	—	(4)	—	(30)	—
Consumer installment	—	(2)	(23)	(10)	(5)

Total charge-offs	(39)	(58)	(23)	(489)	(5)
Recoveries	57	33	510	194	282

Net recoveries (charge-offs)	18	(25)	487	(295)	277
Provision for loan losses	—	—	(400)	—	100

Ending balance	$4,750	4,732	4,757	4,670	4,965

as a % of loans	1.04%	1.07	1.05	1.04	1.14
as a % of nonperforming loans	430%	146	160	161	220
Net (recoveries) charge-offs as % of average loans (a)	(0.02)%	0.02	(0.43)	0.27	(0.25)

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.04% at June 30, 2018, compared to 1.05% at December 31, 2017. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

The Company’s recorded investment in loans considered impaired was $0.9 million at June 30, 2018 and $2.7 million at December 31, 2017, respectively, with corresponding valuation allowances (included in the allowance for loan losses) of $3 thousand and $42 thousand at each respective date.

Nonperforming Assets

The Company had $1.2 million in nonperforming assets at June 30, 2018, compared to $3.0 million in nonperforming assets at December 31, 2017. The decrease in nonperforming assets was primarily due to the resolution of one nonperforming commercial real estate loan with a recorded investment of $1.3 million at December 31, 2017.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2018 and the previous four quarters.

	2018		2017
	Second	First	Fourth	Third	Second

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$1,104	3,239	2,972	2,902	2,255
Other real estate owned	137	—	—	103	103

Total nonperforming assets	$1,241	3,239	2,972	3,005	2,358

as a % of loans and other real estate owned	0.27%	0.73	0.66	0.67	0.54
as a % of total assets	0.15%	0.39	0.35	0.36	0.28
Nonperforming loans as a % of total loans	0.24%	0.73	0.66	0.65	0.52
Accruing loans 90 days or more past due	$—	—	—	5	42

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2018 and the previous four quarters.

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$—	234	31	33	34
Construction and land development	36	—	—	—	—
Commercial real estate	710	2,463	2,188	2,500	1,797
Residential real estate	347	530	739	353	406
Consumer installment	11	12	14	16	18

Total nonaccrual loans	$1,104	3,239	2,972	2,902	2,255

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2018 and December 31, 2017, respectively, the Company had $1.1 million and $3.0 million in loans on nonaccrual.

At June 30, 2018 and December 31, 2017 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2018 and the previous four quarters.

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$137	—	—	103	103

Total other real estate owned	$137	—	—	103	103

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve Bank, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.6 million, or 1.2% of total loans at June 30, 2018, compared to $5.7 million, or 1.2% of total loans at December 31, 2017.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2018 and the previous four quarters.

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$218	112	119	130	609
Construction and land development	657	450	468	273	286
Commercial real estate	710	725	733	767	1,528
Residential real estate	3,929	3,992	4,253	4,524	4,416
Consumer installment	51	70	78	96	97

Total potential problem loans	$5,565	5,349	5,651	5,790	6,936

At June 30, 2018, approximately $0.6 million, or 11% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2018 and the previous four quarters.

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$108	3	8	64	195
Construction and land development	138	253	—	175	2
Commercial real estate	—	—	—	—	748
Residential real estate	885	573	1,058	513	496
Consumer installment	7	9	57	33	25

Total	$1,138	838	1,123	785	1,466

Deposits

Total deposits were $721.0 million at June 30, 2018, compared to $757.7 million at December 31, 2017. Decreases of $42.2 million in interest bearing deposits were partially offset by increases in noninterest bearing deposits of $5.6 million during the first six months of 2018. Of the $42.2 million decrease in interest bearing deposits, $39.0 million was due to fluctuations in public depositor account balances. Noninterest bearing deposits were $199.5 million, or 27.7% of total deposits, at June 30, 2018, compared to $193.9 million, or 25.6% of total deposits at December 31, 2017.

The average rate paid on total interest-bearing deposits was 0.64% in the first six months of 2018 and 0.62% in the first six months of 2017.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2018, and at December 31, 2017, respectively. Securities sold under agreements to repurchase totaled $2.7 million at June 30, 2018 and December 31, 2017.

The average rate paid on short-term borrowings was 0.84% in the first six months of 2018 compared to 0.50% in the first six months of 2017.

Long-term debt includes junior subordinated debentures related to trust preferred securities. The Company had $3.2 million in junior subordinated debentures related to trust preferred securities outstanding at December 31, 2017. On April 27, 2018, the Company formally redeemed all of the issued and outstanding junior subordinated debentures, including accrued and unpaid distributions, and the Trust formally redeemed all of the issued and outstanding trust preferred securities and common securities at par, including accrued and unpaid distributions. The junior subordinated debentures would have matured on December 31, 2033 and were redeemable since December 31, 2008.

The average rate paid on long-term debt was 4.50% in the first six months of 2018 and 3.70% in the first six months of 2017.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $85.7 million and $86.9 million as of June 30, 2018 and December 31, 2017, respectively. The decrease from December 31, 2017 was primarily driven by an other comprehensive loss due to the change in unrealized losses on securities available-for-sale, net-of-tax, of $3.9 million and cash dividends paid of $1.8 million, which were partially offset by net earnings of $4.5 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2018, the ratios for the Company and Bank were sufficient to meet the fully phased-in conservation buffer.

The Company’s tier 1 leverage ratio was 10.93%, common equity tier 1 (“CET1”) risk-based capital ratio was 16.40%, tier 1 risk-based capital ratio was 16.40%, and total risk-based capital ratio was 17.29% at June 30, 2018. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Company’s capital conservation buffer was 9.29% at June 30, 2018.

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

At June 30, 2018, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At June 30, 2018, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2018 and December 31, 2017, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

The primary source of funding and liquidity for the Company has been dividends received from the Bank. If needed, the Company could also issue common stock or other securities. Primary uses of funds by the Company include dividends paid to stockholders, stock repurchases, and interest payments on junior subordinated debentures issued by the Company in connection with trust preferred securities. On April 27, 2018, the Trust formally redeemed all of its issued and outstanding trust preferred securities at par, including accrued and unpaid distributions. The additional amount paid on April 27, 2018 for trust preferred securities not previously purchased by the Company was approximately $3.0 million, including accrued and unpaid distributions. All junior subordinated debentures related to the Trust were redeemed, including accrued and unpaid distributions, and retired as a result of the action. The Company now has no outstanding trust preferred securities or junior subordinated debentures, and the Trust has been dissolved.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2018, the Bank had a remaining available line of credit with the FHLB of $248.7 million. At June 30, 2018, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At June 30, 2018, the Bank had outstanding standby letters of credit of $6.7 million and unfunded loan commitments outstanding of $65.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2018, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $302.5 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was required to repurchase $53 thousand in loans during the first six months of 2018 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at June 30, 2018.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2018, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Changes to Contractual Obligations

On April 27, 2018, the Trust formally redeemed all of its issued and outstanding trust preferred securities at par. The additional amount paid on April 27, 2018 for trust preferred securities not previously purchased by the Company was approximately $3.0 million, including accrued and unpaid distributions. All junior subordinated debentures related to the Trust were redeemed, including accrued and unpaid distributions, and retired as a result of the action.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

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

	2018		2017
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,317	6,284	6,275	6,261	6,101
Tax-equivalent adjustment (a)	152	156	300	304	301

Net interest income (Tax-equivalent)	$6,469	6,440	6,575	6,565	6,402

(a) Using federal income tax rates of 21% and 34% for 2018 and 2017, respectively.

	Six Months ended June 30,
(In thousands)	2018	2017

Net interest income (GAAP)	$12,601	11,990
Tax-equivalent adjustment (a)	308	601

Net interest income (Tax-equivalent)	$12,909	12,591

(a) Using federal income tax rates of 21% and 34% for 2018 and 2017, respectively.

Table 2 - Selected Quarterly Financial Data

2018	2017
Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,469	6,440	6,575	6,565	6,402
Less: tax-equivalent adjustment	152	156	300	304	301

Net interest income (GAAP)	6,317	6,284	6,275	6,261	6,101
Noninterest income	839	853	844	968	793

Total revenue	7,156	7,137	7,119	7,229	6,894
Provision for loan losses	—	—	(400)	—	100
Noninterest expense	4,326	4,402	4,426	4,225	4,015
Income tax expense	566	540	1,268	868	784

Net earnings	$2,264	2,195	1,825	2,136	1,995

Per share data:
Basic and diluted net earnings	$0.62	0.60	0.50	0.59	0.55
Cash dividends declared	0.24	0.24	0.23	0.23	0.23
Weighted average shares outstanding:
Basic and diluted	3,643,731	3,643,683	3,643,668	3,643,659	3,643,593
Shares outstanding	3,643,793	3,643,698	3,643,668	3,643,668	3,643,643
Book value	$23.53	23.36	23.85	23.75	23.36
Common stock price
High	$50.99	39.25	40.25	37.71	37.79
Low	37.40	35.50	33.25	34.82	32.65
Period end	49.61	39.06	38.90	35.00	36.94
To earnings ratio	21.48	x	17.44	18.09	15.70	16.94
To book value	211%	167	163	147	158
Performance ratios:
Return on average equity	10.48%	9.95	8.31	9.87	9.44
Return on average assets	1.10%	1.04	0.89	1.03	0.96
Dividend payout ratio	38.71%	40.00	46.00	38.98	41.82
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.07	1.05	1.04	1.14
Nonperforming loans	430%	146	160	161	220
Nonperforming assets as a % of:
Loans and other real estate owned	0.27%	0.73	0.66	0.67	0.54
Total assets	0.15%	0.39	0.35	0.36	0.28
Nonperforming loans as a % of total loans	0.24%	0.73	0.66	0.65	0.52
Annualized net (recoveries) charge-offs as a % of average loans	(0.02)%	0.02	(0.43)	0.27	(0.25)
Capital Adequacy:
CET 1 risk-based capital ratio	16.40%	16.89	16.42	16.15	16.22
Tier 1 risk-based capital ratio	16.40%	17.46	16.98	16.71	16.79
Total risk-based capital ratio	17.29%	18.39	17.91	17.62	17.77
Tier 1 leverage ratio	10.93%	10.90	10.95	10.70	10.56
Other financial data:
Net interest margin (a)	3.36%	3.29	3.37	3.32	3.28
Effective income tax rate	20.00%	19.74	41.00	28.89	28.21
Efficiency ratio (b)	59.20%	60.36	59.66	56.09	55.80
Selected average balances:
Securities	$255,877	265,626	262,171	273,280	274,493
Loans, net of unearned income	448,493	451,347	453,744	443,639	436,645
Total assets	820,706	841,820	823,864	831,097	831,187
Total deposits	728,457	744,365	726,945	735,372	737,464
Long-term debt	919	3,217	3,217	3,217	3,217
Total stockholders’ equity	86,420	88,281	87,800	86,543	84,569
Selected period end balances:
Securities	$251,320	259,177	257,697	265,171	277,363
Loans, net of unearned income	456,572	443,804	453,651	449,378	437,287
Allowance for loan losses	4,750	4,732	4,757	4,670	4,965
Total assets	811,791	830,721	853,381	828,546	836,311
Total deposits	721,005	737,332	757,659	732,648	742,456
Long-term debt	—	3,217	3,217	3,217	3,217
Total stockholders’ equity	85,748	85,108	86,906	86,538	85,099

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Selected Financial Data

Six Months ended June 30,
(Dollars in thousands, except per share amounts)	2018	2017

Results of Operations
Net interest income (a)	$12,909	12,591
Less: tax-equivalent adjustment	308	601

Net interest income (GAAP)	12,601	11,990
Noninterest income	1,692	1,629

Total revenue	14,293	13,619
Provision for loan losses	—	100
Noninterest expense	8,728	8,133
Income tax expense	1,106	1,501

Net earnings	$4,459	3,885

Per share data:
Basic and diluted net earnings	$1.22	1.07
Cash dividends declared	0.48	0.46
Weighted average shares outstanding:
Basic and diluted	3,643,707	3,643,567
Shares outstanding, at period end	3,643,793	3,643,643
Book value	$23.53	23.36
Common stock price
High	$50.99	37.79
Low	35.50	30.75
Period end	49.61	36.94
To earnings ratio	21.48	x	16.94
To book value	211%	158
Performance ratios:
Return on average equity	10.22%	9.26
Return on average assets	1.07%	0.93
Dividend payout ratio	39.34%	42.99
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.14
Nonperforming loans	430%	220
Nonperforming assets as a % of:
Loans and other real estate owned	0.27%	0.54
Total assets	0.15%	0.28
Nonperforming loans as a % of total loans	0.24%	0.52
Annualized net charge-offs (recoveries) as a % of average loans	—%	(0.10)
Capital Adequacy:
CET 1 risk-based capital ratio	16.40%	16.22
Tier 1 risk-based capital ratio	16.40%	16.79
Total risk-based capital ratio	17.29%	17.77
Tier 1 leverage ratio	10.93%	10.56
Other financial data:
Net interest margin (a)	3.33%	3.23
Effective income tax rate	19.87%	27.87
Efficiency ratio (b)	59.78%	57.19
Selected average balances:
Securities	$260,725	266,239
Loans, net of unearned income	449,911	433,233
Total assets	831,205	833,421
Total deposits	736,415	739,720
Long-term debt	2,062	3,217
Total stockholders’ equity	87,297	83,884
Selected period end balances:
Securities	$251,320	277,363
Loans, net of unearned income	456,572	437,287
Allowance for loan losses	4,750	4,965
Total assets	811,791	836,311
Total deposits	721,005	742,456
Long-term debt	—	3,217
Total stockholders’ equity	85,748	85,099

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$449,650	$5,307	4.73%	$437,361	$5,121	4.70%
Securities - taxable	185,013	1,012	2.19%	204,635	1,112	2.18%
Securities - tax-exempt (2)	70,864	724	4.10%	69,858	888	5.10%

Total securities	255,877	1,736	2.72%	274,493	2,000	2.92%
Federal funds sold	29,938	130	1.74%	29,498	79	1.07%
Interest bearing bank deposits	36,181	160	1.77%	42,196	103	0.98%

Total interest-earning assets	771,646	$7,333	3.81%	783,548	$7,303	3.74%
Cash and due from banks	13,480			13,610
Other assets	35,580			34,029

Total assets	$820,706			$831,187

Interest-bearing liabilities:
Deposits:
NOW	$130,480	$97	0.30%	$128,092	$64	0.20%
Savings and money market	218,798	197	0.36%	228,254	209	0.37%
Time deposits	183,757	551	1.20%	200,466	593	1.19%

Total interest-bearing deposits	533,035	845	0.64%	556,812	866	0.62%
Short-term borrowings	2,801	8	1.15%	3,743	5	0.54%
Long-term debt	919	11	4.80%	3,217	30	3.74%

Total interest-bearing liabilities	536,755	$864	0.65%	563,772	$901	0.64%
Noninterest-bearing deposits	195,422			180,652
Other liabilities	2,109			2,194
Stockholders’ equity	86,420			84,569

Total liabilities and stockholders’ equity	$820,706			$831,187

Net interest income and margin (tax-equivalent)		$6,469	3.36%		$6,402	3.28%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21% for 2018 and 34% for 2017.

Table 5 - Average Balances and Net Interest Income Analysis

	Six Months ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$451,063	$10,538	4.71%	$434,054	$10,102	4.69%
Securities - taxable	189,442	2,089	2.22%	196,886	2,133	2.18%
Securities - tax-exempt (2)	71,283	1,465	4.14%	69,353	1,769	5.14%

Total securities	260,725	3,554	2.75%	266,239	3,902	2.96%
Federal funds sold	28,932	236	1.64%	35,206	156	0.89%
Interest bearing bank deposits	41,765	356	1.72%	50,238	227	0.91%

Total interest-earning assets	782,485	$14,684	3.78%	785,737	$14,387	3.69%
Cash and due from banks	13,661			13,535
Other assets	35,059			34,149

Total assets	$831,205			$833,421

Interest-bearing liabilities:
Deposits:
NOW	$138,163	$208	0.30%	$126,200	$118	0.19%
Savings and money market	220,022	396	0.36%	231,127	421	0.37%
Time deposits	185,588	1,113	1.21%	203,189	1,189	1.18%

Total interest-bearing deposits	543,773	1,717	0.64%	560,516	1,728	0.62%
Short-term borrowings	2,888	12	0.84%	3,649	9	0.50%
Long-term debt	2,062	46	4.50%	3,217	59	3.70%

Total interest-bearing liabilities	548,723	$1,775	0.65%	567,382	$1,796	0.64%
Noninterest-bearing deposits	192,642			179,204
Other liabilities	2,543			2,951
Stockholders’ equity	87,297			83,884

Total liabilities and stockholders’ equity	$831,205			$833,421

Net interest income and margin (tax-equivalent)		$12,909	3.33%		$12,591	3.23%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21% for 2018 and 34% for 2017.

Table 6 - Loan Portfolio Composition

		2018		2017
		Second	First	Fourth	Third	Second

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	52,921	57,877	59,086	50,101	50,974
Construction and land development		42,675	35,910	39,607	47,455	46,386
Commercial real estate		246,129	234,345	239,033	232,380	220,863
Residential real estate		105,705	106,496	106,863	110,159	110,288
Consumer installment		9,824	9,685	9,588	9,877	9,409

Total loans		457,254	444,313	454,177	449,972	437,920
Less: unearned income		(682)	(509)	(526)	(594)	(633)

Loans, net of unearned income		456,572	443,804	453,651	449,378	437,287
Less: allowance for loan losses		(4,750)	(4,732)	(4,757)	(4,670)	(4,965)

Loans, net	$	451,822	439,072	448,894	444,708	432,322

Table 7 - Allowance for Loan Losses and Nonperforming Assets

			2018		2017
			Second	First	Fourth	Third	Second

(Dollars in thousands)			Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$		4,732	4,757	4,670	4,965	4,588
Charge-offs:
Commercial and industrial			—	(52)	—	(449)	—
Commercial real estate			(39)	—	—	—	—
Residential real estate			—	(4)	—	(30)	—
Consumer installment			—	(2)	(23)	(10)	(5)

Total charge-offs			(39)	(58)	(23)	(489)	(5)
Recoveries			57	33	510	194	282

Net recoveries (charge-offs)			18	(25)	487	(295)	277
Provision for loan losses			—	—	(400)	—	100

Ending balance		$	4,750	4,732	4,757	4,670	4,965

as a % of loans			1.04%	1.07	1.05	1.04	1.14
as a % of nonperforming loans			430%	146	160	161	220
Net (recoveries) charge-offs as % of avg. loans (a)			(0.02)%	0.02	(0.43)	0.27	(0.25)

Nonperforming assets:
Nonaccrual loans		$	1,104	3,239	2,972	2,902	2,255
Other real estate owned			137	—	—	103	103

Total nonperforming assets		$	1,241	3,239	2,972	3,005	2,358

as a % of loans and other real estate owned			0.27%	0.73	0.66	0.67	0.54
as a % of total assets			0.15%	0.39	0.35	0.36	0.28
Nonperforming loans as a % of total loans			0.24%	0.73	0.66	0.65	0.52
Accruing loans 90 days or more past due		$	—	—	—	5	42

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2018				2017
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$600	11.6	$724	13.0	$653	13.0	$504	11.1	$677	11.6
Construction and land development	787	9.3	670	8.1	734	8.7	851	10.5	874	10.6
Commercial real estate	2,197	53.9	2,119	52.7	2,126	52.7	2,061	51.7	2,121	50.5
Residential real estate	1,017	23.1	1,053	24.0	1,071	23.5	1,077	24.5	1,119	25.2
Consumer installment	149	2.1	166	2.2	173	2.1	177	2.2	174	2.1

Total allowance for loan losses	$4,750		$4,732		$4,757		$4,670		$4,965

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2018

Maturity of:
3 months or less	$14,918
Over 3 months through 6 months	21,917
Over 6 months through 12 months	31,381
Over 12 months	50,688

Total CDs and other time deposits of $100,000 or more	$118,904

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 2, 2018	By: /s/ Robert W. Dumas
Robert W. Dumas
President and Chief Executive Officer

Date: August 2, 2018	By: /s/ David A. Hedges
David A. Hedges
EVP, Chief Financial Officer