Form 10-Q
period 2018-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2018-11-02
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

Yes ☒                                               No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, $0.01 par value per share	3,643,868 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2018	December 31, 2017

Assets:
Cash and due from banks	$14,915	$12,942
Federal funds sold	36,457	41,540
Interest-bearing bank deposits	15,790	51,046

Cash and cash equivalents	67,162	105,528

Securities available-for-sale	243,336	257,697
Loans held for sale	1,548	1,922
Loans, net of unearned income	460,327	453,651
Allowance for loan losses	(4,785)	(4,757)

Loans, net	455,542	448,894

Premises and equipment, net	13,638	13,791
Bank-owned life insurance	18,654	18,330
Other assets	9,071	7,219

Total assets	$808,951	$853,381

Liabilities:
Deposits:
Noninterest-bearing	$199,179	$193,917
Interest-bearing	520,127	563,742

Total deposits	719,306	757,659
Federal funds purchased and securities sold under agreements to repurchase	1,888	2,658
Long-term debt	—	3,217
Accrued expenses and other liabilities	2,298	2,941

Total liabilities	723,492	766,475

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,779	3,771
Retained earnings	94,109	90,299
Accumulated other comprehensive loss, net	(5,833)	(566)
Less Treasury stock, at cost - 313,267 shares and 313,467 shares at September 30, 2018 and December 31, 2017, respectively	(6,635)	(6,637)

Total stockholders’ equity	85,459	86,906

Total liabilities and stockholders’ equity	$808,951	$853,381

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017

Interest income:
Loans, including fees	$5,511	$5,296	$16,049	$15,398
Securities:
Taxable	974	1,071	3,063	3,204
Tax-exempt	577	590	1,734	1,758
Federal funds sold and interest-bearing bank deposits	283	215	875	598

Total interest income	7,345	7,172	21,721	20,958

Interest expense:
Deposits	920	872	2,637	2,600
Short-term borrowings	3	5	15	14
Long-term debt	—	34	46	93

Total interest expense	923	911	2,698	2,707

Net interest income	6,422	6,261	19,023	18,251
Provision for loan losses	—	—	—	100

Net interest income after provision for loan losses	6,422	6,261	19,023	18,151

Noninterest income:
Service charges on deposit accounts	192	191	553	563
Mortgage lending	115	254	487	558
Bank-owned life insurance	110	112	324	329
Other	374	362	1,119	1,096
Securities gains, net	—	49	—	51

Total noninterest income	791	968	2,483	2,597

Noninterest expense:
Salaries and benefits	2,673	2,516	7,959	7,289
Net occupancy and equipment	339	385	1,069	1,117
Professional fees	213	276	707	760
FDIC and other regulatory assessments	70	79	248	257
Other	1,455	969	3,495	2,935

Total noninterest expense	4,750	4,225	13,478	12,358

Earnings before income taxes	2,463	3,004	8,028	8,390

Income tax expense	488	868	1,594	2,369

Net earnings	$1,975	$2,136	$6,434	$6,021

Net earnings per share:
Basic and diluted	$0.54	$0.59	$1.77	$1.65

Weighted average shares outstanding:
Basic and diluted	3,643,834	3,643,659	3,643,750	3,643,598

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net earnings	$1,975	$2,136	$6,434	$6,021

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities	(1,393)	171	(5,267)	882
Reclassification adjustment for net gain on securities recognized in net earnings	—	(31)	—	(32)

Other comprehensive (loss) income	(1,393)	140	(5,267)	850

Comprehensive income	$582	$2,276	$1,167	$6,871

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	income (loss)	stock	Total

Balance, December 31, 2016	3,957,135	$39	$3,767	$85,716	$(708)	$ (6,637)	$82,177
Net earnings	—	—	—	6,021	—	—	6,021
Other comprehensive income	—	—	—	—	850	—	850
Cash dividends paid ($0.69 per share)	—	—	—	(2,514)	—	—	(2,514)
Sale of treasury stock (145 shares)	—	—	4	—	—	—	4

Balance, September 30, 2017	3,957,135	$39	$3,771	$89,223	$142	$(6,637)	$86,538

Balance, December 31, 2017	3,957,135	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	6,434	—	—	6,434
Other comprehensive loss	—	—	—	—	(5,267)	—	(5,267)
Cash dividends paid ($0.72 per share)	—	—	—	(2,624)	—	—	(2,624)
Sale of treasury stock (200 shares)	—	—	8	—	—	2	10

Balance, September 30, 2018	3,957,135	$39	$3,779	$94,109	$(5,833)	$(6,635)	$85,459

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended September 30,
(In thousands)	2018	2017

Cash flows from operating activities:
Net earnings	$6,434	$6,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	—	100
Depreciation and amortization	712	772
Premium amortization and discount accretion, net	1,572	1,612
Net gain on securities available-for-sale	—	(51)
Net gain on sale of loans held for sale	(244)	(366)
Decrease in MSR valuation allowance	—	(1)
Net gain on other real estate owned	—	(11)
Loans originated for sale	(23,946)	(21,957)
Proceeds from sale of loans	24,389	22,731
Increase in cash surrender value of bank-owned life insurance	(324)	(329)
Net (increase) decrease in other assets	(143)	382
Net decrease in accrued expenses and other liabilities	(633)	(1,466)

Net cash provided by operating activities	7,817	7,437

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	—	10,374
Proceeds from prepayments and maturities of securities available-for-sale	25,046	25,909
Purchase of securities available-for-sale	(19,290)	(58,097)
Increase in loans, net	(8,138)	(18,506)
Net purchases of premises and equipment	(170)	(1,549)
Increase in FHLB stock	(20)	(13)
Proceeds from sale of other real estate owned	1,353	60

Net cash used in investing activities	(1,219)	(41,822)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,262	2,862
Net decrease in interest-bearing deposits	(43,615)	(9,357)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(770)	207
Repayments or retirement of long-term debt	(3,217)	—
Dividends paid	(2,624)	(2,514)

Net cash used in financing activities	(44,964)	(8,802)

Net change in cash and cash equivalents	(38,366)	(43,187)
Cash and cash equivalents at beginning of period	105,528	121,277

Cash and cash equivalents at end of period	$67,162	$78,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,717	$2,791
Income taxes	2,228	2,674
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	1,490	—

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn National Bancorporation Capital Trust I was an affiliate of the Company and was included in these unaudited consolidated financial statements pursuant to the equity method of accounting. On April 27, 2018, the Trust was dissolved. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2018. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first nine months of 2018, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (3) above, the Company measured the fair value of its loan portfolio as of September 30, 2018 using an exit price notion and will continue to do so going forward (see Note 7).

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2018 and 2017, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine Months ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017

Basic and diluted:
Net earnings	$1,975	$2,136	$6,434	$6,021
Weighted average common shares outstanding	3,643,834	3,643,659	3,643,750	3,643,598

Net earnings per share	$0.54	$0.59	$1.77	$1.65

NOTE 3: SECURITIES

At September 30, 2018 and December 31, 2017, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2018 and December 31, 2017, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2018
Agency obligations (a)	$9,453	19,445	21,591	—	50,489	—	1,899	$52,388
Agency RMBS (a)	—	—	8,893	113,147	122,040	46	5,230	127,224
State and political subdivisions	—	3,391	8,000	59,416	70,807	461	1,166	71,512

Total available-for-sale	$9,453	22,836	38,484	172,563	243,336	507	8,295	$251,124

December 31, 2017
Agency obligations (a)	$—	29,253	23,809	—	53,062	79	904	$53,887
Agency RMBS (a)	—	—	11,201	121,871	133,072	330	1,639	134,381
State and political subdivisions	—	2,564	9,999	59,000	71,563	1,616	237	70,184

Total available-for-sale	$—	31,817	45,009	180,871	257,697	2,025	2,780	$258,452

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $138.9 million and $149.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at September 30, 2018 and December 31, 2017, respectively. Non-marketable equity investments include FHLB of Atlanta stock, Federal Reserve Bank, (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2018 and December 31, 2017, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2018:
Agency obligations	$25,953	418	24,536	1,481	$50,489	1,899
Agency RMBS	51,338	1,622	65,789	3,608	117,127	5,230
State and political subdivisions	27,714	579	10,558	587	38,272	1,166

Total	$105,005	2,619	100,883	5,676	$205,888	8,295

December 31, 2017:
Agency obligations	$14,381	99	20,353	805	$34,734	904
Agency RMBS	53,440	363	50,729	1,276	104,169	1,639
State and political subdivisions	2,009	22	10,155	215	12,164	237

Total	$69,830	484	81,237	2,296	$151,067	2,780

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2018 and December 31, 2017, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2018 and 2017, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Gross realized gains	$—	49	$—	51

Realized gains, net	$—	49	$—	51

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2018	December 31, 2017

Commercial and industrial	$52,430	$59,086
Construction and land development	45,109	39,607
Commercial real estate:
Owner occupied	51,846	44,192
Multi-family	40,753	52,167
Other	157,551	142,674

Total commercial real estate	250,150	239,033
Residential real estate:
Consumer mortgage	57,143	59,540
Investment property	46,186	47,323

Total residential real estate	103,329	106,863
Consumer installment	9,942	9,588

Total loans	460,960	454,177
Less: unearned income	(633)	(526)

Loans, net of unearned income	$460,327	$453,651

Loans secured by real estate were approximately 86.5% of the Company’s total loan portfolio at September 30, 2018. At September 30, 2018, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2018 and December 31, 2017.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

September 30, 2018:
Commercial and industrial	$52,420	10	—	52,430	—	$52,430
Construction and land development	44,832	241	—	45,073	36	45,109
Commercial real estate:
Owner occupied	51,846	—	—	51,846	—	51,846
Multi-family	40,753	—	—	40,753	—	40,753
Other	156,855	—	—	156,855	696	157,551

Total commercial real estate	249,454	—	—	249,454	696	250,150
Residential real estate:
Consumer mortgage	56,889	60	—	56,949	194	57,143
Investment property	46,060	126	—	46,186	—	46,186

Total residential real estate	102,949	186	—	103,135	194	103,329
Consumer installment	9,917	17	—	9,934	8	9,942

Total	$459,572	454	—	460,026	934	$460,960

December 31, 2017:
Commercial and industrial	$59,047	8	—	59,055	31	$59,086
Construction and land development	39,607	—	—	39,607	—	39,607
Commercial real estate:
Owner occupied	44,192	—	—	44,192	—	44,192
Multi-family	52,167	—	—	52,167	—	52,167
Other	140,486	—	—	140,486	2,188	142,674

Total commercial real estate	236,845	—	—	236,845	2,188	239,033
Residential real estate:
Consumer mortgage	58,195	746	—	58,941	599	59,540
Investment property	46,871	312	—	47,183	140	47,323

Total residential real estate	105,066	1,058	—	106,124	739	106,863
Consumer installment	9,517	57	—	9,574	14	9,588

Total	$450,082	1,123	—	451,205	2,972	$454,177

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2018, the Company increased its look-back period to 38 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$600	787	2,197	1,017	149	$4,750
Charge-offs	—	—	—	(11)	(7)	(18)
Recoveries	13	—	—	19	21	53

Net recoveries	13	—	—	8	14	35
Provision for loan losses	(69)	49	44	(28)	4	—

Ending balance	$544	836	2,241	997	167	$4,785

Nine months ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	(39)	(15)	(9)	(115)
Recoveries	59	—	—	52	32	143

Net recoveries (charge-offs)	7	—	(39)	37	23	28
Provision for loan losses	(116)	102	154	(111)	(29)	—

Ending balance	$544	836	2,241	997	167	$4,785

	September 30, 2017
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$677	874	2,121	1,119	174	$4,965
Charge-offs	(449)	—	—	(30)	(10)	(489)
Recoveries	39	133	—	20	2	194

Net (charge-offs) recoveries	(410)	133	—	(10)	(8)	(295)
Provision for loan losses	237	(156)	(60)	(32)	11	—

Ending balance	$504	851	2,061	1,077	177	$4,670

Nine months ended:
Beginning balance	$540	812	2,071	1,107	113	$4,643
Charge-offs	(449)	—	—	(108)	(16)	(573)
Recoveries	45	347	—	97	11	500

Net (charge-offs) recoveries	(404)	347	—	(11)	(5)	(73)
Provision for loan losses	368	(308)	(10)	(19)	69	100

Ending balance	$504	851	2,061	1,077	177	$4,670

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2018 and 2017.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

September 30, 2018:
Commercial and industrial	$544	52,430	—	—	544	52,430
Construction and land development	836	45,109	—	—	836	45,109
Commercial real estate	2,241	249,292	—	858	2,241	250,150
Residential real estate	997	103,329	—	—	997	103,329
Consumer installment	167	9,942	—	—	167	9,942

Total	$4,785	460,102	—	858	4,785	460,960

September 30, 2017:
Commercial and industrial	$471	50,068	33	33	504	50,101
Construction and land development	851	47,455	—	—	851	47,455
Commercial real estate	2,045	229,700	16	2,680	2,061	232,380
Residential real estate	1,077	110,159	—	—	1,077	110,159
Consumer installment	177	9,877	—	—	177	9,877

Total	$4,621	447,259	49	2,713	4,670	449,972

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

September 30, 2018:
Commercial and industrial	$50,137	2,197	96	—	$52,430
Construction and land development	44,257	53	763	36	45,109
Commercial real estate:
Owner occupied	51,138	387	321	—	51,846
Multi-family	40,753	—	—	—	40,753
Other	155,490	988	377	696	157,551

Total commercial real estate	247,381	1,375	698	696	250,150
Residential real estate:
Consumer mortgage	51,236	2,439	3,274	194	57,143
Investment property	45,231	204	751	—	46,186

Total residential real estate	96,467	2,643	4,025	194	103,329
Consumer installment	9,786	79	69	8	9,942

Total	$448,028	6,347	5,651	934	$460,960

December 31, 2017:
Commercial and industrial	$58,842	94	119	31	$59,086
Construction and land development	39,049	90	468	—	39,607
Commercial real estate:
Owner occupied	43,615	240	337	—	44,192
Multi-family	52,167	—	—	—	52,167
Other	139,695	395	396	2,188	142,674

Total commercial real estate	235,477	635	733	2,188	239,033
Residential real estate:
Consumer mortgage	54,101	1,254	3,586	599	59,540
Investment property	46,463	53	667	140	47,323

Total residential real estate	100,564	1,307	4,253	739	106,863
Consumer installment	9,430	66	78	14	9,588

Total	$443,362	2,192	5,651	2,972	$454,177

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2018 and December 31, 2017.

	September 30, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Owner occupied	$162	—	162
Other	753	(57)	696

Total commercial real estate	915	(57)	858

Total impaired loans	$915	(57)	858	$	—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)

Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.

(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Other	$3,630	(1,094)	2,536

Total commercial real estate	3,630	(1,094)	2,536

Total	$3,630	(1,094)	2,536

With allowance recorded:
Commercial and industrial	$52	(21)	31	$	31
Commercial real estate:
Owner occupied	175	—	175		11

Total commercial real estate	175	—	175		11

Total	227	(21)	206		42

Total impaired loans	$3,857	(1,115)	2,742	$	42

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
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

	Quarter ended September 30, 2018		Nine months ended September 30, 2018
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$—	—	12	—
Commercial real estate:
Owner occupied	164	2	168	7
Other	701	—	1,488	—

Total commercial real estate	865	2	1,656	7

Total	$865	2	1,668	7

	Quarter ended September 30, 2017		Nine months ended September 30, 2017
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$126	—	55	—
Construction and land development	—	—	15	—
Commercial real estate:
Owner occupied	182	2	186	8
Other	2,148	—	1,971	—

Total commercial real estate	2,330	2	2,157	8

Total	$2,456	2	2,227	8

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2018 and December 31, 2017.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

September 30, 2018
Commercial real estate:
Owner occupied	$162	—	162	$—
Other	—	696	696	—

Total commercial real estate	162	696	858	—

Total	$162	696	858	$—

December 31, 2017
Commercial and industrial	$—	31	31	$31
Commercial real estate:
Owner occupied	175	—	175	11
Other	287	1,431	1,718	—

Total commercial real estate	462	1,431	1,893	11

Total	$462	1,462	1,924	$42

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine Months ended September 30,
		Pre-	Post -		Pre-	Post -

		modification	modification		modification	modification

	Number	outstanding	outstanding	Number	outstanding	outstanding

	of	recorded	recorded	of	recorded	recorded

(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2018:
Commercial real estate:
Other	1	$710	710	2	$1,447	1,447

Total commercial real estate	1	710	710	2	1,447	1,447

Total	1	$710	710	2	$1,447	1,447

2017:
Commercial and industrial	1	$34	34	1	$34	34
Commercial real estate:
Other	—	—	—	1	1,275	1,266

Total commercial real estate	—	—	—	1	1,275	1,266

Total	1	$34	34	2	$1,309	1,300

The majority of the loans modified in a TDR during the quarter and nine months ended September 30, 2018 and 2017, included permitting delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. During the quarter and nine months ended September 30, 2017, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

MSRs, net:
Beginning balance	$1,549	$1,762	$1,644	$1,952
Additions, net	61	72	175	165
Amortization expense	(115)	(131)	(324)	(415)
Decrease in valuation allowance	—	—	—	1

Ending balance	$1,495	$1,703	$1,495	$1,703

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$1
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$2,659	$2,520	$2,528	$2,678
End of period	2,615	2,441	2,615	2,441

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

The Company had no interest rate swap agreements at September 30, 2018. A summary of the Company’s interest rate swap agreements at December 31, 2017 is presented below.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2018, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

Interest rate swap agreements

The carrying amount of interest rate swap agreements was included in other assets and accrued expenses and other liabilities on the accompanying consolidated balance sheets. The Company had no interest rate swap agreements at September 30, 2018. The fair value measurements for our interest rate swap agreements were based on information obtained from a third party bank. This information is periodically tested by the Company and validated against other third party valuations. If needed, other third party market participants may be utilized to corroborate the fair value measurements for our interest rate swap agreements. The Company classified these derivative assets and liabilities within Level 2 of the valuation hierarchy. These swaps qualify as derivatives, but are not designated as hedging instruments.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2018:
Securities available-for-sale:
Agency obligations	$50,489	—	50,489	—
Agency RMBS	122,040	—	122,040	—
State and political subdivisions	70,807	—	70,807	—

Total securities available-for-sale	243,336	—	243,336	—

Total assets at fair value	$243,336	—	243,336	—

December 31, 2017:
Securities available-for-sale:
Agency obligations	$53,062	—	53,062	—
Agency RMBS	133,072	—	133,072	—
State and political subdivisions	71,563	—	71,563	—

Total securities available-for-sale	257,697	—	257,697	—
Other assets (1)	52	—	52	—

Total assets at fair value	$257,749	—	257,749	—

Other liabilities(1)	$52	—	52	—

Total liabilities at fair value	$52	—	52	—

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

The fair value of impaired loans was primarily measured based on the value of the collateral securing these loans. Impaired loans are classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Other real estate owned

Other real estate owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value of collateral less costs to sell upon transfer of the loans to other real estate. Subsequently, other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

Mortgage servicing rights, net

MSRs, net, included in other assets on the accompanying consolidated balance sheets, are carried at the lower of cost or estimated fair value. MSRs do not trade in an active market with readily observable prices. To determine the fair value of MSRs, the Company engages an independent third party. The independent third party’s valuation model calculates the present value of estimated future net servicing income using assumptions that market participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rates, default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees. Periodically, the Company will review broker surveys and other market research to validate significant assumptions used in the model. The significant unobservable inputs include prepayment speeds or the constant prepayment rate (“CPR”) and the weighted average discount rate. Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s MSRs are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2018:
Loans held for sale	$1,548	—	1,548	—
Loans, net(1)	858	—	—	858
Other assets (2)	1,632	—	—	1,632

Total assets at fair value	$4,038	—	1,548	2,490

December 31, 2017:
Loans held for sale	$1,922	—	1,922	—
Loans, net(1)	2,700	—	—	2,700
Other assets (2)	1,644	—	—	1,644

Total assets at fair value	$6,266	—	1,922	4,344

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.

(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2018, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying			Average

(Dollars in thousands)	Amount	Valuation Technique	Significant Unobservable Input	of Input

Nonrecurring:

Impaired loans	$858	Appraisal	Appraisal discounts (%)	52.4%

Other real estate owned	137	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,495	Discounted cash flow	Prepayment speed or CPR (%)	9.5%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2018 and December 31, 2017 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

September 30, 2018:
Financial Assets:
Loans, net (1)	$455,542	$452,124	$—	$—	$452,124
Loans held for sale	1,548	1,594	—	1,594	—
Financial Liabilities:
Time Deposits	$182,339	$182,485	$—	$182,485	$—

December 31, 2017:
Financial Assets:
Loans, net (1)	$448,894	$447,468	$—	$—	$447,468
Loans held for sale	1,922	1,950	—	1,950	—
Financial Liabilities:
Time Deposits	$188,071	$185,564	$—	$185,564	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2018 and 2017, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2017 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

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

Business

The Company was incorporated in 1990 under the laws of the State of Delaware and became a bank holding company after it acquired its Alabama predecessor, which was a bank holding company established in 1984. The Bank, the Company’s principal subsidiary, is an Alabama state-chartered bank that is a member of the Federal Reserve System and has operated continuously since 1907. Both the Company and the Bank are headquartered in Auburn, Alabama. The Bank conducts its business primarily in East Alabama, including Lee County and surrounding areas. The Bank operates 8 full-service branches in Auburn, Opelika, Notasulga, and Valley, Alabama. The Bank also operates loan production offices in Auburn and Phenix City, Alabama.

Summary of Results of Operations

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

Net interest income (a)	$6,575	$6,565	$19,484	$19,156
Less: tax-equivalent adjustment	153	304	461	905

Net interest income (GAAP)	6,422	6,261	19,023	18,251
Noninterest income	791	968	2,483	2,597

Total revenue	7,213	7,229	21,506	20,848
Provision for loan losses	—	—	—	100
Noninterest expense	4,750	4,225	13,478	12,358
Income tax expense	488	868	1,594	2,369

Net earnings	$1,975	$2,136	$6,434	$6,021

Basic and diluted earnings per share	$0.54	$0.59	$1.77	$1.65

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $6.4 million for the first nine months of 2018, compared to $6.0 million for the first nine months of 2017. Basic and diluted earnings per share were $1.77 per share for the first nine months of 2018, compared to $1.65 per share for the first nine months of 2017.

Net interest income (tax-equivalent) was $19.5 million for the first nine months of 2018, a 2% increase compared to $19.2 million for the first nine months of 2017. This increase was primarily due to loan growth and recent increases in short-term market interest rates. Average loans were up 4% to $452.6 million in the first nine months of 2018, compared to $436.7 million in the first nine months of 2017. The Company’s net interest margin (tax-equivalent) increased to 3.36% in the first nine months of 2018, compared to 3.26% for the first nine months of 2017 as yields on earning assets improved.

The Company recorded no provision for loan losses during the first nine months of 2018 and $0.1 million during the first nine months 2017. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $2.5 million compared to $2.6 million for the first nine months of 2017. Noninterest expense was $13.5 million compared to $12.4 million for the first nine months of 2017. This increase in noninterest expense was primarily due to increases in salaries and benefits expense of $0.7 million and a $0.4 million loss during the period related to misappropriation of assets, for which we have filed a claim with our insurance provider.

Income tax expense was $1.6 million and $2.4 million for the first nine months of 2018 and 2017 reflecting an effective tax rate of 19.86% and 28.24%, respectively. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

The Company paid cash dividends of $0.72 per share in the first nine months of 2018, an increase of 4.3% from the same period of 2017. At September 30, 2018, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.21%, a tier 1 leverage ratio of 11.01% and common equity tier 1 (“CET1”) of 16.31% at September 30, 2018.

In the third quarter of 2018, net earnings were $2.0 million, or $0.54 per share, compared to $2.1 million, or $0.59 per share, for the third quarter of 2017. Net interest income (tax-equivalent) was $6.6 million for the third quarter of 2018 and 2017. The Company recorded no provision for loan losses in the third quarter of 2018 and 2017. Noninterest income was $0.8 million in the third quarter of 2018 and $1.0 million for the third quarter of 2017. This decrease was primarily due to a decline in mortgage lending income. Noninterest expense was $4.8 million in the third quarter of 2018 compared to $4.2 million in the third quarter of 2017. This increase was mainly due to increases in salaries and benefits expense and a $0.4 million loss during the third quarter related to misappropriation of assets, for which we have filed a claim with our insurance provider. Income tax expense was $0.5 million for the third quarter of 2018, compared to $0.9 million in the third quarter of 2017. The Company’s effective tax rate for the third quarter of 2018 was 19.81%, compared to 28.89% in the third quarter of 2017. This decrease was due to the same factors described above.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. GAAP and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements, the valuation of other real estate owned, and the valuation of deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2018 and December 31, 2017, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2018, the Company increased its look-back period to 38 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Other Real Estate Owned

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value of collateral, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine Months ended September 30,
	2018		2017
	Average	Yield/	Average	Yield/

(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$453,881	4.73%	$437,707	4.70%
Securities - taxable	185,448	2.21%	198,842	2.15%
Securities - tax-exempt	71,219	4.12%	69,770	5.10%

Total securities	256,667	2.74%	268,612	2.92%
Federal funds sold	30,092	1.75%	33,430	1.00%
Interest bearing bank deposits	35,729	1.80%	45,310	1.03%

Total interest-earning assets	776,369	3.82%	785,059	3.72%

Deposits:
NOW	129,882	0.32%	125,968	0.19%
Savings and money market	222,013	0.38%	232,076	0.37%
Time Deposits	184,669	1.23%	200,690	1.18%

Total interest-bearing deposits	536,564	0.66%	558,734	0.62%
Short-term borrowings	2,805	0.74%	3,626	0.52%
Long-term debt	1,367	4.47%	3,217	3.87%

Total interest-bearing liabilities	540,736	0.67%	565,577	0.64%

Net interest income and margin (tax-equivalent)	$19,484	3.36%	$19,156	3.26%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $19.5 million for the first nine months of 2018 compared to $19.2 million for the first nine months of 2017. This increase was primarily due to improved yields on interest-earning assets and loan growth.

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

The cost of total interest-bearing liabilities was largely unchanged in the first nine months of 2018 from the first nine months of 2017.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields during the extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds, if the Federal Reserve continues its gradual increase in interest rates. The Company anticipates that this challenging, competitive environment will continue throughout 2018 and it is unclear what impact the reduction in corporate tax rates under the Tax Cuts and Jobs Act will have on the interest rates the Company is able to charge for loans or pay on deposits though it is believed it will increase competition.    However, the Company believes our net interest income should continue to increase in 2018 compared to 2017 primarily due to an increase in average loan balances.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first nine months of 2018 and $0.1 million for the first nine months of 2017. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.04% at September 30, 2018, compared to 1.05% at December 31, 2017. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Service charges on deposit accounts	$192	$191	$553	$563
Mortgage lending income	115	254	487	558
Bank-owned life insurance	110	112	324	329
Securities gains, net	—	49	—	51
Other	374	362	1,119	1,096

Total noninterest income	$791	$968	$2,483	$2,597

The Company’s income from mortgage lending was primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans originated, origination fees, underwriting fees, and other fees associated with the origination of loans, which are netted against the commission expense associated with these originations. The Company’s normal practice is to originate mortgage loans for sale in the secondary market and to either sell or retain the associated MSRs when the loan is sold.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Origination income	$46	$190	$244	$366
Servicing fees, net	69	64	243	191
Decrease in MSR valuation allowance	—	—	—	1

Total mortgage lending income	$115	$254	$487	$558

The decrease in mortgage lending income was due to a decrease in the volume of mortgage loans originated and sold as refinance activity declined. The decrease in origination income was partially offset by an increase in servicing fees, net as MSR amortization expense decreased.

Noninterest Expense

	Quarter ended September 30,		Nine Months ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Salaries and benefits	$2,673	$2,516	$7,959	$7,289
Net occupancy and equipment	339	385	1,069	1,117
Professional fees	213	276	707	760
FDIC and other regulatory assessments	70	79	248	257
Other	1,455	969	3,495	2,935

Total noninterest expense	$4,750	$4,225	$13,478	$12,358

The increase in noninterest expense was primarily due to routine annual increases in salaries and benefits expense and a $0.4 million loss during the period related to misappropriation of assets, for which we have filed a claim with our insurance provider.

Income Tax Expense

Income tax expense was $1.6 million and $2.4 million for the first nine months of 2018 and 2017 reflecting an effective tax rate of 19.86% and 28.24%, respectively. The decrease in the effective tax rate was primarily due to the Tax Cuts and Jobs Act, signed into law December 22, 2017, which lowered the Company’s statutory federal tax rate from 34% to 21%.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $243.3 million at September 30, 2018 compared to $257.7 million at December 31, 2017. This decrease reflects a decrease in the fair value of securities available-for-sale of $7.0 million and a decrease in the amortized cost basis of securities available-for-sale of $7.3 million due to pay-downs and maturities. The decrease in the fair value of securities was primarily due to an increase in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.74% in 2018 and 2.92% in 2017.    This decrease in the tax-equivalent yields was primarily due to a decrease in the Company’s statutory federal tax rate from 34% to 21%.

Loans

	2018			2017
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,430	52,921	57,877	59,086	50,101
Construction and land development	45,109	42,675	35,910	39,607	47,455
Commercial real estate	250,150	246,129	234,345	239,033	232,380
Residential real estate	103,329	105,705	106,496	106,863	110,159
Consumer installment	9,942	9,824	9,685	9,588	9,877

Total loans	460,960	457,254	444,313	454,177	449,972
Less: unearned income	(633)	(682)	(509)	(526)	(594)

Loans, net of unearned income	$460,327	456,572	443,804	453,651	449,378

Total loans, net of unearned income, were $460.3 million at September 30, 2018, compared to $453.7 million at December 31, 2017. The increase of $6.7 million was primarily due to increases in the construction and land development and commercial real estate portfolio segments, which was partially offset by pay-downs in the commercial and industrial and residential real estate loan portfolio segments. Four loan categories represented the majority of the loan portfolio at September 30, 2018: commercial real estate (54%), residential real estate (22%), construction and land development (10%) and commercial and industrial (11%). Approximately 21% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2018.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.0 million, or 3% of total loans, at September 30, 2018, compared to $12.6 million, or 3% of total loans, at December 31, 2017. For residential real estate mortgage loans with a consumer purpose, $0.6 million required interest-only payments at September 30, 2018, compared to $2.1 million at December 31, 2017. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.73% in the first nine months of 2018 and 4.70% in the first nine months of 2017.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.0 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.1 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2018, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2018 (and related balances at December 31, 2017).

	September 30,	December 31,

(In thousands)	2018	2017

Lessors of 1 to 4 family residential properties	$46,186	$47,323
Multi-family residential properties	40,753	52,167
Shopping centers	37,926	39,966
Hotel/motel	35,785	22,384
Office buildings	25,268	24,483

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.8 million and $4.7 million at September 30, 2018 and December 31, 2017, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2018 and the previous four quarters is presented below.

	2018			2017
	Third	Second	First	Fourth	Third

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,750	4,732	4,757	4,670	4,965
Charge-offs:
Commercial and industrial	—	—	(52)	—	(449)
Commercial real estate	—	(39)	—	—	—
Residential real estate	(11)	—	(4)	—	(30)
Consumer installment	(7)	—	(2)	(23)	(10)

Total charge-offs	(18)	(39)	(58)	(23)	(489)
Recoveries	53	57	33	510	194

Net recoveries (charge-offs)	35	18	(25)	487	(295)
Provision for loan losses	—	—	—	(400)	—

Ending balance	$4,785	4,750	4,732	4,757	4,670

as a % of loans	1.04%	1.04	1.07	1.05	1.04
as a % of nonperforming loans	512%	430	146	160	161
Net (recoveries) charge-offs as % of average loans (a)	(0.03)%	(0.02)	0.02	(0.43)	0.27

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.04% at September 30, 2018, compared to 1.05% at December 31, 2017. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

The Company had $1.1 million in nonperforming assets at September 30, 2018, compared to $3.0 million in nonperforming assets at December 31, 2017. The decrease in nonperforming assets was primarily due to the resolution of one nonperforming commercial real estate loan with a recorded investment of $1.3 million at December 31, 2017.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2018 and the previous four quarters.

	2018			2017
	Third	Second	First	Fourth	Third

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$934	1,104	3,239	2,972	2,902
Other real estate owned	137	137	—	—	103

Total nonperforming assets	$1,071	1,241	3,239	2,972	3,005

as a % of loans and other real estate owned	0.23%	0.27	0.73	0.66	0.67
as a % of total assets	0.13%	0.15	0.39	0.35	0.36
Nonperforming loans as a % of total loans	0.20%	0.24	0.73	0.66	0.65
Accruing loans 90 days or more past due	$—	—	—	—	5

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2018 and the previous four quarters.

	2018			2017
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$—	—	234	31	33
Construction and land development	36	36	—	—	—
Commercial real estate	696	710	2,463	2,188	2,500
Residential real estate	194	347	530	739	353
Consumer installment	8	11	12	14	16

Total nonaccrual loans	$934	1,104	3,239	2,972	2,902

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2018 and December 31, 2017, respectively, the Company had $0.9 million and $3.0 million in loans on nonaccrual status.

At September 30, 2018 and December 31, 2017 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2018 and the previous four quarters.

	2018			2017
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$137	137	—	—	103

Total other real estate owned	$137	137	—	—	103

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the FRB, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.7 million, or 1.2% of total loans at September 30, 2018, and December 31, 2017, respectively.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2018 and the previous four quarters.

	2018			2017
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$96	218	112	119	130
Construction and land development	763	657	450	468	273
Commercial real estate	698	710	725	733	767
Residential real estate	4,025	3,929	3,992	4,253	4,524
Consumer installment	69	51	70	78	96

Total potential problem loans	$5,651	5,565	5,349	5,651	5,790

At September 30, 2018, approximately $0.1 million, or 1% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2018 and the previous four quarters.

	2018			2017
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$10	108	3	8	64
Construction and land development	241	138	253	—	175
Residential real estate	186	885	573	1,058	513
Consumer installment	17	7	9	57	33

Total	$454	1,138	838	1,123	785

Deposits

Total deposits were $719.3 million at September 30, 2018, compared to $757.7 million at December 31, 2017. Decreases of $43.6 million in interest-bearing deposits were partially offset by increases in noninterest-bearing deposits of $5.3 million during the first nine months of 2018. Of the $43.6 million decrease in interest-bearing deposits, $40.9 million was due to fluctuations in public depositor account balances. Noninterest-bearing deposits were $199.2 million, or 27.7% of total deposits, at September 30, 2018, compared to $193.9 million, or 25.6% of total deposits at December 31, 2017.

The average rate paid on total interest-bearing deposits was 0.67% in the first nine months of 2018 and 0.64% in the first nine months of 2017.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2018, and at December 31, 2017, respectively. Securities sold under agreements to repurchase totaled $1.9 million at September 30, 2018 compared to $2.7 million at December 31, 2017.

The average rate paid on short-term borrowings was 0.74% in the first nine months of 2018 compared to 0.52% in the first nine months of 2017.

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

The average rate paid on long-term debt was 4.50% in the first nine months of 2018 and 3.87% in the first nine months of 2017.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $85.5 million and $86.9 million as of September 30, 2018 and December 31, 2017, respectively. The decrease from December 31, 2017 was primarily driven by an other comprehensive loss due to the change in unrealized losses on securities available-for-sale, net-of-tax, of $5.3 million and cash dividends paid of $2.6 million, which were partially offset by net earnings of $6.4 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%. The required phase-in capital conservation buffer during 2018 is 1.875%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2018, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

The Bank’s tier 1 leverage ratio was 11.01%, CET1 risk-based capital ratio was 16.31%, tier 1 risk-based capital ratio was 16.31%, and total risk-based capital ratio was 17.21% at September 30, 2018. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 9.21% at September 30, 2018.

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

At September 30, 2018, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2018, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2018 and December 31, 2017, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2018, the Bank had a remaining available line of credit with the FHLB of $239.5 million. At September 30, 2018, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At September 30, 2018, the Bank had outstanding standby letters of credit of $7.1 million and unfunded loan commitments outstanding of $61.1 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2018, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $296.1 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was required to repurchase $53 thousand in loans during the first nine months of 2018 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at September 30, 2018.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2018, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

The following ASUs have been issued by the FASB but are not yet effective.

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

Information about these pronouncements is described in more detail below.

ASU 2016-02, Leases, requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for lease term. In July 2018, the FASB issued ASU 2018-10 and 2018-11, which are designed to make targeted improvements to and clarifications regarding ASU 2016.02. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): – Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted beginning in 2019. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

	2018			2017
	Third	Second	First	Fourth	Third

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,422	6,317	6,284	6,275	6,261
Tax-equivalent adjustment	153	152	156	300	304

Net interest income (Tax-equivalent)	$6,575	6,469	6,440	6,575	6,565

	Nine Months ended September 30,
(In thousands)	2018	2017

Net interest income (GAAP)	$19,023	18,251
Tax-equivalent adjustment	461	905

Net interest income (Tax-equivalent)	$19,484	19,156

Table 2 - Selected Quarterly Financial Data

2018	2017
Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,575	6,469	6,440	6,575	6,565
Less: tax-equivalent adjustment	153	152	156	300	304

Net interest income (GAAP)	6,422	6,317	6,284	6,275	6,261
Noninterest income	791	839	853	844	968

Total revenue	7,213	7,156	7,137	7,119	7,229
Provision for loan losses	—	—	—	(400)	—
Noninterest expense	4,750	4,326	4,402	4,426	4,225
Income tax expense	488	566	540	1,268	868

Net earnings	$1,975	2,264	2,195	1,825	2,136

Per share data:
Basic and diluted net earnings	$0.54	0.62	0.60	0.50	0.59
Cash dividends declared	0.24	0.24	0.24	0.23	0.23
Weighted average shares outstanding:
Basic and diluted	3,643,834	3,643,731	3,643,683	3,643,668	3,643,659
Shares outstanding, at period end	3,643,868	3,643,793	3,643,698	3,643,668	3,643,668
Book value	$23.45	23.53	23.36	23.85	23.75
Common stock price
High	$53.50	50.99	39.25	40.25	37.71
Low	38.31	37.40	35.50	33.25	34.82
Period end:	38.32	49.61	39.06	38.90	35.00
To earnings ratio	16.96	x	21.48	17.44	18.09	15.70
To book value	163%	211	167	163	147
Performance ratios:
Return on average equity	9.08%	10.48	9.95	8.31	9.87
Return on average assets	0.97%	1.10	1.04	0.89	1.03
Dividend payout ratio	44.44%	38.71	40.00	46.00	38.98
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.04	1.07	1.05	1.04
Nonperforming loans	512%	430	146	160	161
Nonperforming assets as a % of:
Loans and foreclosed properties	0.23%	0.27	0.73	0.66	0.67
Total assets	0.13%	0.15	0.39	0.35	0.36
Nonperforming loans as a % of total loans	0.20%	0.24	0.73	0.66	0.65
Annualized net (recoveries) charge-offs as a % of average loans	(0.03)%	(0.02)	0.02	(0.43)	0.27
Capital Adequacy (c):
CET 1 risk-based capital ratio	16.31%	16.17	17.10	16.74	16.47
Tier 1 risk-based capital ratio	16.31%	16.17	17.10	16.74	16.47
Total risk-based capital ratio	17.21%	17.07	18.03	17.66	17.37
Tier 1 leverage ratio	11.01%	10.80	10.77	10.82	10.61
Other financial data:
Net interest margin (a)	3.41%	3.36	3.29	3.37	3.32
Effective income tax rate	19.81%	20.00	19.74	41.00	28.89
Efficiency ratio (b)	64.49%	59.20	60.36	59.66	56.09
Selected average balances:
Securities	$248,684	255,877	265,626	262,171	273,280
Loans, net of unearned income	457,969	448,493	451,347	453,744	443,639
Total assets	813,531	820,706	841,820	823,864	831,097
Total deposits	721,566	728,457	744,365	726,945	735,372
Long-term debt	—	919	3,217	3,217	3,217
Total stockholders’ equity	86,958	86,420	88,281	87,800	86,543
Selected period end balances:
Securities	$243,336	251,320	259,177	257,697	265,171
Loans, net of unearned income	460,327	456,572	443,804	453,651	449,378
Allowance for loan losses	4,785	4,750	4,732	4,757	4,670
Total assets	808,951	811,791	830,721	853,381	828,546
Total deposits	719,306	721,005	737,332	757,659	732,648
Long-term debt	—	—	3,217	3,217	3,217
Total stockholders’ equity	85,459	85,748	85,108	86,906	86,538

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 3 - Selected Financial Data

Nine Months ended September 30,
(Dollars in thousands, except per share amounts)	2018	2017

Results of Operations
Net interest income (a)	$19,484	19,156
Less: tax-equivalent adjustment	461	905

Net interest income (GAAP)	19,023	18,251
Noninterest income	2,483	2,597

Total revenue	21,506	20,848
Provision for loan losses	—	100
Noninterest expense	13,478	12,358
Income tax expense	1,594	2,369

Net earnings	$6,434	6,021

Per share data:
Basic and diluted net earnings	$1.77	1.65
Cash dividends declared	0.72	0.69
Weighted average shares outstanding:
Basic and diluted	3,643,750	3,643,598
Shares outstanding, at period end	3,643,868	3,643,668
Book value	$23.45	23.75
Common stock price
High	$53.50	37.79
Low	35.50	30.75
Period end	38.32	35.00
To earnings ratio	16.96	x	15.70
To book value	163%	147
Performance ratios:
Return on average equity	9.84%	9.47
Return on average assets	1.04%	0.96
Dividend payout ratio	40.68%	41.82
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.04%	1.04
Nonperforming loans	512%	161
Nonperforming assets as a % of:
Loans and other real estate owned	0.23%	0.67
Total assets	0.13%	0.36
Nonperforming loans as a % of total loans	0.20%	0.65
Annualized net (recoveries) charge-offs as a % of average loans	(0.01)%	0.02
Capital Adequacy (c):
CET 1 risk-based capital ratio	16.31%	16.47
Tier 1 risk-based capital ratio	16.31%	16.47
Total risk-based capital ratio	17.21%	17.37
Tier 1 leverage ratio	11.01%	10.61
Other financial data:
Net interest margin (a)	3.36%	3.26
Effective income tax rate	19.86%	28.24
Efficiency ratio (b)	61.36%	56.81
Selected average balances:
Securities	$256,667	268,612
Loans, net of unearned income	452,627	436,740
Total assets	825,249	832,637
Total deposits	731,411	738,255
Long-term debt	2,483	3,217
Total stockholders’ equity	87,183	84,780
Selected period end balances:
Securities	$243,336	265,171
Loans, net of unearned income	460,327	449,378
Allowance for loan losses	4,785	4,670
Total assets	808,951	828,546
Total deposits	719,306	732,648
Long-term debt	—	3,217
Total stockholders’ equity	85,459	86,538

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$459,423	$5,511	4.76%	$444,893	$5,296	4.72%
Securities - taxable	177,592	974	2.18%	202,690	1,071	2.10%
Securities - tax-exempt (2)	71,092	730	4.07%	70,590	894	5.02%

Total securities	248,684	1,704	2.72%	273,280	1,965	2.85%
Federal funds sold	32,374	159	1.95%	29,937	94	1.25%
Interest bearing bank deposits	23,854	124	2.06%	35,615	121	1.35%

Total interest-earning assets	764,335	$7,498	3.89%	783,725	$7,476	3.78%
Cash and due from banks	13,422			13,131
Other assets	35,774			34,241

Total assets	$813,531			$831,097

Interest-bearing liabilities:
Deposits:
NOW	$113,590	$101	0.35%	$125,512	$62	0.20%
Savings and money market	225,930	232	0.41%	233,944	223	0.38%
Time deposits	182,860	587	1.27%	195,773	587	1.19%

Total interest-bearing deposits	522,380	920	0.70%	555,229	872	0.62%
Short-term borrowings	2,640	3	0.49%	3,582	5	0.55%
Long-term debt	—	—	—	3,217	34	4.19%

Total interest-bearing liabilities	525,020	$923	0.70%	562,028	$911	0.64%
Noninterest-bearing deposits	199,186			180,144
Other liabilities	2,367			2,382
Stockholders’ equity	86,958			86,543

Total liabilities and stockholders’ equity	$813,531			$831,097

Net interest income and margin (tax-equivalent)		$6,575	3.41%		$6,565	3.32%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21% for 2018 and 34% for 2017.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine Months ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$453,881	$16,049	4.73%	$437,707	$15,398	4.70%
Securities - taxable	185,448	3,063	2.21%	198,842	3,204	2.15%
Securities - tax-exempt (2)	71,219	2,195	4.12%	69,770	2,663	5.10%

Total securities	256,667	5,258	2.74%	268,612	5,867	2.92%
Federal funds sold	30,092	395	1.75%	33,430	250	1.00%
Interest bearing bank deposits	35,729	480	1.80%	45,310	348	1.03%

Total interest-earning assets	776,369	$22,182	3.82%	785,059	$21,863	3.72%
Cash and due from banks	13,580			13,399
Other assets	35,300			34,179

Total assets	$825,249			$832,637

Interest-bearing liabilities:
Deposits:
NOW	$129,882	$309	0.32%	$125,968	$179	0.19%
Savings and money market	222,013	628	0.38%	232,076	644	0.37%
Time deposits	184,669	1,700	1.23%	200,690	1,777	1.18%

Total interest-bearing deposits	536,564	2,637	0.66%	558,734	2,600	0.62%
Short-term borrowings	2,805	15	0.74%	3,626	14	0.52%
Long-term debt	1,367	46	4.47%	3,217	93	3.87%

Total interest-bearing liabilities	540,736	$2,698	0.67%	565,577	$2,707	0.64%
Noninterest-bearing deposits	194,847			179,521
Other liabilities	2,483			2,759
Stockholders’ equity	87,183			84,780

Total liabilities and stockholders’ equity	$825,249			$832,637

Net interest income and margin (tax-equivalent)		$19,484	3.36%		$19,156	3.26%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21% for 2018 and 34% for 2017.

Table 6 - Loan Portfolio Composition

		2018		2017
		Third	Second	First	Fourth	Third

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	52,430	52,921	57,877	59,086	50,101
Construction and land development		45,109	42,675	35,910	39,607	47,455
Commercial real estate		250,150	246,129	234,345	239,033	232,380
Residential real estate		103,329	105,705	106,496	106,863	110,159
Consumer installment		9,942	9,824	9,685	9,588	9,877

Total loans		460,960	457,254	444,313	454,177	449,972
Less: unearned income		(633)	(682)	(509)	(526)	(594)

Loans, net of unearned income		460,327	456,572	443,804	453,651	449,378
Less: allowance for loan losses		(4,785)	(4,750)	(4,732)	(4,757)	(4,670)

Loans, net	$	455,542	451,822	439,072	448,894	444,708

Table 7 - Allowance for Loan Losses and Nonperforming Assets

			2018			2017
			Third	Second	First	Fourth	Third

(Dollars in thousands)			Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$		4,750	4,732	4,757	4,670	4,965
Charge-offs:
Commercial and industrial			—	—	(52)	—	(449)
Commercial real estate			—	(39)	—	—	—
Residential real estate			(11)	—	(4)	—	(30)
Consumer installment			(7)	—	(2)	(23)	(10)

Total charge-offs			(18)	(39)	(58)	(23)	(489)
Recoveries			53	57	33	510	194

Net (charge-offs) recoveries			35	18	(25)	487	(295)
Provision for loan losses			—	—	—	(400)	—

Ending balance		$	4,785	4,750	4,732	4,757	4,670

as a % of loans			1.04%	1.04	1.07	1.05	1.04
as a % of nonperforming loans			512%	430	146	160	161
Net (recoveries) charge-offs as % of avg. loans (a)			(0.03)%	(0.02)	0.02	(0.43)	0.27

Nonperforming assets:
Nonaccrual loans		$	934	1,104	3,239	2,972	2,902
Other real estate owned			137	137	—	—	103

Total nonperforming assets		$	1,071	1,241	3,239	2,972	3,005

as a % of loans and foreclosed properties			0.23%	0.27	0.73	0.66	0.67
as a % of total assets			0.13%	0.15	0.39	0.35	0.36
Nonperforming loans as a % of total loans			0.20%	0.24	0.73	0.66	0.65
Accruing loans 90 days or more past due		$	—	—	—	—	5

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2018						2017
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$544	11.4	$600	11.6	$724	13.0	$653	13.0	$504	11.1
Construction and land development	836	9.8	787	9.3	670	8.1	734	8.7	851	10.5
Commercial real estate	2,241	54.2	2,197	53.9	2,119	52.7	2,126	52.7	2,061	51.7
Residential real estate	997	22.4	1,017	23.1	1,053	24.0	1,071	23.5	1,077	24.5
Consumer installment	167	2.2	149	2.1	166	2.2	173	2.1	177	2.2

Total allowance for loan losses	$4,785		$4,750		$4,732		$4,757		$4,670

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2018

Maturity of:
3 months or less	$21,776
Over 3 months through 6 months	21,961
Over 6 months through 12 months	27,945
Over 12 months	47,255

Total CDs and other time deposits of $100,000 or more	$118,937

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: November 2, 2018	By: /s/ Robert W. Dumas
Robert W. Dumas
President and Chief Executive Officer

Date: November 2, 2018	By: /s/ David A. Hedges
David A. Hedges
EVP and Chief Financial Officer