Form 10-K
period 2018-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2019-03-12
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has selected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $116,264,607 as of June 30, 2018.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,593,463 shares of common stock as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 14, 2019, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

The Company directly owned all the common equity in Auburn National Bancorporation Capital Trust I (the “Trust”), a Delaware statutory trust, which was formed in 2003 for the purpose of issuing $7.0 million of floating rate capital securities. In October 2016, the Company purchased $4.0 million par amount of outstanding trust preferred securities issued by the Trust. These securities were sold by the FDIC, as receiver of a failed bank that had held the trust preferred securities. The Company used dividends from the Bank to purchase these trust preferred securities and has deemed an equivalent amount of the related junior subordinated debentures issued by the Company as no longer outstanding. The Company realized a pre-tax gain of $0.8 million on the early extinguishment of debt in this transaction. Following the transaction, the Company had outstanding $3.2 million in junior subordinated debentures held by the trust related to the remaining $3.0 million of trust preferred securities outstanding and not purchased by the Company. At December 31, 2017, the outstanding principal amount of debentures related to those trust preferred securities and were included in the Company’s Tier 1 capital for regulatory purposes. On April 27, 2018, the Trust formally redeemed all of its issued and outstanding trust preferred securities at par. All junior subordinated debentures related to the Trust were redeemed and retired as a result of the action. At December 31, 2018 the Company has no outstanding trust preferred securities or junior subordinated debentures, and the Trust has been dissolved.

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

Selected Economic Data

Lee County’s population was estimated to be 161,604 in 2017, and has increased approximately 15.2% from 2010 to 2017. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing is of increasing importance along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

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

Employees

At December 31, 2018, the Company and its subsidiaries had 158.5 full-time equivalent employees, including 35 officers.

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

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977 (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC Act’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the terms of its investment, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any depositary institutions controlled by the financial holding company. Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to the activities conducted by their subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Federal Reserve recommended repeal of the merchant banking powers in its September 16, 2016 study pursuant to Section 620 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company has not elected to become a financial holding company, but it may elect to do so in the future.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (P.L. 115-174) (the “2018 Growth Act”) became law on May 24, 2018. The Growth Act directed the Federal Reserve to further raise the Small BHC Policy’s consolidated asset threshold from $1 billion to $3 billion. The Federal Reserve issued an interim final rule implementing this change effective August 30, 2018.

The Federal Reserve has confirmed in 2018 that the Company is eligible for treatment as a small banking holding company under the Small BHC Policy. As a result, unless and until the Company fails to qualify under the Small BHC Policy, the Company’s capital adequacy will continue to be evaluated on a bank only basis. See “Capital.”

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

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions. Composite ratings are based on evaluations of an institution’s managerial, operational, financial and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings.

The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies, including policies regarding the sharing of personal information with third parties. The GLB Act also permits bank subsidiaries to engage in “financial activities” similar to those permitted to financial holding companies. In December 2015, Congress amended the GLB Act as part of the Fixing America’s Surface Transportation Act. This amendment provided financial institutions that meet certain conditions an exemption to the requirement to deliver an annual privacy notice. On August 10, 2018, the federal Consumer Financial Protection Bureau (“CFPB”) announced that it had finalized conforming amendments to its implementing regulation, Regulation P.

A variety of federal and state privacy laws govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have policies regarding information privacy and security. Some state laws also protect the privacy of information of state residents and require adequate security of such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all FDIC-insured institutions have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s assessment of the institution’s record is made available to the public. Further, such assessment is required of any institution that has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of bank holding company applications to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new branches and other expansion activities and may prevent a company from becoming a financial holding company.

The CRA performance of a banking organization’s depository institution subsidiaries is considered by the Federal Reserve and other applicable Federal bank regulators in connection with bank holding company and bank mergers and acquisition and branch applications. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new banking centers and other expansion activities and will prevent a bank holding company from becoming a financial holding company.

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

On August 28, 2018, the OCC proposed rulemaking to modernize the regulatory framework implementing the CRA. The proposal seeks comments on ways to increase lending and services to people and in low- and moderate-income areas and clarify and expand the types of activities eligible for CRA consideration. The OCC shares responsibility for enforcing CRA rules with the Federal Reserve and the FDIC. Even though the Federal Reserve did not join the OCC in the publication of its proposed rulemaking concerning revisions to the CRA regulations, it is considering ideas regarding modernizing the CRA, tailoring the CRA regulations for banks of different sizes and improving the consistency and predictability of CRA evaluations and ratings.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA, the Fair Housing Act, and the fair lending laws, generally.

The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals. Overdrafts have become a focus of the CFPB. Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions. In May 2018, the OCC encouraged national banks to offer short-term, small-Dollar installment lending. The Federal Reserve expressed similar support for responsible small Dollar lending in its June 2018 Consumer Compliance Supervision Bulletin and recently commented on certain bank practices with respect to overdraft fees being unfair or deceptive acts or practices in violation of Section 5 of the Federal Trade Commission Act. The CFPB proposed on February 6, 2019 to rescind its mandatory underwriting standards for loans covered by its 2017 Payday, Vehicle Title and Certain High-Cost Installment Loans rule, and has separately proposed delaying the effectiveness of such 2017 rule.

The CFPB has the authority to adopt regulations and enforce various laws, including the ECOA, and other fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, the Fair Credit Reporting Act and Privacy of Consumer Financial Information rules. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, it exercises broad authority in making rules and providing guidance that affects bank regulation in these areas and the scope of bank regulators’ consumer regulation, examination and enforcement. Banks of all sizes are affected by the CFPB’s regulations, and the precedents set in CFPB enforcement actions and interpretations. The CFPB has focused on various practices to date, including revising mortgage lending rules, overdrafts, credit card add-on products, indirect automobile lending, student lending, and payday and similar short-term lending, and has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates.

Residential Mortgages

CFPB regulations require that lenders determine whether a consumer has the ability to repay a mortgage loan. These regulations establish certain minimum requirements for creditors when making ability to repay determinations, and provide certain safe harbors from liability for mortgages that are “qualified mortgages” and are not “higher-priced.” Generally, these CFPB regulations apply to all consumer, closed-end loans secured by a dwelling including home-purchase loans, refinancing and home equity loans—whether first or subordinate lien. Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and requirements where the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. We focus our residential mortgage origination on qualified mortgages and those that meet our investors’ requirements, but we may make loans that do not meet the safe harbor requirements for “qualified mortgages.”

The 2018 Growth Act provides that certain residential mortgages held in portfolio by banks with less than $10 billion in consolidated assets automatically are deemed “qualified mortgages.” This relieves smaller institutions from many of the requirements to satisfy the criteria listed above for “qualified mortgages.” Mortgages meeting the “qualified mortgage” safe harbor may not have negative amortization, must follow prepayment penalty limitations included in the Truth in Lending Act, and may not have fees greater than three percent of the total value of the loan.

The Bank generally services the loans it originates, including those it sells. The CFPB’s mortgage servicing standards include requirements regarding force-placed insurance, certain notices prior to rate adjustments on adjustable rate mortgages, and periodic disclosures to borrowers. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide borrowers with direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These standards increase the cost and compliance risks of servicing mortgage loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize from a sale of foreclosed property.

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

The Bank is subject to the CFPB’s integrated disclosure rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, referred to as “TRID”, for credit transactions secured by real property. The TRID rules adversely affected our mortgage originations in 2016, while we revised our systems and processes to comply with these rules. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships. The 2018 Growth Act reduced the scope of TRID rules by eliminating the wait time for a mortgage, if an additional creditor offers a consumer a second offer with a lower annual percentage rate. Congress encouraged federal regulators to provide better guidance on TRID in an effort to provide a clearer understanding for consumers and bankers alike. The law also provides partial exemptions from the collection, recording and reporting requirements under Sections 304(b)(5) and (6) of the Home Mortgage Disclosure Act (“HMDA”), for those banks with fewer than 500 closed-end mortgages or less than 500 open-end lines of credit in both of the preceding two years, provided the bank’s rating under the CRA for the previous two years has been at least “satisfactory.” On August 31, 2018, the CFPB issued an interpretive and procedural rule to implement and clarify these requirements under the 2018 Growth Act.

Other Laws and Regulations

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies new “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Bank regulators are required to consider compliance with anti-money laundering laws in acting upon merger and acquisition and other expansion proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

New federal Financial Crimes Enforcement Network (“FinCEN”) rules effective May 2018 require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

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

The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2018 are included elsewhere in this report with no material weaknesses reported.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2018, the Bank paid cash dividends of approximately $6.5 million to the Company. At December 31, 2018, the Bank could have declared additional dividends of approximately $8.0 million without prior regulatory approval.

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

The Basel III Capital Rules further limit permissible dividends, stock repurchases and discretionary bonuses by the Company and the Bank, respectively, unless the Company and the Bank meet the fully phased-in capital conservation buffer requirement effective January 1, 2019. See “Basel III Capital Rules.”

Capital

The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively. These guidelines required at year end 2018 a minimum ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) and capital conservation buffer of 9.875%. Tier 1 capital includes common equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core deposit intangibles. Voting common equity must be the predominant form of capital. Tier 2 capital consists of non–qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt and intermediate term preferred stock, up to 45% of pretax unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued, and a limited amount of general loan loss allowance. Tier 1 and Tier 2 capital equals total capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies not subject to the Small BHC Policy, and state member banks, which provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to 4%. However, bank regulators expect banks and bank holding companies to operate with a higher leverage ratio. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. Lastly, the Federal Reserve’s guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not fully take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on the level of an organization’s risk-based capital ratio.

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

The federal bank regulators have authority to require additional capital.

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and required increased capital, generally.

•

The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applicable on a consolidated basis to depository institution holding companies (except for companies subject to the Small BHC Policy), as well as their bank and thrift subsidiaries.

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

Information concerning the Company’s and the Bank’s regulatory capital ratios at December 31, 2018 is included in Note 18 of the consolidated financial statements that accompany this report.

Depository institutions that are “adequately capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits, and cannot pay interest rates that exceeds market rates by more than 75 basis points. Banks that are less than “adequately capitalized” cannot accept or renew brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution thereafter would be “undercapitalized”. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval.

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. Because the Company and the Bank exceed applicable capital requirements, Company and Bank management do not believe that the provisions of FDICIA have had or are expected to have any material effect on the Company and the Bank or their respective operations.

Basel III Capital Rules

The Federal Reserve and the other bank regulators adopted in June 2013 final capital rules for bank holding companies and banks implementing the Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for more Resilient Banks and Banking Systems.” These new U.S. capital rules are called the “Basel III Capital Rules,” and generally were fully phased-in on January 1, 2019.

The Basel III Capital Rules limit Tier 1 capital to common stock and noncumulative perpetual preferred stock, as well as certain qualifying trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, each of which were grandfathered in Tier 1 capital for bank holding companies with less than $15 billion in assets. The Basel III Capital Rules also introduced a new capital measure, “Common Equity Tier I Capital” or “CET1.” CET1 includes common stock and related surplus, retained earnings and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

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

In 2018, the capital conservation trigger was 1.875% or less.

Full compliance with the capital conservation buffer is required by January 1, 2019. At such time, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation buffer as calculated above, subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:

Buffer %	Buffer % Limit

More than 2.50%	None

> 1.875% - 2.50%	60.0%

> 1.250% - 1.875%	40.0%

> 0.625% - 1.250%	20.0%

≤ 0.625	- 0 -

The various capital elements and total capital under the Basel III Capital Rules, at January 1, 2018 were and as fully phased in on January 1, 2019 are:

	January 1, 2018	Fully Phased In January 1, 2019

Minimum CET1	4.50%	4.50%

CET1 Conservation Buffer	1.875%	2.50%

Total CET1	6.375%	7.0%

Deductions from CET1	100%	100%

Minimum Tier 1 Capital	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	7.875%	8.5%

Minimum Total Capital	8.0%	8.0%

Minimum Total Capital plus conservation buffer	9.875%	10.5%

Changes in Risk-Weightings

The Basel III Capital Rules significantly change the risk weightings used to determine risk weighted capital adequacy. Among various other changes, the Basel III Capital Rules apply a 250% risk-weighting to MSRs, DTAs that cannot be realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial institutions. A 150% risk-weighted category applies to “high volatility commercial real estate loans,” or “HVCRE,” which are credit facilities for the acquisition, construction or development of real property, excluding one-to-four family residential properties or commercial real estate projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

The Basel III Capital Rules also changed some of the risk weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Capital Rules:

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

HVCRE loans currently have a risk weight of 150%. Section 214 of the 2018 Growth Act, restricts the federal bank regulators from applying this risk weight except to certain ADC loans. The federal bank regulators issued a notice of a proposed rule on September 18, 2018 to implement Section 214 of the 2018 Growth Act, by revising the definition HVCRE. If this proposal is adopted, it is expected that this proposal could reduce the Company’s risk weighted assets and thereby may increase the Company’s risk-weighted capital.

Illustrations of Current Prompt Corrective Action Rules

Under the Basel III Capital Rules, the prompt corrective action rules and categories changed as of January 1, 2015. The following illustrates the current range of well capitalized, to undercapitalized, to critically undercapitalized categories. The adequately capitalized and significantly undercapitalized categories are not included in the following illustration.

Basel III

Well capitalized

CET1	6.5%

Tier 1 risk-based capital	8.0%

Total risk-based capital	10.0%

Tier 1 leverage ratio	5.0%

Undercapitalized

CET1	< 4.5%

Tier 1 risk-based capital	≤ 6.0%

Total risk-based capital	< 8.0%

Tier 1 leverage ratio	< 4.0%

Critically undercapitalized	Tier 1 capital plus non-Tier 1 perpetual preferred stock to total assets ≤ 2.0%

Section 201 of the 2018 Growth Act provides that banks and bank holding companies with consolidated assets of less than $10 billion that meet a “community bank leverage ratio,” established by the federal bank regulators between 8% and 10%, are deemed to satisfy applicable risk-based capital requirements necessary to be considered “well capitalized.” The federal banking agencies have the discretion to determine that an institution does not qualify for such treatment due to its risk profile. An institution’s risk profile may be assessed by its off-balance sheet exposure, trading of assets and liabilities, notional derivatives’ exposure, and other methods. On November 21, 2018, the federal banking agencies issued for public comment a proposal under which a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. This proposal further provides that an institution would be considered to be “well-capitalized” under the agencies’ prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.

The Financial Accounting Standards Board (“FASB”) has adopted ASU 2016-13 “Financial Instruments – Credit Losses” which applies a current expected credit losses (“CECL”) model to financial instruments. It is effective for fiscal years after December 31, 2019 for the Company and other public companies. The CECL may affect the amount, timing and variability of the Company’s credit charges, and therefore its net income and regulatory capital. The Federal Reserve and other federal bank regulators adopted a three-year phase-in of CECL’s effects on regulatory capital on December 21, 2018 (the “CECL Capital Phase-In”).

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

In April 2010, the Federal Reserve Board amended Regulation D (Reserve Requirements of Depository Institutions) authorizing the Reserve Banks to offer term deposits to certain institutions. Term deposits, which are deposits with specified maturity dates, will be offered through a Term Deposit Facility. Term deposits will be one of several tools that the Federal Reserve could employ to drain reserves when policymakers judge that it is appropriate to begin moving to a less accommodative stance of monetary policy.

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

The Federal Reserve adopted, in September 2014, a normalization of monetary policy that includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 30, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017 it began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. In 2019, due to various factors, the Federal Reserve indicated no immediate further increases in its target Federal Funds rate, and that the Federal Reserve was reconsidering an appropriate level for its securities holdings, and therefore its securities sales.

The nature and timing of any changes in monetary policies and their effect on the Company and the Bank cannot be predicted. The turnover of a majority of the Federal Reserve Board and the members of its FOMC and the appointment of a new Federal Reserve Chairman may result in changes in policy and the timing and amount of monetary policy normalization.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC’s DIF, and the Bank is subject to FDIC assessments for its deposit insurance, as well as assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds.

Since 2011, and as discussed above under “Recent Regulatory Developments”, the FDIC has been calculating assessments based on an institution’s average consolidated total assets less its average tangible equity (the “FDIC Assessment Base”) in accordance with changes mandated by the Dodd-Frank Act. The FDIC changed its assessment rates which shifted part of the burden of deposit insurance premiums toward depository institutions relying on funding sources other than deposits.

In 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses “financial ratios method” based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets (“Small Banks”). The financial ratios method sets a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions. All basis points are annual amounts.

The following table shows the FDIC assessment schedule for 2018 applicable to Small Banks, such as the Bank.

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

The FDIC’s reserve ratio reached 1.36% on September 30, 2018, exceeding the minimum requirement. As a result, deposit insurance surcharges on Large Banks ceased, and smaller banks will receive credits against their deposit assessments from the FDIC for their portion of assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%. The Bank’s credit was $0.2 million, and credits will be received and applied against the Bank’s deposit insurance assessment each quarter that the reserve ratio exceeds 1.36%.

Prior to June 30, 2016, when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under the former FDIC assessment rules. In 2018 and 2017, the Company recorded FDIC insurance premiums expenses of $0.2 million and $0.3 million, respectively.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base. The FICO Assessment rate was 0.560 basis points in the first quarter of 2017, and 0.540 basis points through December 31, 2017. FICO assessments have been set at 0.460 basis points in the first quarter of 2018, 0.440 basis points in the second quarter of 2018 and 0.320 basis points for the third and fourth quarters of 2018. FICO assessments of approximately $40 thousand and $20 thousand were paid to the FDIC in 2017 and 2018, respectively. The FICO assessments should continue to decline through 2019 when the last FICO bonds mature and such assessments end.

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

The Guidance did not apply to the Bank’s CRE lending activities during 2017 or 2018. At December 31, 2018, the Bank had outstanding $40.2 million in construction and land development loans and $243.2 million in total CRE loans (excluding owner occupied), which represent approximately 41.6% and 251.6%, respectively, of the Bank’s total risk-based capital at December 31, 2018. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the Guidance.

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

In 2013, the Federal Reserve and other banking regulators issued their “Interagency Guidance on Leveraged Lending” highlighting standards for originating leveraged transactions and managing leveraged portfolios, as well as requiring banks to identify their highly leveraged transactions, or HLTs. The Government Accountability Office issued a statement on October 23, 2017 that this guidance constituted a “rule” for purposes of the Congressional Review Act, which provides Congress with the right to review the guidance and issue a joint resolution for signature by the President disapproving it. No such action was taken, and instead, the federal bank regulators issued a September 11, 2018 “Statement Reaffirming the Role of Supervisory Guidance.” This Statement indicated that guidance does not have the force or effect of law or provide the basis for enforcement actions, and that guidance can outline supervisory agencies’ views of supervisory expectations and priorities, and appropriate practices.

The Bank did not have any loans at year-end 2018 or 2017 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending (February 19, 2013).

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

The SEC adopted rules in September 2013 to implement pay ratios pursuant to Section 953 of the Dodd-Frank Act, which apply to fiscal year 2017 annual reports and proxy statements. The SEC proposed Rule 10D-1 under Section 954 on July 1, 2015 which would direct Nasdaq and the other national securities exchanges to adopt listing standards requiring companies to adopt policies requiring executive officers to pay back erroneously awarded incentive-based compensation. In February 2017, the acting SEC Chairman indicated interest in reconsidering the pay ratio rule.

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

Credit Ratings

The Dodd-Frank Act includes a number of provisions that are targeted at improving the reliability of credit ratings. The federal bank regulators and the SEC have adopted rules to implement the Securities Act’s requirement to delete references to rating agency ratings for various purposes, including “investment securities,” which are permissible bank investments.

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

The 2018 Growth Act, which, was enacted on May 24, 2018, amends the Dodd-Frank Act, the BHC Act, the Federal Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief in these areas:

•	consumer credit and mortgage lending;

•	capital requirements;

•	Volcker Rule compliance;

•	stress testing and enhanced prudential standards;

•	increased the asset threshold under the Federal Reserve’s Small BHC Policy from $1 billion to $3 billion; and

•	capital formation.

On July 6, 2018, the Federal Reserve, OCC and FDIC issued an interagency statement describing their interim positions on regulations affected by the 2018 Growth Act that remain in effect until the agencies amend their regulations to conform to that Act.

We are evaluating the 2018 Growth Act and its likely effects on us. We believe it will facilitate our business, subject to its interpretation and implementation by our regulators. The following provisions of the 2018 Growth Act may be especially helpful to banks of our size:

•

“qualifying community banks,” defined as institutions with total consolidated assets of less than $10 billion, which meet a “community bank leverage ratio” of 8.00% to 10.00%, may be deemed to have satisfied applicable risk based capital requirements as well as the capital ratio requirements;

•

section 13(h) of the BHC Act, or the “Volcker Rule,” is amended to exempt from the Volcker Rule, banks with total consolidated assets valued at less than $10 billion, and trading assets and liabilities comprising not more than 5.00% of total assets;

•	“reciprocal deposits” will not be considered “brokered deposits” for FDIC purposes, provided such deposits do not exceed the lesser of $5 billion or 20% of the bank’s total liabilities; and

The Volcker Rule change may enable us to invest in certain collateralized loan obligations that are treated as “covered funds” prohibited to banking entities by the Volcker Rule. Reciprocal deposits, such as CDARs, may expand our funding sources without being subjected to FDIC limitations and potential insurance assessments increases for brokered deposits. The FDIC announced on December 19, 2018 a final rules that change existing rules to comply with the 2018 Growth Act’s reciprocal deposits provisions effective March 26, 2019. Well-capitalized and well-rated banks are not required to treat reciprocal deposits as brokered deposits up to the lesser of 20% of total liabilities or $5 billion. Banks that are not both well-capitalized and well-rated may exclude reciprocal deposits under certain circumstances. The December 19, 2018 release also included a proposal seeking comments on the brokered deposits and related interest rates restrictions rules. Reciprocal deposits, such as CDARs, may expand our funding sources without being subjected to FDIC limitations and potential insurance assessments increases for brokered deposits.

On November 21, 2018, the federal banking agencies issued for public comment a proposal that would simplify regulatory capital requirements for qualifying community banking organizations, as required by the 2018 Growth Act. Under the proposal, a community banking organization would be eligible to elect the community bank leverage ratio framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9.00%. A qualifying community banking organization that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements. A firm would also be considered to have met the capital ratio requirements to be “well-capitalized” under the agencies’ prompt corrective action rules provided it has a community bank leverage ratio greater than 9%.

On December 21, 2018, the federal banking agencies issued for public comment a proposal that would amend the Volcker rule consistent with the 2018 Growth Act. The Volcker Rule change may enable us to invest in certain collateralized loan obligations that are treated as “covered funds” prohibited to banking entities by the Volcker Rule.

In addition, the federal banking agencies issued an interim final rule on December 21, 2018, as authorized by the 2018 Growth Act, that generally allows qualifying insured depository institutions with less than $3 billion in total assets to benefit from an extended 18-month on-site examination cycle. The FDIC announced on September 12, 2018 proposed rules that change existing rules to comply with the 2018 Growth Act’s reciprocal deposits provisions, and plans to later seek comments on its brokered deposits rules generally.

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

We are exposed to the U.S. economy and market conditions generally. Local employment and local economic conditions may be affected increasingly because of the growth of automobile manufacturing and related suppliers located in our markets and nearby. These businesses are adversely affected by higher interest rates and experience cyclicality of sales.

We believe the following, among other things, may affect us in 2019:

•

We expect to face continued high levels of regulation of our industry as a result of rulemaking and other initiatives by the U.S. government and its regulatory agencies. Compliance with such laws and regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. In addition to the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “2018 Growth Act”), various pending bills in Congress and statements by our regulators have provided some, and may provide further regulatory relief for banking organizations of our size. We believe that comprehensive regulatory relief will be slow and contentious. We are uncertain about the scope, nature and timing of any regulatory relief, and its effect on us.

•

The Federal Reserve adopted in September 2014 a normalization of monetary policy (the “Federal Reserve Normalization Policy”), which includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 20, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017, it also began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. Such reduction may also push interest rates higher and reduce liquidity in the financial system. Since its December 2018 increase in the target Federal Funds rate of 25 basis points, the Federal Reserve has expressed that it will remain patient in raising rates in 2019 and has indicated that it is evaluating its securities sales and the target size of the Federal Reserve’s securities portfolio in light of its inflation and employment goals, subject to domestic or global events. The nature and timing of any changes in monetary policies and their effect on us and the Bank cannot be predicted. The turnover of a majority of the Federal Reserve Board and the members of its Federal Open Market Committee (“FOMC”) and the appointment of a new Federal Reserve Chairman may result in changes in policy and timing and amount of monetary policy normalization.

•

Market developments, including employment and price levels, stock market volatility and declines, and tax changes, such as the Tax Cuts and Jobs Act (the “2017 Tax Act”), may affect consumer confidence levels from time to time in different directions, and may cause adverse changes in payment behaviors and payment rates, causing increases in delinquencies and default rates, which could affect our charge-offs and provisions for credit losses.

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

•

The “Volcker Rule,” including final regulations adopted in December 2013, may affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain collateralized loan obligation (“CLO”) interests, which we could otherwise use to diversify our assets and for asset/liability management. The 2018 Growth Act removed Volcker Rule restrictions generally on banks under $10 billion in assets, and the federal banking agencies have asked for public comment on a proposal that is intended to simplify and tailor compliance requirements relating to the Volcker Rule.

The soundness of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, and investment funds, our correspondent banks and other financial institutions. Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2018, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.1 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2018, our nonaccrual loans totaled $0.2 million, or 0.04% of total loans. We had $0.2 million in properties held as other real estate owned at December 31, 2018. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of the market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. The Financial Accounting Standards Board (the “FASB”) adopted Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on June 16, 2016, which changed the loss model to take into account current expected credit losses (“CECL”). ASU No. 2016-13 is effective for our fiscal year beginning January 1, 2020. We have not yet determined how ASU No. 2016-13 will affect our results of operations and financial condition. CECL implementation requires significant time and costs, and CECL’s effect on our income, the variability of our income and regulatory capital could be material, notwithstanding a three-year phase-in of CECL for regulatory capital purposes.

Changes in the real estate markets, including the secondary market for residential mortgage loans, may continue to adversely affect us.

Notwithstanding changes made by the 2018 Growth Act, the effects of the CFPB changes to mortgage and servicing rules effective at the beginning of 2014, the CFPB’s TRID rules for closed end credit transactions secured by real property that became effective in October 2015, enforcement actions, reviews and settlements, changes in the securitization rules under the Dodd-Frank Act, including the risk retention rules that became effective on December 24, 2016, and the Basel III Rules could have serious adverse effects on the mortgage markets and our mortgage operations.

The TRID rules have affected our current and proposed mortgage business and have increased our costs as a result of our compliance efforts. In addition, the CFPB’s regulations that lenders determine whether a consumer has the ability to repay a mortgage loan have limited the secondary market for and liquidity of many mortgage loans that are not “qualified mortgages.”

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

The Federal National Mortgage Association (“Fannie Mae,”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), have been in conservatorship since September 2008. Minimal capital, the levels of risky assets at the Federal Housing Administration (the “FHA”), and its relatively low capital and reserves for losses, the current levels of home sales, and the risks of interest rates increasing materially from historically low levels, as well as the 2017 Tax Act, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such adverse effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earning, capital and liquidity could be adversely affected.

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

The CFPB’s residential mortgage servicing standards include servicing requirements, require servicer activities and delay foreclosures, among other things. These may adversely affect our costs to service residential mortgage loans, and together with the Basel III Rules, may decrease the returns on our MSRs. The CFPB and the bank regulators continue to bring enforcement actions and develop proposals, rules and practices that could increase the costs of providing mortgage servicing. This could reduce our income from servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

Fannie Mae and Freddie Mac restructuring may adversely affect the mortgage markets and our sales of mortgages we originated.

Fannie Mae and Freddie Mac remain in conservatorship, and although legislation has been introduced at various times to restructure Fannie Mae and Freddie Mac to take them out of conservatorship and substantially change the way they conduct business in the future, no proposal has been enacted. Through 2017, all of Fannie Mae and Freddie Mac’s earnings above a specified capital reserve have been swept into the U.S. Treasury and have not been available to build Fannie Mae’s or Freddie Mac’s capital. At the end of 2017, the capital reserve was increased to $3 billion for each of Fannie Mae and Freddie Mac.

In February 2018, Fannie Mae reported that the 2017 Tax Act had reduced its DTAs, and that it had a net worth deficit of $3.7 billion as of December 31, 2017. To eliminate its net worth deficit, the Treasury Department provided Fannie Mae with $3.7 billion of capital in the first quarter of 2018. Fannie Mae reported that it had a net worth of $6.2 billion as of December 31, 2018. Freddie Mac had a net worth deficit of $312 million at December 31, 2017, and the Treasury Department provided Freddie Mac with $312 million of capital in the first quarter of 2018. Freddie Mac reported that it had a net worth of $4.5 billion as of December 31, 2018.

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

Commercial real estate (“CRE”), is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending.” The guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm non-residential property, where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the guidance. Loans on owner occupied commercial real estate are generally excluded from CRE for purposes of this guidance. We had 62.8% of our portfolio in CRE loans, as defined by the Federal Reserve, at year-end 2018 compared to 61.1% at year-end 2017. The banking regulators continue to give CRE lending scrutiny and further addressed their concerns over CRE activity in December 2016, requiring banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher interest rates and costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for two years for Federal income tax purposes. As of December 31, 2018, we had net deferred tax assets of $1.8 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

Our success depends on the general economic conditions in the geographic markets we serve in Alabama. The local economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans. Adverse changes in the economic conditions of the Southeastern United States in general, or in one or more of our local markets could negatively affect our results of operations and our profitability. Our local economy is also affected by the growth of automobile manufacturing and related suppliers located in our markets and nearby. Auto sales are cyclical and are affected adversely by higher interest rates.

Our cost of funds may increase as a result of general economic conditions, interest rates, inflation and competitive pressures.

Although the Federal Reserve has raised the target Federal Funds rate nine times between December 2015 and January 2018 and has been selling securities in accordance with efforts to normalize monetary policy, the Federal Reserve has kept interest rates low over recent years, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from government deficit spending, the effects of the 2017 Tax Act and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates may cause consumers to shift their funds to more interest bearing instruments and to increase the competition for and costs of deposits. While the Federal Reserve has indicated it will seek to gradually adjust low interest rates through its target Federal Funds rate and securities sales by taking a patient approach in light of market conditions and risks, and its inflation and employment goals, interest rates could increase more than anticipated. See “Supervision and Regulation – Fiscal and Monetary Policy”. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition.

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

Increases in interest rates generally decrease the market values of fixed-rate, interest-bearing investments and loans held, the value of mortgage and other loans produced and the value of loans sold, mortgage loan activities and the collateral securing our loans, and therefore may adversely affect our liquidity and earnings, to the extent not offset by potential increases in our net interest margin and the value of our mortgage servicing rights.

The 2017 Tax Act, including its limitations on the deductibility of residential mortgage interest, state and local taxes and business interest expenses and other changes, could have mixed effects on economic activity and reduce the demand for loans and increase competition among lenders for loans. This Act could promote inflation and higher interest rates, including as a result of increased fiscal deficits.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales proceeds from, maturing loans and securities, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. Our ability to borrow or obtain funding, if General conditions that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry could adversely affect us.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama Superintendent, the SEC and the FDIC. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets, and our costs of compliance could adversely affect our earnings. Banking regulations are primarily intended to protect depositors, and the FDIC Deposit Insurance Fund (“DIF”), not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes. In addition, the interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. From time to time, regulators raise issues during examinations of us which, if not determined satisfactorily, could have a material adverse effect on us. Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.

The current President and members of his political party in Congress have promoted and supported regulatory relief for the banking industry. The nature, effects and timing of administrative and legislative change, including the 2018 Growth Act, and possible changes in regulations or regulatory approach, as a result of a Democrat-controlled House of Representatives elected in 2018, cannot be predicted. The federal bank regulators and the Treasury Department, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. The FASB’s new guidance under ASU No. 2016-13 includes significant changes to the manner in which banks’ allowance for loan losses will be calculated beginning January 1, 2020. Instead of using historical losses, the CECL model will be forward-looking with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations and financial condition, including the variability of our results of operations and our regulatory capital, notwithstanding a three-year phase-in of CECL for regulatory capital purposes.

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

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, including more rigorous requirements arising from our regulators’ implementation of Basel III, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed”, including meeting the Basel III capital conservation buffers, for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on our common stock and our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company. These could also affect our ability to use discretionary bonuses to attract and retain quality personnel. The Basel III Capital Rules include a new minimum ratio of common equity tier 1 capital, or CET1, to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. See “Supervision and Regulation—Basel III Capital Rules.” Although we currently have capital ratios that exceed all these minimum levels currently and on a fully phased-in basis and a strategic plan to maintain these levels, we or the Bank may be unable to continue to satisfy the capital adequacy requirements for the following reasons:

•	losses and/or increases in the Bank’s credit risk assets and expected losses resulting from the deterioration in the creditworthiness of borrowers and the issuers of equity and debt securities;

•	difficulty in refinancing or issuing instruments upon redemption or at maturity of such instruments to raise capital under acceptable terms and conditions;

•	declines in the value of our securities portfolios;

•	revisions to the regulations or their application by our regulators that increase our capital requirements;

•	reductions in the value of our DTAs; and other adverse developments; and

•	unexpected growth and an inability to increase capital timely.

A failure to remain “well capitalized,” for bank regulatory purposes, including meeting the Basel III Capital Rule’s conservation buffer, could adversely affect customer confidence, and our:

•	ability to grow;

•	the costs of and availability of funds;

•	FDIC deposit insurance premiums;

•	ability to raise or replace brokered deposits;

•	ability to make acquisitions or engage in new activities;

•	flexibility if we become subject to prompt corrective action restrictions;

•	ability to make discretionary bonuses to attract and retain quality personnel;

•	ability to make payments of principal and interest on our capital instruments; and

•	ability to pay dividends on our capital stock.

The Dodd-Frank Act restricts our future issuance of trust preferred securities and cumulative preferred securities as eligible Tier 1 risk-based capital for purposes of the regulatory capital guidelines for bank holding companies.

We repurchased and retired all our outstanding trust preferred securities in 2018, and the Dodd-Frank Act does not permit us to issue new trust preferred securities as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities. Under the Federal Reserve’s Small BHC Policy, the Company could issue senior or secured debt, the proceeds of which could be down-streamed as capital to the Bank as capital. We also could issue noncumulative preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our existing shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services and a growing demand for mobile and user-based banking applications. In addition to allowing us to analyze our customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs, risks associated with fraud and compliance with anti-money laundering and other laws, and various operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and payments business, and have increased competition in these businesses. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and create additional efficiencies in operations, while avoiding cyber-attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than anticipated. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.

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

Our enterprise risk management and internal audit program is designed to mitigate material risks and loss to us. We have developed and continue to develop risk management and internal audit policies and procedures to reflect the ongoing review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be comprehensive and may not identify every risk to which we are exposed, and our internal audit process may fail to detect such weaknesses or deficiencies in our risk management framework. Many of our methods for managing risk and exposures use observed historical market behavior to model or project potential future exposure. Models used by our business are based on assumptions and projections. These models may not operate properly or our inputs and assumptions may be inaccurate. As a result, these methods may not fully predict future exposures, which can be significantly greater than historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, or other matters that are publicly available or otherwise accessible to us. This information may not always be accurate, complete, up-to-date or properly evaluated. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures, nor can there be any assurance that our risk management policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In addition, we may have to implement more extensive and perhaps different risk management policies and procedures under new or pending regulations. All of these could adversely affect our financial condition and results of operations.

Any failure to protect the confidentiality of customer information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.

Various federal and state laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public personal information. Many of our employees have access to, and routinely process personal information of clients through a variety of media, including information technology systems. We rely on various internal processes and controls to protect the confidentiality of client information that is accessible to, or in the possession of, us and our employees. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack. Such personal data could also be compromised by third party hackers via intrusions into our systems or those of service providers or persons we do business with such as credit bureaus, data processors and merchants who accept credit or debit cards for payment. If we fail to maintain adequate internal controls, or if our employees fail to comply with our policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation, lead to civil or criminal penalties, or both, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our information systems may experience interruptions and security breaches.

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Although we do not believe that we and our third-party service providers have been subject to a cyber-attack, other financial service institutions and their service providers have reported security breaches in their websites or other systems, some of which have involved sophisticated and targeted attacks, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks, among other means. Such cyber-attacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, to destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Denial of service attacks have been launched against a number of large financial services institutions, and we may be subject to these types of attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

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

Security breaches or failures may have serious adverse financial and other consequences, including significant legal and remediation costs, disruptions to operations, misappropriation of confidential information, damage to systems operated by us or our third-party service providers, as well as damages to our customers and our counterparties. In addition to the immediate costs of any failure, interruption or security breach, including those at our third-party service providers, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

As a banking enterprise, we are in the business of accepting certain risks. The associates who conduct our business, including executive officers and other members of management, sales intermediaries, investment professionals, product managers, and other associates, do so in part by making decisions and choices that involve exposing us to risk. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our associates incentives to take excessive risks; however, associates may nonetheless take such risks and our policies and procedures, generally. Similarly, although we employ controls and procedures designed to prevent employee misconduct, to monitor associates’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our associates take excessive risks, the impact of those risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

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

Cash available to pay dividends to our shareholders is derived primarily from dividends paid to the Company by the Bank. The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be subject to and limited by applicable laws limiting dividend payments by the Bank, the results of operations of our subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and the needs of our businesses. See “Supervision and Regulation”.

A limited trading market exists for our common shares, which could lead to price volatility.

Your ability to sell or purchase common shares depends upon the existence of an active trading market for our common stock. Although our common stock is quoted on the Nasdaq Global Market under the trading symbol “AUBN,” the volume of trades on any given day has been limited historically. As a result, you may be unable to sell or purchase shares of our common stock at the volume, price and time that you desire. Additionally, whether the purchase or sales prices of our common stock reflects a reasonable valuation of our common stock also is affected by an active trading market, and thus the price you receive for a thinly-traded stock such as common stock, may not reflect its true or intrinsic value. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.

Our operations are subject to risk of loss from unfavorable fiscal, monetary and political developments in the U.S.

Our businesses and earnings are affected by the fiscal, monetary and other policies and actions of various U.S. governmental and regulatory authorities. Changes in these are beyond our control and are difficult to predict and, consequently, changes in these policies could have negative effects on our activities and results of operations. Failures of the executive and legislative branches to agree on spending plans and budgets have led to Federal government shutdowns, which may adversely affect the U.S. economy. Additionally, a prolonged government shutdown may inhibit our ability to evaluate the economy, generally, and affect government workers who are not paid during such events, and where the absence of government services and data could adversely affect consumer and business sentiment, our local economy and our customers and therefore our business.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.

We face risks of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time may normally be difficult to ascertain. We do not have any material pending litigation or regulatory matters affecting us.

A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs, divert management resources away from our business, and otherwise have a material adverse effect on our ability to expand on our existing business, financial condition and results of operations. Even if we ultimately prevail in the litigation, regulatory action or investigation, our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and adversely affected. Regulatory inquiries and litigation may also adversely affect the prices or volatility of our securities specifically, or the securities of our industry, generally.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve, which examines us, expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Dodd-Frank Act amended the Federal Deposit Insurance Corporation Act to require that all companies that control a FDIC-insured depository institution serve as a source of financial strength to their depository institution subsidiaries. Under this requirement, we could be required to provide financial assistance to the Bank should it experience financial distress, even if further investment was not otherwise warranted. See “Supervision and Regulation.”

Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us.

The Bank is subject to, among other things, the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair Housing Act, both of which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer, commercial credit or residential real estate transaction. The DOJ and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists and how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. Failures to comply with ECOA, the Fair Housing Act and other fair lending laws and regulations, including CFPB regulations, could subject us to enforcement actions or litigation, and could have a material adverse effect on our business financial condition and results of operations. Our Bank is also subject to the CRA and periodic CRA examinations. The CRA requires us to serve our entire communities, including low- and moderate-income neighborhoods. Our CRA ratings could be adversely affected by actual or alleged violations of the fair lending or consumer financial protection laws. Even though we have maintained an “satisfactory” CRA rating since 2000, we cannot predict our future CRA ratings. Violations of fair lending laws or if our CRA rating falls to less than “satisfactory” could adversely affect our business, including expansion through branching or acquisitions.

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

The Bank also owns a commercial office building, the AuburnBank Center (the “Center”), which is located next to the Bank’s main office. The Center has approximately 23,000 square feet of space. The Bank’s mortgage servicing, data processing activities, and other operations, are located in the Center. In total, the main office and Center parking lots provide parking for approximately 190 vehicles.

The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles west of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2018, the Bank’s land lease renewed for another one year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2018, the Bank renewed its lease for another year.

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

In September 2018, the Bank opened a mortgage loan production office on East Samford Avenue in Auburn, Alabama. The location has approximately 2,500 square feet of space and is leased through 2028. The mortgage loan production office was previously located in the Center on the Bank’s main campus. This location offers parking for approximately 16 vehicles.

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

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 12, 2018, there were approximately 3,593,463 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 386 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing Price Per Share (1)		Cash Dividends Declared
	High	Low
2018
First Quarter	$ 39.25	$ 35.50	$ 0.24
Second Quarter	50.99	37.40	0.24
Third Quarter	53.50	38.31	0.24
Fourth Quarter	41.50	28.88	0.24

2017
First Quarter	$ 33.69	$ 30.75	$ 0.23
Second Quarter	37.79	32.65	0.23
Third Quarter	37.71	34.82	0.23
Fourth Quarter	40.25	33.25	0.23

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2013 to December 31, 2018, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2013). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Auburn National Bancorporation, Inc.	100.00	97.93	126.92	138.44	176.60	147.15
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Southeast Bank	100.00	112.63	110.87	147.18	182.06	150.42

Issuer Purchases of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included under Part III, Item 12, which is incorporated in response to this item by reference.

Unregistered Sale of Equity Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

See Table 2 “Selected Financial Data” and general discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2018 and 2017 and our results of operations for the years ended December 31, 2018 and 2017. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations

	Year ended December 31

(Dollars in thousands, except per share data)	2018	2017
Net interest income (a)	$26,183	$25,731
Less: tax-equivalent adjustment	613	1,205
Net interest income (GAAP)	25,570	24,526
Noninterest income	3,325	3,441
Total revenue	28,895	27,967
Provision for loan losses	—	(300)
Noninterest expense	17,874	16,784
Income tax expense	2,187	3,637
Net earnings	$8,834	$7,846

Basic and diluted net earnings per share	$2.42	$2.15

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $8.8 million for the full year 2018, compared to $7.8 million for the full year 2017. Basic and diluted net earnings per share were $2.42 per share for the full year 2018, compared to $2.15 per share for the full year 2017.

Net interest income (tax-equivalent) was $26.2 million in 2018, a 2% increase compared to $25.7 million in 2017. This increase was primarily due to loan growth and recent increases in short-term market interest rates, offset by declines on yields of tax exempt securities. Average loans were up 3% to $456.3 million in 2018, compared to $441.0 million in 2017. The Company’s net interest margin (tax-equivalent) increased to 3.40% in 2018, compared to 3.29% in 2017 as yields on earning assets improved.

The Company recorded no provision for loan losses during 2018 and a negative provision for loan losses of $0.3 million during the 2017. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs. Annualized net recoveries as a percent of average loans were 0.01% and 0.09% for 2018 and 2017, respectively. The Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans during 2017.

Noninterest income was $3.3 million in 2018 compared to $3.4 million in 2017. This decrease was primarily due to a $0.1 million decrease in mortgage lending income as production volume declined.

Noninterest expense was $17.9 million compared to $16.8 million in 2017. This increase in noninterest expense was primarily due to increases in salaries and benefits expense of $0.6 million and a $0.4 million loss related to misappropriation of assets, for which the Company filed a claim with its insurance provider. In March 2019, the Company received a settlement of $0.3 million from its insurance provider related to this claim.

Income tax expense was $2.2 million in 2018 and $3.6 million in 2017 reflecting an effective tax rate of 19.84% and 31.67%, respectively. The decrease in the income tax expense and effective tax rate was primarily due to the 2017 Tax Act which lowered the Company’s statutory federal tax rate from 34% in 2017 to 21% in 2018 and required the Company to remeasure the value of its net deferred tax assets by $0.4 million as of December 31, 2017.

The Company paid cash dividends of $0.96 per share in 2018, an increase of 4.3% from 2017. At December 31, 2018, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.38%, a tier 1 leverage ratio of 11.33% and common equity tier 1 (“CET1”) of 16.49% at December 31, 2018.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2018 and 2017, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the year ended December 31, 2018, the Company increased its look-back period to 39 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair Value Determination

U.S. GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 16, Fair Value, of the consolidated financial statements that accompany this report.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2018		2017
(Dollars in thousands)	Average Balance	Yield/ Rate	Average Balance	Yield/ Rate

Loans and loans held for sale	$457,610	4.76%	$442,101	4.70%
Securities - taxable	181,485	2.23%	197,108	2.15%
Securities - tax-exempt (a)	71,065	4.11%	69,881	5.07%

Total securities	252,550	2.76%	266,989	2.91%
Federal funds sold	28,689	1.93%	32,342	1.05%
Interest bearing bank deposits	31,339	1.81%	41,317	1.04%

Total interest-earning assets	770,188	3.88%	782,749	3.75%

Deposits:
NOW	125,533	0.34%	125,935	0.20%
Savings and money market	220,810	0.39%	230,121	0.37%
Certificates of deposits	184,010	1.27%	198,457	1.18%

Total interest-bearing deposits	530,353	0.68%	554,513	0.62%
Short-term borrowings	2,634	0.68%	3,476	0.52%
Long-term debt	1,022	4.50%	3,217	3.89%

Total interest-bearing liabilities	534,009	0.69%	561,206	0.64%

Net interest income and margin (a)	$26,183	3.40%	$25,731	3.29%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $26.2 million in 2018, compared to $25.7 million in 2017. This increase was primarily due to loan growth and improved yields on interest-earning assets.

The tax-equivalent yield on total interest-earning assets increased by 13 basis points in 2018 from 2017 to 3.88%. Expansion of our earning asset yields was primarily driven by loan growth and recent increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits. This expansion was partially offset by a decrease in the tax-equivalent yield on tax-exempt available-for-sale securities due to a reduction in the Company’s statutory federal tax rate from 34% to 21%.

The cost of total interest-bearing liabilities increased 5 basis points in 2018 from 2017 to 0.69%. The increase in our funding costs was primarily due to higher prevailing market interest rates.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields during the extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds, if the Federal Reserve continues its gradual increase in interest rates. The Company anticipates that this challenging, competitive environment will continue in 2019. However, the Company believes our net interest income should continue to increase in 2019 compared to 2018 primarily due to an increase in average loan balances.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that, in management’s evaluation, should be adequate to provide coverage for the probable losses on outstanding loans. The Company recorded no provision for loan losses in 2018 and a negative provision for loan losses of $0.3 million for the year ended December 31, 2017.

Net recoveries were $33 thousand, or 0.01% of average loans and $0.4 million, or 0.09% of average loans, for the years ended December 31, 2018 and 2017, respectively. The Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans during 2017.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 1.00% at December 31, 2018 from 1.05% at December 31, 2017. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2018. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2018	2017

Service charges on deposit accounts	$749	$746
Mortgage lending	655	777
Bank-owned life insurance	435	442
Securities gains, net	—	51
Other	1,486	1,425

Total noninterest income	$3,325	$3,441

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

The following table presents a breakdown of the Company’s mortgage lending income for 2018 and 2017.

	Year ended December 31
(Dollars in thousands)	2018	2017

Origination income	$311	$504
Servicing fees, net	344	272
Decrease in MSR valuation allowance	—	1

Total mortgage lending income	$655	$777

The decrease in mortgage lending income was primarily due to a decrease in the volume of mortgage loans originated and sold as refinance activity declined. The decrease in origination income was partially offset by an increase in servicing fees, net, as MSR amortization expense decreased.

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2018	2017
Salaries and benefits	$10,653	$10,011
Net occupancy and equipment	1,465	1,471
Professional fees	902	966
FDIC and other regulatory assessments	310	346
Other	4,544	3,990

Total noninterest expense	$17,874	$16,784

The increase in salaries and benefits expense reflects an increase in the number of full-time equivalent employees and routine annual increases.

The increase in other noninterest expense was primarily due to a $0.4 million loss related to a misappropriation of assets for which the Company filed a claim with its insurance provider. In March 2019, the Company received a settlement of $0.3 million from its insurance provider related to this claim.

Income Tax Expense

Income tax expense was $2.2 million in 2018 compared to $3.6 million in 2017. The Company’s effective income tax rate was 19.84% in 2018, compared to 31.67% in 2017. The decrease was mainly due to decrease in effect tax rate related to the 2017 Tax Cuts and Jobs Act which lowered the Company’s statutory federal tax rate from 34% to 21% and required the Company to remeasure the value of its net deferred tax assets by $0.4 million as of December 31, 2017.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $239.8 million at December 31, 2018, a decrease of $17.9 million, or 7%, compared to $257.7 million as of December 31, 2017. This decline reflects a decrease in the amortized cost basis of securities available-for-sale of $13.6 million as proceeds from principal repayments on mortgage-backed securities were not reinvested and a decrease in the fair value of securities available-for-sale of $4.3 million. The average tax-equivalent yields earned on total securities were 2.76% in 2018 and 2.91% in 2017.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2018 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

	December 31, 2018
(Dollars in thousands)	1 year or less	1 to 5 years	5 to 10 years	After 10 years	Total Fair Value

Agency obligations	$14,437	19,865	16,869	—	51,171
Agency RMBS	—	—	8,368	110,230	118,598
State and political subdivisions	—	3,682	7,726	58,624	70,032

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801

Weighted average yield:
Agency obligations	1.96%	1.71%	2.11%	—	1.91%
Agency RMBS	—	—	2.49%	2.50%	2.50%
State and political subdivisions	—	3.87%	3.02%	3.22%	3.23%

Total available-for-sale	1.96%	2.05%	2.42%	2.75%	2.59%

Loans

	December 31

(In thousands)	2018	2017	2016	2015	2014

Commercial and industrial	$63,467	59,086	49,850	52,479	54,329
Construction and land development	40,222	39,607	41,650	43,694	37,298
Commercial real estate	261,896	239,033	220,439	203,853	192,006
Residential real estate	102,597	106,863	110,855	116,673	107,641
Consumer installment	9,295	9,588	8,712	10,220	12,335

Total loans	477,477	454,177	431,506	426,919	403,609
Less: unearned income	(569)	(526)	(560)	(509)	(655)

Loans, net of unearned income	$476,908	453,651	430,946	426,410	402,954

Total loans, net of unearned income, were $476.9 million at December 31, 2018, an increase of $23.3 million, or 5%, from $453.7 million at December 31, 2017. Four loan categories represented the majority of the loan portfolio at December 31, 2018: commercial real estate mortgage loans (55%), residential real estate mortgage loans (22%), commercial and industrial loans (13%) and construction and land development loans (8%). Approximately 22% of the Company’s commercial real estate loans were classified as owner-occupied at December 31, 2018.

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $12.3 million, or 3%, and $12.6 million, or 3%, of total loans, net of unearned income at December 31, 2018 and 2017, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $0.5 million and $2.1 million required interest-only payments at December 31, 2018 and 2017, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $5.4 million and $1.4 million as of December 31, 2018 and 2017, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 4.76% in 2018 and 4.70% in 2017.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.3 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.4 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2018, the Bank had no loan relationships exceeding our internal limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2018 (and related balances at December 31, 2017).

		December 31

(In thousands)		2018	2017

Hotel/motel	$	47,936	$22,384
Lessors of 1-4 family residential properties		46,374	47,323
Multi-family residential properties		40,455	52,167
Shopping centers		35,789	39,966
Office buildings		25,421	24,483

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2018 and 2017, respectively, the allowance for loan losses was $4.8 million which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2018 is presented below.

	Year ended December 31
(Dollars in thousands)	2018		2017	2016	2015	2014

Allowance for loan losses:
Balance at beginning of period	$4,757		4,643	4,289	4,836	5,268
Charge-offs:
Commercial and industrial	(52)		(449)	(97)	(100)	(46)
Construction and land development	—		—	—	—	(235)
Commercial real estate	(38)		—	(194)	(866)	—
Residential real estate	(26)		(107)	(182)	(89)	(438)
Consumer installment	(52)		(40)	(67)	(59)	(89)

Total charge-offs	(168)		(596)	(540)	(1,114)	(808)
Recoveries:
Commercial and industrial	70		461	29	22	71
Construction and land development	—		347	1,212	17	8
Commercial real estate	19		—	—	—	119
Residential real estate	79		115	127	313	112
Consumer installment	33		87	11	15	16

Total recoveries	201		1,010	1,379	367	326

Net recoveries (charge-offs)	33		414	839	(747)	(482)
Provision for loan losses	—		(300)	(485)	200	50

Ending balance	$4,790		4,757	4,643	4,289	4,836

as a % of loans	1.00%		1.05	1.08	1.01	1.20
as a % of nonperforming loans	2,691%		160	196	158	433
Net (recoveries) charge-offs as a % of average loans	(0.01	) %	(0.09)	(0.19)	0.18	0.12

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.00% at December 31, 2018, compared to 1.05% at December 31, 2017. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net recoveries were $33 thousand, or 0.01%, of average loans in 2018, compared to recoveries of $0.4 million, or 0.09%, in 2017. In 2017, the Company recognized a recovery of $0.4 million from the payoff of two nonperforming commercial loans.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2018 the Company had $0.4 million in nonperforming assets compared to $3.0 million at December 31, 2017. The decrease in nonperforming assets was primarily due to the resolution of two nonperforming commercial real estate loans with a recorded investment of $2.1 million at December 31, 2017.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

		December 31
(Dollars in thousands)		2018	2017	2016	2015	2014

Nonperforming assets:
Nonperforming (nonaccrual) loans	$	178	2,972	2,370	2,714	1,117
Other real estate owned		172	—	152	252	534

Total nonperforming assets	$	350	2,972	2,522	2,966	1,651

as a % of loans and other real estate owned		0.07%	0.66	0.59	0.70	0.41
as a % of total assets		0.04%	0.35	0.30	0.36	0.21
Nonperforming loans as a % of total loans		0.04%	0.66	0.55	0.64	0.28
Accruing loans 90 days or more past due	$	—	—	—	—	—

The table below provides information concerning the composition of nonaccrual loans at December 31, 2018 and 2017, respectively.

	December 31
(In thousands)	2018	2017

Nonaccrual loans:
Commercial and industrial	$—	31
Commercial real estate	—	2,188
Residential real estate	178	739
Consumer installment	—	14

Total nonaccrual loans / nonperforming loans	$178	2,972

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2018, the Company had $0.2 million in loans on nonaccrual, compared to $3.0 million at December 31, 2017.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2018 and 2017, the Company had $0.2 and $0.5 million, respectively, in accruing TDRs.

At December 31, 2018 and 2017, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2018 and 2017, respectively.

	December 31
(In thousands)	2018	2017

Other real estate owned:
Residential	$172	—

Total other real estate owned	$172	—

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans.    Potential problem loans, which are not included in nonperforming assets, amounted to $6.5 million, or 1.4% of total loans at December 31, 2018, compared to $5.7 million, or 1.3% of total loans at December 31, 2017.

The table below provides information concerning the composition of potential problem loans at December 31, 2018 and 2017, respectively.

	December 31
(In thousands)	2018	2017

Potential problem loans:
Commercial and industrial	$522	119
Construction and land development	741	468
Commercial real estate	688	733
Residential real estate	4,506	4,253
Consumer installment	71	78

Total potential problem loans	$6,528	5,651

At December 31, 2018, approximately $0.7 million or 10.4% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2018 and 2017, respectively.

	December 31
(In thousands)	2018	2017

Performing loans past due 30 to 89 days:
Commercial and industrial	$100	8
Construction and land development	225	—
Commercial real estate	—	—
Residential real estate	1,740	1,058
Consumer installment	41	57

Total performing loans past due 30 to 89 days	$2,106	1,123

Deposits

	December 31
(In thousands)	2018	2017

Noninterest bearing demand	$201,648	193,917
NOW	120,769	146,999
Money market	161,464	173,251
Savings	59,075	55,421
Certificates of deposit under $100,000	62,207	69,960
Certificates of deposit and other time deposits of $100,000 or more	108,620	107,711
Brokered certificates of deposit	10,410	10,400

Total deposits	$724,193	757,659

Total deposits were $724.2 million and $757.7 million at December 31, 2018 and 2017, respectively. Decreases of $41.2 million in interest-bearing deposits were partially offset by increases in noninterest-bearing deposits of $7.7 million during 2018. Of the $41.2 million decrease in interest-bearing deposits, $28.0 million was due to fluctuations in public depositor account balances.

The average rates paid on total interest-bearing deposits were 0.68% in 2018 and 0.62% in 2017. Noninterest bearing deposits were 28% and 26% of total deposits at December 31, 2018 and 2017, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2018 and 2017, respectively. Securities sold under agreements to repurchase totaled $2.3 million and $2.7 million at December 31, 2018 and 2017, respectively.

The average rates paid on short-term borrowings was 0.68% and 0.52% in 2018 and 2017, respectively. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the two-year period ended December 31, 2018 is included in Note 9 to the accompanying consolidated financial statements included in this annual report.

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

The average rates paid on long-term debt were 4.50% in 2018 and 3.89% in 2017.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $89.1 million and $86.9 million as of December 31, 2018 and 2017, respectively. The change from December 31, 2017 was primarily driven by net earnings of $8.8 million, partially offset by cash dividends paid of $3.5 million and an other comprehensive loss due to the change in unrealized losses on securities available-for-sale, net of tax, of $3.2 million.

The Bank’s Tier 1 leverage ratio was 11.33%, Common Equity Tier 1 (“CET1”) risk-based capital ratio was 16.49%, Tier 1 risk-based capital ratio was 16.49%, and total risk-based capital ratio was 17.38% at December 31, 2018. These ratios exceed the minimum regulatory capital percentages of 5.0% for Tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for Tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Bank is classified as “well capitalized.”

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

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates up or down when compared to the baseline net interest income forecast at December 31, 2018.

Changes in Interest Rates	Net Interest Income % Variance
400 basis points	(3.47) %
300 basis points	(2.13)
200 basis points	(1.16)
100 basis points	(0.82)
(100) basis points	0.92
(200) basis points	0.08
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2018, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when compared to the baseline EVE at December 31, 2018.

Changes in Interest Rates	EVE % Variance
400 basis points	(21.50) %
300 basis points	(15.62)
200 basis points	(10.03)
100 basis points	(4.56)
(100) basis points	0.45
(200) basis points	(5.77)
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2018, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2018 and 2017, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2018, the Bank had a remaining available line of credit with the FHLB totaling $238.6 million. As of December 31, 2018, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2018, which by their terms had contractual maturity and termination dates subsequent to December 31, 2018:

	Payments due by period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Contractual obligations:
Deposit maturities (1)	$724,193	651,319	45,518	27,356	—
Operating lease obligations	718	152	161	120	285

Total	$724,911	651,471	45,679	27,476	285

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

Off-Balance Sheet Arrangements

At December 31, 2018, the Bank had outstanding standby letters of credit of $7.0 million and unfunded loan commitments outstanding of $61.9 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2018, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $290.0 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

In 2018, as a result of the representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, the Company was required to repurchase one loan with an aggregate principal balance of $53 thousand, which was current as to principal and interest at the time of repurchase. During 2017, the Company was required to repurchase three loans with an aggregate principal balance of $0.6 million that were current as to principal and interest at the time of repurchase. At December 31, 2018, the Company had no pending repurchase requests related to representation and warranty provisions.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2018, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following Accounting Standards Updates (“Updates” or “ASUs”) have been issued by the FASB but are not yet effective.

•	ASU 2016-02, Leases;

•	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities;

•	ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair

          Value Measurement; and

•	ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for

          Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.

Information about these pronouncements is described in more detail below.

ASU 2016-02, Leases, requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-10 and 2018-11, which are designed to make targeted improvements to and clarifications regarding ASU 2016-02. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently finalizing its evaluation of its lease obligations as potential lease assets and liabilities as defined by ASU 2016-02. Based on the Company’s preliminary analysis of its existing lease contracts, it is estimated that the adoption of ASU 2016-02 will result in a right-of-use asset and a lease liability of approximately $0.6 million from operating leases, primarily from our facilities.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): – Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted beginning in 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is planning to adopt the standard in the first quarter of 2020 and is continuing its implementation efforts through its Company-wide implementation team. This team has assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets periodically to discuss the latest developments and ensure progress is being made. The team has been working with an advisory consultant and is finalizing the methodologies that will be utilized, which will be followed by developing and documenting processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, improves the disclosure requirements on fair value measurements by eliminating the requirements to disclose (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for Level 3 fair value measurements. This ASU also added specific disclosure requirements for fair value measurements for public entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and all interim periods within those fiscal years. Early adoption is permitted upon issuance of the ASU. Entities are permitted to early adopt amendments that remove or modify disclosures and delay the adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2018- 15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles - Goodwill and Other - Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (i) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (ii) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement; (iii) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element; and (iv) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

	Year ended December 31
(In thousands)	2018	2017	2016	2015	2014

Net interest income (GAAP)	$25,570	24,526	22,732	22,718	21,453
Tax-equivalent adjustment	613	1,205	1,276	1,342	1,288

Net interest income (Tax-equivalent)	$26,183	25,731	24,008	24,060	22,741

Table 2 - Selected Financial Data

	Year ended December 31
(Dollars in thousands, except per share amounts)	2018		2017	2016	2015	2014

Income statement
Tax-equivalent interest income (a)	$29,859		29,325	28,092	28,495	28,105
Total interest expense	3,676		3,594	4,084	4,435	5,364

Tax equivalent net interest income (a)	26,183		25,731	24,008	24,060	22,741

Provision for loan losses	—		(300)	(485)	200	50
Total noninterest income	3,325		3,441	3,383	4,532	3,933
Total noninterest expense	17,874		16,784	15,348	16,372	15,104

Net earnings before income taxes and tax-equivalent adjustment	11,634		12,688	12,528	12,020	11,520
Tax-equivalent adjustment	613		1,205	1,276	1,342	1,288
Income tax expense	2,187		3,637	3,102	2,820	2,784

Net earnings	$8,834		7,846	8,150	7,858	7,448

Per share data:
Basic and diluted net earnings	$2.42		2.15	2.24	2.16	2.04
Cash dividends declared	$0.96		0.92	0.90	0.88	0.86
Weighted average shares outstanding
Basic and diluted	3,643,780		3,643,616	3,643,504	3,643,428	3,643,278
Shares outstanding	3,643,868		3,643,668	3,643,523	3,643,478	3,643,328
Book value	$24.44		23.85	22.55	21.94	20.80
Common stock price
High	$53.50		40.25	31.31	30.39	25.80
Low	28.88		30.75	24.56	23.15	22.10
Period-end	$31.66		38.90	31.31	29.62	23.64
To earnings ratio	13.08	x	18.09	13.98	13.78	11.59
To book value	130%		163	139	135	114
Performance ratios:
Return on average equity	10.14%		9.17	9.65	9.98	10.53
Return on average assets	1.08%		0.94	0.98	0.98	0.97
Dividend payout ratio	39.67%		42.79	40.18	40.74	42.16
Average equity to average assets	10.63%		10.30	10.14	9.79	9.17
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.00%		1.05	1.08	1.01	1.20
Nonperforming loans	2,691%		160	196	158	433
Nonperforming assets as a % of:
Loans and other real estate owned	0.07%		0.66	0.59	0.70	0.41
Total assets	0.04%		0.35	0.30	0.36	0.21
Nonperforming loans as % of loans	0.04%		0.66	0.55	0.64	0.28
Net (recoveries) charge-offs as a % of average loans	(0.01	) %	(0.09)	(0.19)	0.18	0.12
Capital Adequacy:
CET 1 risk-based capital ratio	16.49%		16.42	16.44	15.28	na
Tier 1 risk-based capital ratio	16.49%		16.98	17.00	16.57	17.45
Total risk-based capital ratio	17.38%		17.91	17.95	17.44	18.54
Tier 1 leverage ratio	11.33%		10.95	10.27	10.35	10.32
Other financial data:
Net interest margin (a)	3.40%		3.29	3.05	3.17	3.15
Effective income tax rate	19.84%		31.67	27.57	26.41	27.21
Efficiency ratio (b)	60.57%		57.53	56.03	57.26	56.62
Selected period end balances:
Securities	$239,801		257,697	243,572	241,687	267,603
Loans, net of unearned income	476,908		453,651	430,946	426,410	402,954
Allowance for loan losses	4,790		4,757	4,643	4,289	4,836
Total assets	818,077		853,381	831,943	817,189	789,231
Total deposits	724,193		757,659	739,143	723,627	693,390
Long-term debt	—		3,217	3,217	7,217	12,217
Total stockholders’ equity	89,055		86,906	82,177	79,949	75,799

(a)	Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.
(b)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3 - Average Balance and Net Interest Income Analysis

	Year ended December 31
	2018			2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$457,610	$ 21,766	4.76%	$442,101	$ 20,781	4.70%
Securities - taxable	181,485	4,051	2.23%	197,108	4,229	2.15%
Securities - tax-exempt (2)	71,065	2,921	4.11%	69,881	3,545	5.07%

Total securities	252,550	6,972	2.76%	266,989	7,774	2.91%
Federal funds sold	28,689	554	1.93%	32,342	341	1.05%
Interest bearing bank deposits	31,339	567	1.81%	41,317	429	1.04%

Total interest-earning assets	770,188	29,859	3.88%	782,749	29,325	3.75%
Cash and due from banks	13,802			13,386
Other assets	35,539			34,291

Total assets	$819,529			$830,426

Interest-bearing liabilities:
Deposits:
NOW	$125,533	428	0.34%	$125,935	248	0.20%
Savings and money market	220,810	855	0.39%	230,121	852	0.37%
Certificates of deposits	184,010	2,329	1.27%	198,457	2,351	1.18%

Total interest-bearing deposits	530,353	3,612	0.68%	554,513	3,451	0.62%
Short-term borrowings	2,634	18	0.68%	3,476	18	0.52%
Long-term debt	1,022	46	4.50%	3,217	125	3.89%

Total interest-bearing liabilities	534,009	3,676	0.69%	561,206	3,594	0.64%
Noninterest-bearing deposits	195,924			180,891
Other liabilities	2,489			2,788
Stockholders’ equity	87,107			85,541

Total liabilities and and stockholders’ equity	$819,529			$830,426

Net interest income and margin		$26,183	3.40%		$25,731	3.29%

(1)	Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 21% for 2018 and 34% for prior years.

Table 4 - Volume and Rate Variance Analysis

	Years ended December 31, 2018 vs. 2017				Years ended December 31, 2017 vs. 2016
	Net	Due to change in			Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)		Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$985	247	738	$	328	(138)	466
Securities - taxable	(178)	171	(349)		947	298	649
Securities - tax-exempt (1)	(624)	(673)	49		(209)	(279)	70

Total securities	(802)	(502)	(300)		738	19	719
Federal funds sold	213	284	(71)		92	272	(180)
Interest bearing bank deposits	138	319	(181)		75	373	(298)

Total interest income	$534	348	186	$	1,233	526	707

Interest expense:
Deposits:
NOW	$180	181	(1)	$	(85)	(93)	8
Savings and money market	3	39	(36)		(38)	(29)	(9)
Certificates of deposits	(22)	161	(183)		(267)	(99)	(168)

Total interest-bearing deposits	161	381	(220)		(390)	(221)	(169)
Short-term borrowings	—	6	(6)		3	—	3
Long-term debt	(79)	20	(99)		(103)	24	(127)

Total interest expense	82	407	(325)		(490)	(197)	(293)

Net interest income	$452	(59)	511	$	1,723	723	1,000

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 21% for 2018 and 34% for prior years.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5 - Loan Portfolio Composition

	December 31

(In thousands)	2018	2017	2016	2015	2014

Commercial and industrial	$63,467	59,086	49,850	52,479	54,329
Construction and land development	40,222	39,607	41,650	43,694	37,298
Commercial real estate	261,896	239,033	220,439	203,853	192,006
Residential real estate	102,597	106,863	110,855	116,673	107,641
Consumer installment	9,295	9,588	8,712	10,220	12,335

Total loans	477,477	454,177	431,506	426,919	403,609
Less: unearned income	(569)	(526)	(560)	(509)	(655)

Loans, net of unearned income	476,908	453,651	430,946	426,410	402,954
Less: allowance for loan losses	(4,790)	(4,757)	(4,643)	(4,289)	(4,836)

Loans, net	$472,118	448,894	426,303	422,121	398,118

Table 6 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2018

	1 year	1 to 5	After 5		Adjustable	Fixed
(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$37,237	9,600	16,630	63,467	21,505	41,962	63,467
Construction and land development	22,910	16,420	892	40,222	16,016	24,206	40,222
Commercial real estate	34,196	98,083	129,617	261,896	11,932	249,964	261,896
Residential real estate	9,654	26,347	66,596	102,597	50,992	51,605	102,597
Consumer installment	3,359	5,372	564	9,295	422	8,873	9,295

Total loans	$107,356	155,822	214,299	477,477	100,867	376,610	477,477

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2018		2017	2016	2015	2014

Allowance for loan losses:
Balance at beginning of period	$4,757		4,643	4,289	4,836	5,268
Charge-offs:
Commercial and industrial	(52)		(449)	(97)	(100)	(46)
Construction and land development	—		—	—	—	(235)
Commercial real estate	(38)		—	(194)	(866)	—
Residential real estate	(26)		(107)	(182)	(89)	(438)
Consumer installment	(52)		(40)	(67)	(59)	(89)

Total charge-offs	(168)		(596)	(540)	(1,114)	(808)

Recoveries:
Commercial and industrial	70		461	29	22	71
Construction and land development	—		347	1,212	17	8
Commercial real estate	19		—	—	—	119
Residential real estate	79		115	127	313	112
Consumer installment	33		87	11	15	16

Total recoveries	201		1,010	1,379	367	326

Net recoveries (charge-offs)	33		414	839	(747)	(482)
Provision for loan losses	—		(300)	(485)	200	50

Ending balance	$4,790		4,757	4,643	4,289	4,836

as a % of loans	1.00	%	1.05	1.08	1.01	1.20
as a % of nonperforming loans	2,691	%	160	196	158	433
Net (recoveries) charge-offs as % of average loans	(0.01)%		(0.09)	(0.19)	0.18	0.12

Nonperforming assets:
Nonaccrual/nonperforming loans	$178		2,972	2,370	2,714	1,117
Other real estate owned	172		—	152	252	534

Total nonperforming assets	$350		2,972	2,522	2,966	1,651

as a % of loans and other real estate owned	0.07	%	0.66	0.59	0.70	0.41
as a % total assets	0.04	%	0.35	0.30	0.36	0.21
Nonperforming loans as a % of total loans	0.04	%	0.66	0.55	0.64	0.28
Accruing loans 90 days or more past due	$—		—	—	—	—

Table 8 - Allocation of Allowance for Loan Losses

	December 31
	2018			2017			2016			2015			2014
(Dollars in thousands)	Amount	%*		Amount	%*		Amount	%*		Amount	%*		Amount	%*
Commercial and industrial	$778	13.3	$	653	13.0	$	540	11.6	$	523	12.3	$	639	13.5
Construction and land development	700	8.4		734	8.7		812	9.7		669	10.2		974	9.2
Commercial real estate	2,218	54.9		2,126	52.7		2,071	51.0		1,879	47.8		1,928	47.5
Residential real estate	946	21.5		1,071	23.5		1,107	25.7		1,059	27.3		1,119	26.7
Consumer installment	148	1.9		173	2.1		113	2.0		159	2.4		176	3.1

Total allowance for loan losses	$4,790		$	4,757		$	4,643		$	4,289		$	4,836

*	Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2018

Maturity of:
3 months or less	$21,837
Over 3 months through 6 months	10,828
Over 6 months through 12 months	39,008
Over 12 months	47,357

Total CDs and other time deposits of $100,000 or more (1)	$119,030

(1)	Includes brokered certificates of deposit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 7A is set forth in ITEM 7 under the caption “Market and Liquidity Risk Management” and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2015.

Greenville, South Carolina

March 12, 2019

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

		December 31

(Dollars in thousands, except share data)	2018	2017
Assets:
Cash and due from banks	$13,043	$12,942
Federal funds sold	26,918	41,540
Interest bearing bank deposits	25,115	51,046

Cash and cash equivalents	65,076	105,528

Securities available-for-sale	239,801	257,697
Loans held for sale	383	1,922
Loans, net of unearned income	476,908	453,651
Allowance for loan losses	(4,790)	(4,757)

Loans, net	472,118	448,894

Premises and equipment, net	13,596	13,791
Bank-owned life insurance	18,765	18,330
Other assets	8,338	7,219

Total assets	$818,077	$853,381

Liabilities:
Deposits:
Noninterest-bearing	$201,648	$193,917
Interest-bearing	522,545	563,742

Total deposits	724,193	757,659
Federal funds purchased and securities sold under agreements to repurchase	2,300	2,658
Long-term debt	—	3,217
Accrued expenses and other liabilities	2,529	2,941

Total liabilities	729,022	766,475

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,779	3,771
Retained earnings	95,635	90,299
Accumulated other comprehensive loss, net	(3,763)	(566)
Less treasury stock, at cost - 313,267 shares and 313,467 shares at December 31, 2018 and 2017, respectively	(6,635)	(6,637)

Total stockholders’ equity	89,055	86,906

Total liabilities and stockholders’ equity	$818,077	$853,381

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

		Year ended December 31
(Dollars in thousands, except share and per share data)		2018	2017

Interest income:
Loans, including fees	$	21,766	$20,781
Securities:
Taxable		4,051	4,229
Tax-exempt		2,308	2,340
Federal funds sold and interest bearing bank deposits		1,121	770

Total interest income		29,246	28,120

Interest expense:
Deposits		3,612	3,451
Short-term borrowings		18	18
Long-term debt		46	125

Total interest expense		3,676	3,594

Net interest income		25,570	24,526
Provision for loan losses		—	(300)

Net interest income after provision for loan losses		25,570	24,826

Noninterest income:
Service charges on deposit accounts		749	746
Mortgage lending		655	777
Bank-owned life insurance		435	442
Other		1,486	1,425
Securities gains, net		—	51

Total noninterest income		3,325	3,441

Noninterest expense:
Salaries and benefits		10,653	10,011
Net occupancy and equipment		1,465	1,471
Professional fees		902	966
FDIC and other regulatory assessments		310	346
Other		4,544	3,990

Total noninterest expense		17,874	16,784

Earnings before income taxes		11,021	11,483
Income tax expense		2,187	3,637

Net earnings	$	8,834	$7,846

Net earnings per share:
Basic and diluted	$	2.42	$2.15

Weighted average shares outstanding:
Basic and diluted		3,643,780	3,643,616

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

		Year ended December 31

(Dollars in thousands)		2018		2017

Net earnings	$	8,834	$	7,846

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on all other securities		(3,197)		263
Reclassification adjustment for net gain on securities recognized in net earnings		—		(32)

Other comprehensive (loss) income		(3,197)		231

Comprehensive income	$	5,637	$	8,077

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive	Treasury

(Dollars in thousands, except share data)	Shares	Amount	capital	earnings	loss	stock	Total

Balance, December 31, 2016	3,957,135	$39	3,767	85,716	(708)	(6,637)	$82,177
Net earnings	—	—	—	7,846	—	—	7,846

Other comprehensive income	—	—	—	—	231	—	231

Reclassification of certain tax effects	—	—	—	89	(89)	—	—
Cash dividends paid ($0.92 per share)	—	—	—	(3,352)	—	—	(3,352)
Sale of treasury stock (145 shares)	—	—	4	—	—	—	4

Balance, December 31, 2017	3,957,135	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906

Net earnings	—	—	—	8,834	—	—	8,834

Other comprehensive loss	—	—	—	—	(3,197)	—	(3,197)

Cash dividends paid ($0.96 per share)	—	—	—	(3,498)	—	—	(3,498)
Sale of treasury stock (200 shares)	—	—	8	—	—	2	10

Balance, December 31, 2018	3,957,135	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Year ended December 31

(In thousands)		2018	2017

Cash flows from operating activities:
Net earnings	$	8,834	$7,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses		—	(300)
Depreciation and amortization		938	1,016
Premium amortization and discount accretion, net		2,025	2,133
Deferred tax expense		71	356
Net gain on securities available for sale		—	(51)
Net gain on sale of loans held for sale		(311)	(504)
Net gain on other real estate owned		—	(5)
Loans originated for sale		(27,681)	(29,796)
Proceeds from sale of loans		29,323	29,651
Increase in cash surrender value of bank owned life insurance		(435)	(442)
Net (increase) decrease in other assets		(221)	592
Net decrease in accrued expenses and other liabilities		(402)	(1,095)

Net cash provided by operating activities		$12,141	$9,401

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale		8,770	10,374
Proceeds from maturities of securities available-for-sale		22,673	32,945
Purchase of securities available-for-sale		(19,841)	(59,160)
Increase in loans, net		(24,749)	(22,291)
Net purchases of premises and equipment		(240)	(1,618)
Increase in FHLB stock		(20)	(13)
Proceeds from sale of other real estate owned		1,353	157

Net cash used in investing activities		$(12,054)	$(39,606)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits		7,731	12,027
Net (decrease) increase in interest-bearing deposits		(41,197)	6,489
Net decrease in federal funds purchased and securities sold under agreements to repurchase		(358)	(708)
Repayments or retirement of long-term debt		(3,217)	—
Dividends paid		(3,498)	(3,352)

Net cash (used in) provided by financing activities		$(40,539)	$14,456

Net change in cash and cash equivalents		$(40,452)	$(15,749)
Cash and cash equivalents at beginning of period		105,528	121,277

Cash and cash equivalents at end of period		$65,076	$105,528

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$3,616	$3,624
Income taxes		2,688	3,289
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure		$1,525	$—

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn National Bancorporation Capital Trust I was an affiliate of the Company and was included in these consolidated financial statements pursuant to the equity method of accounting. On April 27, 2018, the Trust was dissolved. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Accounting Standards Adopted in 2018

In 2018, the Company adopted new guidance related to the following Accounting Standards Update (“Update” or “ASU”):

•	ASU 2014-09, Revenue from Contracts with Customers;

•	ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities;

•	ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments; and

•	ASU 2016-18, Restricted Cash.

Information about these pronouncements is described in more detail below.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU’s core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption was permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. The Company adopted the ASU during the first quarter of 2018, as required, using a modified retrospective approach. The majority of the Company’s revenue stream is generated from interest income on loans and deposits, which are outside the scope of Topic 606. The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. The Company has evaluated the effect of Topic 606 on these fee-based income streams and concluded that adoption of the standard did not materially impact its financial statements. The following is a summary of the implementation considerations for the revenue streams that fall within the scope of Topic 606:

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

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, enhances the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Some of the amendments include the following: (1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (4) Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value; among others. For public business entities, the amendments of this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with (3) above, the Company measured the fair value of its loan portfolio as of December 31, 2018 using an exit price notion and will continue to do so going forward. See Note 16, Fair Value.

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

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2018, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the anticipated life of the security using the effective interest method, taking into consideration prepayment assumptions. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Nonmarketable equity investments

Nonmarketable equity investments include equity securities that are not publicly traded and securities acquired for various purposes. The Bank is required to maintain certain minimum levels of equity investments with certain regulatory and other entities in which the Bank has an ongoing business relationship based on the Bank’s common stock and surplus (with regard to the relationship with the Federal Reserve Bank) or outstanding borrowings (with regard to the relationship with the Federal Home Loan Bank of Atlanta). These nonmarketable equity securities are accounted for at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. The Company records these nonmarketable equity securities as a component of other assets, which are periodically evaluated for impairment. Management considers these nonmarketable equity securities to be long-term investments. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Fair Value Measurements

ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards. The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 16, Fair Value.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2018. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2018 and 2017, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2018	2017
Basic and diluted:
Net earnings	$8,834	$7,846
Weighted average common shares outstanding	3,643,780	3,643,616
Net earnings per share	$2.42	$2.15

NOTE 3: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2018 and 2017, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 4: SECURITIES

At December 31, 2018 and 2017, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2018 and 2017, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2018
Agency obligations (a)	$14,437	19,865	16,869	—	51,171	25	1,200	$52,346
Agency RMBS (a)	—	—	8,368	110,230	118,598	65	3,738	122,271
State and political subdivisions	—	3,682	7,726	58,624	70,032	518	692	70,206

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801	608	5,630	$244,823

December 31, 2017
Agency obligations (a)	$—	29,253	23,809	—	53,062	79	904	$53,887
Agency RMBS (a)	—	—	11,201	121,871	133,072	330	1,639	$134,381
State and political subdivisions	—	2,564	9,999	59,000	71,563	1,616	237	$70,184

Total available-for-sale	$—	31,817	45,009	180,871	257,697	2,025	2,780	$258,452

(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Securities with aggregate fair values of $133.1 million and $149.4 million at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments. The carrying amounts of nonmarketable equity investments were $1.4 million at December 31, 2018 and 2017, respectively. Nonmarketable equity investments include FHLB of Atlanta stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2018 and 2017, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2018:
Agency obligations	$4,724	28	44,307	1,172	49,031	$1,200
Agency RMBS	12,325	238	99,184	3,500	111,509	3,738
State and political subdivisions	14,840	181	14,384	511	29,224	692

Total	$31,889	447	157,875	5,183	189,764	$5,630

December 31, 2017:
Agency obligations	$14,381	99	20,353	805	34,734	$904
Agency RMBS	53,440	363	50,729	1,276	104,169	1,639
State and political subdivisions	2,009	22	10,155	215	12,164	237

Total	$69,830	484	81,237	2,296	151,067	$2,780

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At December 31, 2018 and 2017, respectively, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2018 and 2017, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.

	Year ended December 31

(Dollars in thousands)	2018	2017
Gross realized gains	$—	51

Realized gains, net	$—	51

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2018	2017

Commercial and industrial	$63,467	$59,086
Construction and land development	40,222	39,607
Commercial real estate:
Owner occupied	56,413	44,192
Multifamily	40,455	52,167
Other	165,028	142,674

Total commercial real estate	261,896	239,033
Residential real estate:
Consumer mortgage	56,223	59,540
Investment property	46,374	47,323

Total residential real estate	102,597	106,863
Consumer installment	9,295	9,588
Total loans	477,477	454,177
Less: unearned income	(569)	(526)
Loans, net of unearned income	$476,908	$453,651

Loans secured by real estate were approximately 84.9% of the total loan portfolio at December 31, 2018. At December 31, 2018, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2018 and 2017.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2018:
Commercial and industrial	$63,367	100	—	63,467	—	$63,467
Construction and land development	39,997	225	—	40,222	—	40,222
Commercial real estate:
Owner occupied	56,413	—	—	56,413	—	56,413
Multifamily	40,455	—	—	40,455	—	40,455
Other	165,028	—	—	165,028	—	165,028

Total commercial real estate	261,896	—	—	261,896	—	261,896
Residential real estate:
Consumer mortgage	54,446	1,599	—	56,045	178	56,223
Investment property	46,233	141	—	46,374	—	46,374

Total residential real estate	100,679	1,740	—	102,419	178	102,597
Consumer installment	9,254	41	—	9,295	—	9,295

Total	$475,193	2,106	—	477,299	178	$477,477

December 31, 2017:
Commercial and industrial	$59,047	8	—	59,055	31	$59,086
Construction and land development	39,607	—	—	39,607	—	39,607
Commercial real estate:
Owner occupied	44,192	—	—	44,192	—	44,192
Multifamily	52,167	—	—	52,167	—	52,167
Other	140,486	—	—	140,486	2,188	142,674

Total commercial real estate	236,845	—	—	236,845	2,188	239,033
Residential real estate:
Consumer mortgage	58,195	746	—	58,941	599	59,540
Investment property	46,871	312	—	47,183	140	47,323

Total residential real estate	105,066	1,058	—	106,124	739	106,863
Consumer installment	9,517	57	—	9,574	14	9,588

Total	$450,082	1,123	—	451,205	2,972	$454,177

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $12 thousand and $140 thousand for the years ended December 31, 2018 and 2017, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2018 and 2017, is presented below.

	Year ended December 31

(In thousands)	2018	2017

Beginning balance	$4,757	$4,643
Charged-off loans	(168)	(596)
Recovery of previously charged-off loans	201	1,010

Net recoveries	33	414
Provision for loan losses	—	(300)

Ending balance	$4,790	$4,757

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2018 and 2017, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the year ended December 31, 2018, the Company increased its look-back period to 39 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2016	$540	812	2,071	1,107	113	$4,643
Charge-offs	(449)	—	—	(107)	(40)	(596)
Recoveries	461	347	—	115	87	1,010

Net recoveries	12	347	—	8	47	414
Provision	101	(425)	55	(44)	13	(300)

Balance, December 31, 2017	$653	734	2,126	1,071	173	$4,757

Charge-offs	(52)	—	(38)	(26)	(52)	(168)
Recoveries	70	—	19	79	33	201

Net recoveries	18	—	(19)	53	(19)	33
Provision	107	(34)	111	(178)	(6)	—

Balance, December 31, 2018	$778	700	2,218	946	148	$4,790

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2018 and 2017.

	Collectively evaluated (1)		Individually evaluated (2)		Total

	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

December 31, 2018:
Commercial and industrial	$778	63,467	—	—	778	63,467
Construction and land development	700	40,222	—	—	700	40,222
Commercial real estate	2,218	261,739	—	157	2,218	261,896
Residential real estate	946	102,597	—	—	946	102,597
Consumer installment	148	9,295	—	—	148	9,295

Total	$4,790	477,320	—	157	4,790	477,477

December 31, 2017:
Commercial and industrial	$622	59,055	31	31	653	59,086
Construction and land development	734	39,607	—	—	734	39,607
Commercial real estate	2,115	236,322	11	2,711	2,126	239,033
Residential real estate	1,071	106,863	—	—	1,071	106,863
Consumer installment	173	9,588	—	—	173	9,588

Total	$4,715	451,435	42	2,742	4,757	454,177

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2018
Commercial and industrial	$61,568	1,377	522	—	$63,467
Construction and land development	39,481	—	741	—	40,222
Commercial real estate:
Owner occupied	55,942	154	317	—	56,413
Multifamily	40,455	—	—	—	40,455
Other	163,449	1,208	371	—	165,028

Total commercial real estate	259,846	1,362	688	—	261,896
Residential real estate:
Consumer mortgage	50,903	1,374	3,768	178	56,223
Investment property	45,463	173	738	—	46,374

Total residential real estate	96,366	1,547	4,506	178	102,597
Consumer installment	9,149	75	71	—	9,295

Total	$466,410	4,361	6,528	178	$477,477

December 31, 2017
Commercial and industrial	$58,842	94	119	31	$59,086
Construction and land development	39,049	90	468	—	39,607
Commercial real estate:
Owner occupied	43,615	240	337	—	44,192
Multifamily	52,167	—	—	—	52,167
Other	139,695	395	396	2,188	142,674

Total commercial real estate	235,477	635	733	2,188	239,033
Residential real estate:
Consumer mortgage	54,101	1,254	3,586	599	59,540
Investment property	46,463	53	667	140	47,323

Total residential real estate	100,564	1,307	4,253	739	106,863
Consumer installment	9,430	66	78	14	9,588

Total	$443,362	2,192	5,651	2,972	$454,177

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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2018 and 2017.

	December 31, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Owner occupied	$157	—	157

Total commercial real estate	157	—	157

Total impaired loans	$157	—	157	$—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2017
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Other	$3,630	(1,094)	2,536

Total commercial real estate	3,630	(1,094)	2,536

Total	$3,630	(1,094)	2,536

With allowance recorded:
Commercial and industrial	$52	(21)	31	$31
Commercial real estate:
Owner occupied	175	—	175	11

Total commercial real estate	175	—	175	11

Total	$227	(21)	206	$42

Total impaired loans	$3,857	(1,115)	2,742	$42

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2018		Year ended December 31, 2017
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$9	—	$50	—
Construction and land development	—	—	11	—
Commercial real estate:
Owner occupied	166	9	184	10
Other	1,145	—	2,096	1

Total commercial real estate	1,311	9	2,280	11

Total	$1,320	9	$2,341	11

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

The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2018
Commercial real estate:
Owner occupied	$157	—	157	$—

Total commercial real estate	157	—	157	—

Total	$157	—	157	$—

December 31, 2017
Commercial and industrial	$—	31	31	$31
Commercial real estate:
Owner occupied	175	—	175	11
Other	287	1,431	1,718	—

Total commercial real estate	462	1,431	1,893	11

Total	$462	1,462	1,924	$42

At December 31, 2018, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective years both before and after modification.

($ in thousands)	Number of contracts		Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2018
Commercial real estate:
Other	2	$	1,447	1,447

Total commercial real estate	2		1,447	1,447

Total	2	$	1,447	1,447

December 31, 2017
Commercial and industrial	1	$	34	34
Commercial real estate:
Other	1	$	1,275	1,266

Total commercial real estate	1		1,275	1,266

Total	2	$	1,309	1,300

The majority of the loans modified in a TDR during the years ended December 31, 2018 and 2017, respectively, included delays in required payments of principal and/or interest or where the only concession granted by the Company was that the interest rate at renewal was not considered to be a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during the year ended December 31, 2018. During the year ended December 31, 2017, the Company had no loans modified in a TDR within the previous 12 months for which there was a payment default.

($ in thousands)	Number of Contracts	Recorded investment (1)

December 31, 2018
Commercial real estate:
Other	1	$1,259

Total commercial real estate	1	1,259

Total	1	$1,259

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 is presented below.

	December 31
(Dollars in thousands)	2018	2017

Land	$7,473	7,473
Buildings and improvements	10,438	10,394
Furniture, fixtures, and equipment	3,357	3,161

Total premises and equipment	21,268	21,028
Less: accumulated depreciation	(7,672)	(7,237)

Premises and equipment, net	$13,596	13,791

Depreciation expense was approximately $435 thousand and $428 thousand for the years ended December 31, 2018 and 2017, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2018 and 2017.

	Year ended December 31

(Dollars in thousands)	2018	2017

Beginning balance	$1,644	1,952
Additions, net	208	224
Amortization expense	(411)	(533)
Change in valuation allowance	—	1

Ending balance	$1,441	1,644

Valuation allowance included in MSRs, net:
Beginning of period	$—	1
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,528	2,678
End of period	2,697	2,528

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2018 and 2017, respectively, are presented below.

	December 31

(Dollars in thousands)	2018	2017

Unpaid principal balance	$289,981	312,318
Weighted average prepayment speed (CPR)	8.3%	10.2
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.9%	3.8
Weighted average remaining maturity (months)	250	253
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2018, the weighted average amortization period for MSRs was 6.7 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2018

2019	$ 198
2020	174
2021	152
2022	131
2023	115

NOTE 8: DEPOSITS

At December 31, 2018, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2018

2019	$108,363
2020	28,888
2021	16,630
2022	20,966
2023	6,390

Total certificates of deposit and other time deposits	$181,237

Additionally, at December 31, 2018 and 2017, approximately $59.4 million and $55.2 million, respectively, of certificates of deposit and other time deposits were issued in denominations of $250 thousand or greater.

At December 31, 2018 and 2017, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 9: SHORT-TERM BORROWINGS

At December 31, 2018 and 2017, the composition of short-term borrowings is presented below.

	2018		2017

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—
Average during the year	2	2.50%	9	2.01%
Maximum outstanding at any month-end	—		—

Securities sold under agreements to repurchase:
As of December 31	$2,300	0.50%	$2,658	0.50%
Average during the year	2,632	0.50%	3,467	0.52%
Maximum outstanding at any month-end	3,241		4,152

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2018.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $5.6 million and $5.8 million at December 31, 2018 and 2017, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 10: LONG-TERM DEBT

At December 31, 2018 and 2017, the composition of long-term debt is presented below.

	2018		2017

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Subordinated debentures, due 2033	$—	— %	$3,217	4.63%

Total long-term debt	$—	— %	$3,217	4.63%

The Company formed Auburn National Bancorporation Capital Trust I (the “Trust”), a wholly-owned statutory business trust, in 2003. The Trust issued $7.0 million of trust preferred securities that were sold to third parties. The proceeds from the sale of the trust preferred securities and trust common securities that we held, were used to purchase junior subordinated debentures of $7.2 million from the Company, which are presented as long-term debt in the consolidated balance sheets and qualify for inclusion in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The debentures would have matured on December 31, 2033 and had been redeemable since December 31, 2008.

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

NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive (loss) income. Other comprehensive (loss) income for the years ended December 31, 2018 and 2017, is presented below.

	Pre-tax	Tax benefit	Net of

(In thousands)	amount	(expense)	tax amount

2018:
Unrealized net holding loss on all other securities	$(4,269)	1,072	(3,197)

Other comprehensive loss	$(4,269)	1,072	(3,197)

2017:
Unrealized net holding gain on all other securities	$417	(154)	263
Reclassification adjustment for net gain on securities recognized in net earnings	(51)	19	(32)

Other comprehensive income	$366	(135)	231

NOTE 12: INCOME TAXES

For the years ended December 31, 2018 and 2017 the components of income tax expense from continuing operations are presented below.

	Year ended December 31

(Dollars in thousands)	2018	2017

Current income tax expense:
Federal	$1,685	2,782
State	431	499

Total current income tax expense	2,116	3,281

Deferred income tax expense (benefit):
Federal	56	384
State	15	(28)

Total deferred income tax expense	71	356

Total income tax expense	$2,187	3,637

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively, to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2018 and 2017, is presented below.

	2018		2017

		Percent of		Percent of

		pre-tax		pre-tax

(Dollars in thousands)	Amount	earnings	Amount	earnings

Earnings before income taxes	$11,021		11,483

Income taxes at statutory rate	2,315	21.0%	3,904	34.0%
Tax-exempt interest	(515)	(4.7)	(813)	(7.0)
State income taxes, net of federal tax effect	361	3.3	325	2.8
Bank-owned life insurance	(92)	(0.8)	(150)	(1.3)
Federal tax reform impact	—	—	370	3.2
Other	118	1.0	1	—

Total income tax expense	$2,187	19.8%	3,637	31.7%

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The net tax expense recognized as a result of the remeasurement of deferred taxes is presented as Federal tax reform impact in the above table.

The Company had net deferred tax assets of $1.8 million and $0.8 million at December 31, 2018 and 2017, respectively, included in other assets on the consolidated balance sheets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31

(Dollars in thousands)	2018	2017

Deferred tax assets:
Allowance for loan losses	$1,203	1,195
Unrealized loss on securities	1,262	190
Other	135	216
Total deferred tax assets	2,600	1,601

Deferred tax liabilities:
Premises and equipment	280	241
Originated mortgage servicing rights	362	413
Other	168	158
Total deferred tax liabilities	810	812

Net deferred tax asset	$1,790	789

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2018 and 2017, is presented below.

	Year ended December 31
(Dollars in thousands)	2018	2017

Net deferred tax asset:
Balance, beginning of year	$789	1,280
Deferred tax expense related to continuing operations	(71)	(356)
Stockholders’ equity, for accumulated other comprehensive loss (income)	1,072	(135)

Balance, end of year	$1,790	789

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2018, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2019 relative to any tax positions taken prior to December 31, 2018. As of December 31, 2018, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2015 through 2018.

NOTE 13: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan that covers substantially all employees. Participants may contribute up to 10% of eligible compensation subject to certain limits based on federal tax laws. The Company’s matching contributions to the Plan are determined by the board of directors. Participants become 20% vested in their accounts after two years of service and 100% vested after six years of service. Company matching contributions to the Plan were $131 thousand and $127 thousand for the years ended December 31, 2018 and 2017, respectively, and are included in salaries and benefits expense.

NOTE 14: DERIVATIVE INSTRUMENTS

Financial derivatives are reported at fair value in other assets or other liabilities on the accompanying consolidated balance sheets. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For derivatives not designated as part of a hedging relationship, the gain or loss is recognized in current earnings within other noninterest income on the accompanying consolidated statements of earnings. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these swaps, the Company enters into offsetting positions in order to minimize the risk to the Company. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2018 and December 31, 2017, the Company had no derivative contracts to assist in managing its own interest rate sensitivity.

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

The Company had no interest rate swaps as of December 31, 2018. A summary of the Company’s interest rate swaps as of and for the year ended December 31, 2017 is presented below.

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

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2018	2017

Commitments to extend credit	$61,889	$57,014
Standby letters of credit	7,026	7,390

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $73 thousand and $79 thousand at December 31, 2018 and 2017, respectively.

Other Commitments

Minimum lease payments under leases classified as operating leases due in each of the five years subsequent to December 31, 2018, are as follows: 2019, $152 thousand; 2020, $94 thousand; 2021, $67 thousand; 2022, $60 thousand; 2023, $60 thousand.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2018 and 2017, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018:
Securities available-for-sale:
Agency obligations	$51,171	—	51,171	—
Agency RMBS	118,598	—	118,598	—
State and political subdivisions	70,032	—	70,032	—

Total securities available-for-sale	239,801	—	239,801	—

Total assets at fair value	$239,801	—	239,801	—

December 31, 2017:
Securities available-for-sale:
Agency obligations	$53,062	—	53,062	—
Agency RMBS	133,072	—	133,072	—
State and political subdivisions	71,563	—	71,563	—

Total securities available-for-sale	257,697	—	257,697	—
Other assets (1)	52	—	52	—

Total assets at fair value	$257,749	—	257,749	—

Other liabilities(1)	52	—	52	—

Total liabilities at fair value	$52	—	52	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018:
Loans held for sale	$383	—	383	—
Loans, net(1)	157	—	—	157
Other real estate owned	172	—	—	172
Other assets (2)	1,441	—	—	1,441

Total assets at fair value	$2,153	—	383	1,770

December 31, 2017:
Loans held for sale	$1,922	—	1,922	—
Loans, net(1)	2,700	—	—	2,700
Other assets (2)	1,644	—	—	1,644

Total assets at fair value	$6,266	—	1,922	4,344

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net, carried at lower of cost or estimated fair value.

At December 31, 2018 and 2017 and for the years then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)		Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

Nonrecurring:

Impaired loans	$	157	Appraisal	Appraisal discounts (%)	10.0%

Other real estate owned		172	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net		1,441	Discounted cash flow	Prepayment speed or CPR (%)	8.3%
				Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at December 31, 2018 and 2017 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand, interest-bearing demand, and savings deposits due to these products having no stated maturity. In addition, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2018:
Financial Assets:
Loans, net (1)	$472,118	$465,456	$—	$—	$465,456
Loans held for sale	383	397	—	397	—
Financial Liabilities:
Time Deposits	$181,237	$181,168	$—	$181,168	$—

December 31, 2017:
Financial Assets:
Loans, net (1)	$448,894	$447,468	$—	$—	$447,468
Loans held for sale	1,922	1,950	—	1,950	—
Financial Liabilities:
Time Deposits	$188,071	$185,564	$—	$185,564	$—
Long-term debt	3,217	3,217	—	3,217	—

(1) Represents loans, net of unearned income and the allowance for loan losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

NOTE 17: RELATED PARTY TRANSACTIONS

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2017	$3,068
New loans/advances	5,871
Repayments	(732)

Loans outstanding at December 31, 2018	$8,207

During 2018 and 2017, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2018 and 2017 amounted to $19.8 million and $17.8 million, respectively.

NOTE 18: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2018.

The Bank remains subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2018, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2018 and 2017 are presented below.

			Minimum for capital		Minimum to be
	Actual		adequacy purposes		well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2018:
Tier 1 Leverage Capital
AuburnBank	$91,719	11.33%	$32,368	4.00%	$40,461	5.00%

Common Equity Tier 1 Capital
AuburnBank	$91,719	16.49%	$25,031	4.50%	$36,156	6.50%

Tier 1 Risk-Based Capital
AuburnBank	$91,719	16.49%	$33,375	6.00%	$44,500	8.00%

Total Risk-Based Capital
AuburnBank	$96,661	17.38%	$44,500	8.00%	$55,625	10.00%

At December 31, 2017:
Tier 1 Leverage Capital
Auburn National Bancorporation	$90,382	10.95%	$33,012	4.00%	N/A	N/A
AuburnBank	89,217	10.82	32,978	4.00	$41,222	5.00%

Common Equity Tier 1 Capital
Auburn National Bancorporation	$87,382	16.42%	$23,949	4.50%	N/A	N/A
AuburnBank	89,217	16.74	23,987	4.50	$34,648	6.50%

Tier 1 Risk-Based Capital
Auburn National Bancorporation	$90,382	16.98%	$31,932	6.00%	N/A	N/A
AuburnBank	89,217	16.74	31,983	6.00	$42,644	8.00%

Total Risk-Based Capital
Auburn National Bancorporation	$95,300	17.91%	$42,576	8.00%	N/A	N/A
AuburnBank	94,135	17.66	42,644	8.00	$53,305	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2018, the Bank could have declared additional dividends of approximately $8.0 million without prior approval of regulatory authorities. As a result of this limitation, approximately $79.9 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 19: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2018	2017

Assets:
Cash and due from banks	$1,941	1,170
Investment in bank subsidiary	87,956	88,741
Other assets	626	1,760

Total assets	$90,523	91,671

Liabilities:
Accrued expenses and other liabilities	$1,468	1,548
Long-term debt	—	3,217

Total liabilities	1,468	4,765

Stockholders’ equity	89,055	86,906

Total liabilities and stockholders’ equity	$90,523	91,671

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2018	2017

Income:
Dividends from bank subsidiary	$6,533	3,471
Noninterest income	149	141

Total income	6,682	3,612

Expense:
Interest expense	51	125
Noninterest expense	237	225

Total expense	288	350

Earnings before income tax benefit and equity in undistributed earnings of bank subsidiary	6,394	3,262
Income tax benefit	(28)	(58)

Earnings before equity in undistributed earnings of bank subsidiary	6,422	3,320
Equity in undistributed earnings of bank subsidiary	2,412	4,526

Net earnings	$8,834	7,846

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2018	2017

Cash flows from operating activities:
Net earnings	$8,834	7,846
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net decrease (increase) in other assets	1,134	(879)
Net decrease in other liabilities	(70)	(109)
Equity in undistributed earnings of bank subsidiary	(2,412)	(4,526)

Net cash provided by operating activities	7,486	2,332

Cash flows from financing activities:
Repayments or retirement of long-term debt	(3,217)	—
Dividends paid	(3,498)	(3,352)

Net cash used in financing activities	(6,715)	(3,352)

Net change in cash and cash equivalents	771	(1,020)
Cash and cash equivalents at beginning of period	1,170	2,190

Cash and cash equivalents at end of period	$ 1,941	1,170

NOTE 20: REVENUE RECOGNITION

On January 1, 2018, the Company implemented ASU 2014-09, Revenue from Contracts with Customers, codified at ASC 606. The Company adopted ASC 606 using the modified retrospective transition method. As of December 31, 2017, the Company had no uncompleted customer contracts and, as a result, no cumulative transition adjustment was made to the Company’s accumulated deficit during the year ended December 31, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under legacy U.S. GAAP.

The majority of the Company’s revenue stream is generated from interest income on loans and deposits which are outside the scope of ASC 606.

The Company’s sources of income that fall within the scope of Topic 606 include service charges on deposits, investment services, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. The following is a summary of the revenue streams that fall within the scope of Topic 606:

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Elliott Davis, LLC, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Elliott Davis, LLC’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Auburn National Bancorporation, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows of the Company for the years then ended, and the related notes to the consolidated financial statements and our report dated March 12, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 12, 2019

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

As of December 31, 2018 the Company had no compensation plans under which equity securities of the Company are authorized for issuance.

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Earnings for the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to the Consolidated Financial Statements

(b)	Exhibits

3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002 (File No. 000-26486)).

3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

21.1	Subsidiaries of Registrant

31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by Robert W. Dumas, Chairman, President and Chief Executive Officer *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 12, 2019.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ ROBERT W. DUMAS
Robert W. Dumas
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT W. DUMAS Robert W. Dumas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2019

/S/ DAVID A. HEDGES David A. Hedges	EVP, Chief Financial Officer (Principal Financial Officer)	March 12, 2019

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 12, 2019

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 12, 2019

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 12, 2019

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 12, 2019

/S/ DAVID E. HOUSEL David E. Housel	Director	March 12, 2019

/S/ ANNE M. MAY Anne M. May	Director	March 12, 2019

/S/ AMY B. MURPHY Amy B. Murphy	Director	March 12, 2019

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 12, 2019

/S/ PATRICIA WADE Dr. Patricia Wade	Director	March 12, 2019