Form 10-Q
period 2019-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2019-05-06
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.01 par value per share	3,580,768 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2019	December 31, 2018

Assets:
Cash and due from banks	$17,054	$13,043
Federal funds sold	17,379	26,918
Interest-bearing bank deposits	49,069	25,115

Cash and cash equivalents	83,502	65,076

Securities available-for-sale	241,287	239,801
Loans held for sale	1,313	383
Loans, net of unearned income	472,650	476,908
Allowance for loan losses	(4,808)	(4,790)

Loans, net	467,842	472,118

Premises and equipment, net	14,928	13,596
Bank-owned life insurance	18,875	18,765
Other assets	7,267	8,338

Total assets	$835,014	$818,077

Liabilities:
Deposits:
Noninterest-bearing	$212,255	201,648
Interest-bearing	527,376	522,545

Total deposits	739,631	724,193
Federal funds purchased and securities sold under agreements to repurchase	1,633	2,300
Accrued expenses and other liabilities	2,801	2,529

Total liabilities	744,065	729,022

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,783	3,779
Retained earnings	97,280	95,635
Accumulated other comprehensive loss, net	(1,371)	(3,763)
Less Treasury stock, at cost - 375,650 shares and 313,267 shares at March 31, 2019 and December 31, 2018, respectively	(8,782)	(6,635)

Total stockholders’ equity	90,949	89,055

Total liabilities and stockholders’ equity	$835,014	$818,077

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2019	2018

Interest income:
Loans, including fees	$5,727	$5,231
Securities
Taxable	1,015	1,077
Tax-exempt	549	585
Federal funds sold and interest bearing bank deposits	352	302

Total interest income	7,643	7,195

Interest expense:
Deposits	1,021	872
Short-term borrowings	2	4
Long-term debt	—	35

Total interest expense	1,023	911

Net interest income	6,620	6,284
Provision for loan losses	—	—

Net interest income after provision for loan losses	6,620	6,284

Noninterest income:
Service charges on deposit accounts	184	179
Mortgage lending	189	206
Bank-owned life insurance	110	106
Other	672	362
Securities gains, net	5	—

Total noninterest income	1,160	853

Noninterest expense:
Salaries and benefits	2,938	2,668
Net occupancy and equipment	384	370
Professional fees	228	228
FDIC and other regulatory assessments	29	89
Other	1,032	1,047

Total noninterest expense	4,611	4,402

Earnings before income taxes	3,169	2,735

Income tax expense	626	540

Net earnings	$2,543	$2,195

Net earnings per share:
Basic and diluted	$0.70	$0.60

Weighted average shares outstanding:
Basic and diluted	3,614,741	3,643,683

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

Net earnings	$2,543	$2,195

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	2,396	(3,120)
Reclassification adjustment for net gain on securities recognized in net earnings	(4)	—

Other comprehensive income (loss)	2,392	(3,120)

Comprehensive income (loss)	$4,935	$(925)

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	Shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Outstanding	Stock	capital	earnings	loss	stock	Total

Balance, December 31, 2017	3,643,668	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	2,195	—	—	2,195
Other comprehensive loss	—	—	—	—	(3,120)	—	(3,120)
Cash dividends paid ($0.24 per share)	—	—	—	(874)	—	—	(874)
Sale of treasury stock	30	—	—	—	—	1	1

Balance, March 31, 2018	3,643,698	$39	$3,771	$91,620	$(3,686)	$(6,636)	$85,108

Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	2,543	—	—	2,543
Other comprehensive income	—	—	—	—	2,392	—	2,392
Cash dividends paid ($0.25 per share)	—	—	—	(898)	—	—	(898)
Stock repurchases	(62,518)	—	—	—	—	(2,147)	(2,147)
Sale of treasury stock	135	—	4	—	—	—	4

Balance, March 31, 2019	3,581,485	$39	$3,783	$97,280	$(1,371)	$(8,782)	$90,949

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
(In thousands)	2019	2018

Cash flows from operating activities:
Net earnings	$2,543	$2,195
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	212	217
Premium amortization and discount accretion, net	423	512
Net gain on securities available-for-sale	(5)	—
Net gain on sale of loans held for sale	(86)	(106)
Loans originated for sale	(5,045)	(6,932)
Proceeds from sale of loans	4,159	7,990
Increase in cash surrender value of bank-owned life insurance	(110)	(106)
Net decrease in other assets	181	78
Net increase (decrease) in accrued expenses and other liabilities	276	(747)

Net cash provided by operating activities	2,548	3,101

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	10,264	9,187
Purchase of securities available-for-sale	(8,974)	(15,346)
Decrease in loans, net	4,276	9,822
Net purchases of premises and equipment	(1,446)	(20)
Decrease (increase) in FHLB stock	32	(20)

Net cash provided by investing activities	4,152	3,623

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	10,607	4,368
Net increase (decrease) in interest-bearing deposits	4,831	(24,695)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(667)	213
Stock repurchases	(2,147)	—
Dividends paid	(898)	(874)

Net cash provided by (used in) financing activities	11,726	(20,988)

Net change in cash and cash equivalents	18,426	(14,264)
Cash and cash equivalents at beginning of period	65,076	105,528

Cash and cash equivalents at end of period	$83,502	$91,264

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,033	$933
Income taxes	—	848
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure	—	—

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

•

Gains on sales of other real estate – a gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. Topic 606 lists several criteria required to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled and the analysis is now based on various factors including not only the loan to value, but also the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2019. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2019, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2016-02, Leases; and

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

Information about these pronouncements is described in more detail below.

ASU 2016-02, Leases, requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-10 and 2018-11, which are designed to make targeted improvements to and clarifications regarding ASU 2016-02. The Company adopted ASU No. 2016-02 on January 1, 2019. ASU No. 2016-02 did not have a material impact on the Company’s Consolidated Financial Statements due to the fact the Company does not have any marked leases.

ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, improves the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduces the complexity of and simplifies the application of hedge accounting by preparers. The Company adopted ASU No. 2017-12 on January 1, 2019. ASU No. 2017-12 did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2019 and 2018, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2019 and 2018, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2019	2018

Basic and diluted:
Net earnings	$2,543	$2,195
Weighted average common shares outstanding	3,614,741	3,643,683

Net earnings per share	$0.70	$0.60

NOTE 3: SECURITIES

At March 31, 2019 and December 31, 2018, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2019 and December 31, 2018, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2019
Agency obligations (a)	$14,468	21,862	14,645	—	50,975	21	763	$51,717
Agency RMBS (a)	—	—	11,222	109,782	121,004	162	2,143	122,985
State and political subdivisions	—	1,594	6,768	60,946	69,308	1,118	226	68,416

Total available-for-sale	$14,468	23,456	32,635	170,728	241,287	1,301	3,132	$243,118

December 31, 2018
Agency obligations (a)	$14,437	19,865	16,869	—	51,171	25	1,200	$52,346
Agency RMBS (a)	—	—	8,368	110,230	118,598	65	3,738	122,271
State and political subdivisions	—	3,682	7,726	58,624	70,032	518	692	70,206

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801	608	5,630	$244,823

(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $166.5 million and $133.1 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at March 31, 2019 and December 31, 2018, respectively. Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2019 and December 31, 2018, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2019:
Agency obligations	$—	—	49,159	763	$49,159	763
Agency RMBS	—	—	107,503	2,143	107,503	2,143
State and political subdivisions	—	—	13,273	226	13,273	226

Total	$—	—	169,935	3,132	$169,935	3,132

December 31, 2018:
Agency obligations	$4,724	28	44,307	1,172	$49,031	1,200
Agency RMBS	12,325	238	99,184	3,500	111,509	3,738
State and political subdivisions	14,840	181	14,384	511	29,224	692

Total	$31,889	447	157,875	5,183	$189,764	5,630

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2019 and December 31, 2018, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the three months ended March 31, 2019 and 2018, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

Gross realized gains	$5	$—

Realized gains, net	$5	$—

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2019	December 31, 2018

Commercial and industrial	$50,898	$63,467
Construction and land development	44,931	40,222
Commercial real estate:
Owner occupied	61,379	56,413
Multi-family	40,110	40,455
Other	163,660	165,028

Total commercial real estate	265,149	261,896
Residential real estate:
Consumer mortgage	55,115	56,223
Investment property	48,516	46,374

Total residential real estate	103,631	102,597
Consumer installment	8,564	9,295

Total loans	473,173	477,477
Less: unearned income	(523)	(569)

Loans, net of unearned income	$472,650	$476,908

Loans secured by real estate were approximately 87.4% of the Company’s total loan portfolio at March 31, 2019. At March 31, 2019, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March 31, 2019 and December 31, 2018.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

March 31, 2019:
Commercial and industrial	$50,470	428	—	50,898	—	$50,898
Construction and land development	44,779	152	—	44,931	—	44,931
Commercial real estate:
Owner occupied	61,379	—	—	61,379	—	61,379
Multi-family	40,110	—	—	40,110	—	40,110
Other	163,660	—	—	163,660	—	163,660

Total commercial real estate	265,149	—	—	265,149	—	265,149
Residential real estate:
Consumer mortgage	54,899	47	—	54,946	169	55,115
Investment property	48,224	292	—	48,516	—	48,516

Total residential real estate	103,123	339	—	103,462	169	103,631
Consumer installment	8,556	8	—	8,564	—	8,564

Total	$472,077	927	—	473,004	169	$473,173

December 31, 2018:
Commercial and industrial	$63,367	100	—	63,467	—	$63,467
Construction and land development	39,997	225	—	40,222	—	40,222
Commercial real estate:
Owner occupied	56,413	—	—	56,413	—	56,413
Multi-family	40,455	—	—	40,455	—	40,455
Other	165,028	—	—	165,028	—	165,028

Total commercial real estate	261,896	—	—	261,896	—	261,896
Residential real estate:
Consumer mortgage	54,446	1,599	—	56,045	178	56,223
Investment property	46,233	141	—	46,374	—	46,374

Total residential real estate	100,679	1,740	—	102,419	178	102,597
Consumer installment	9,254	41	—	9,295	—	9,295

Total	$475,193	2,106	—	477,299	178	$477,477

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2019, the Company increased its look-back period to 40 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2019
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	—	—	—	—	(15)	(15)
Recoveries	18	—	—	14	1	33

Net recoveries (charge-offs)	18	—	—	14	(14)	18
Provision for loan losses	(110)	73	33	(30)	34	—

Ending balance	$686	773	2,251	930	168	$4,808

	March 31, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	—	(4)	(2)	(58)
Recoveries	14	—	—	16	3	33

Net (charge-offs) recoveries	(38)	—	—	12	1	(25)
Provision for loan losses	109	(64)	(7)	(30)	(8)	—

Ending balance	$724	670	2,119	1,053	166	$4,732

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2019 and 2018.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

March 31, 2019:
Commercial and industrial	$686	50,898	—	—	686	50,898
Construction and land development	773	44,931	—	—	773	44,931
Commercial real estate	2,251	265,149	—	—	2,251	265,149
Residential real estate	930	103,631	—	—	930	103,631
Consumer installment	168	8,564	—	—	168	8,564

Total	$4,808	473,173	—	—	4,808	473,173

March 31, 2018:
Commercial and industrial	$694	57,847	30	30	724	57,877
Construction and land development	670	35,910	—	—	670	35,910
Commercial real estate	2,113	232,014	6	2,331	2,119	234,345
Residential real estate	1,053	106,496	—	—	1,053	106,496
Consumer installment	166	9,685	—	—	166	9,685

Total	$4,696	441,952	36	2,361	4,732	444,313

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

March 31, 2019:
Commercial and industrial	$49,507	821	570	—	$50,898
Construction and land development	44,212	—	719	—	44,931
Commercial real estate:
Owner occupied	60,913	152	314	—	61,379
Multi-family	40,110	—	—	—	40,110
Other	162,484	1,152	24	—	163,660

Total commercial real estate	263,507	1,304	338	—	265,149
Residential real estate:
Consumer mortgage	50,300	1,612	3,034	169	55,115
Investment property	47,657	169	690	—	48,516

Total residential real estate	97,957	1,781	3,724	169	103,631
Consumer installment	8,364	70	130	—	8,564

Total	$463,547	3,976	5,481	169	$473,173

December 31, 2018:
Commercial and industrial	$61,568	1,377	522	—	$63,467
Construction and land development	39,481	—	741	—	40,222
Commercial real estate:
Owner occupied	55,942	154	317	—	56,413
Multi-family	40,455	—	—	—	40,455
Other	163,449	1,208	371	—	165,028

Total commercial real estate	259,846	1,362	688	—	261,896
Residential real estate:
Consumer mortgage	50,903	1,374	3,768	178	56,223
Investment property	45,463	173	738	—	46,374

Total residential real estate	96,366	1,547	4,506	178	102,597
Consumer installment	9,149	75	71	—	9,295

Total	$466,410	4,361	6,528	178	$477,477

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

The Company had no impaired loans at March 31, 2019. The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2018.

	December 31, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)		Related allowance

With no allowance recorded:
Commercial real estate:
Owner occupied	$157	—	157

Total commercial real estate	157	—	157

Total impaired loans	$157	—	157	$	—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
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

	Quarter ended March 31, 2019		Quarter ended March 31, 2018
	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$—	$—	$30	$—
Commercial real estate:
Owner occupied	$78	$9	$172	$3
Other	—	—	2,347	—

Total commercial real estate	$78	$9	$2,519	$3

Total	$78	$9	$2,549	$3

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

The Company had no TDRs as of March 31, 2019. The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of December 31, 2018.

	TDRs
(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2018
Commercial real estate:
Owner occupied	$157	—	157	$—

Total commercial real estate	$157	—	157	$—

Total	$157	—	157	$—

At March 31, 2019, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective period both before and after their modification.

	Quarter ended March 31, 2019			Quarter ended March 31, 2018
		Pre-	Post -		Pre-	Post -

		modification	modification		modification	modification

	Number	outstanding	outstanding	Number	outstanding	outstanding

	of	recorded	recorded	of	recorded	recorded

(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

TDRs:
Commercial real estate:
Other	—	$—	—	1	$737	737

Total commercial real estate	—	$—	—	1	$737	737

Total	—	$—	—	1	$737	737

There were no loans modified in a TDR during the quarter ended March 31, 2019. One loan was modified in a TDR during the quarter ended March 31, 2018. The only concession granted by the Company was a delay in the required payment of interest.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. During the quarter ended March 31, 2019, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

	Quarter ended March 31, 2019		Quarter ended March 31, 2018

	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Contracts	investment (1)	Contracts	investment (1)

TDRs:
Commercial real estate:
Other	—	$—	1	$1,259

Total commercial real estate	—	—	1	1,259

Total	—	$—	1	$1,259

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2019 and 2018 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

MSRs, net:
Beginning balance	$1,441	$1,644
Additions, net	41	53
Amortization expense	(72)	(93)

Ending balance	$1,410	$1,604

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,697	$2,528
End of period	2,591	2,738

NOTE 6: FAIR VALUE

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the three months ended March 31, 2019, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2019:
Securities available-for-sale:
Agency obligations	$50,975	—	50,975	—
Agency RMBS	121,004	—	121,004	—
State and political subdivisions	69,308	—	69,308	—

Total securities available-for-sale	241,287	—	241,287	—

Total assets at fair value	$241,287	—	241,287	—

December 31, 2018:
Securities available-for-sale:
Agency obligations	$51,171	—	51,171	—
Agency RMBS	118,598	—	118,598	—
State and political subdivisions	70,032	—	70,032	—

Total securities available-for-sale	239,801	—	239,801	—

Total assets at fair value	$239,801	—	239,801	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2019:
Loans held for sale	$1,313	—	1,313	—
Other assets (2)	1,582	—	—	1,582

Total assets at fair value	$2,895	—	1,313	1,582

December 31, 2018:
Loans held for sale	$383	—	383	—
Loans, net (1)	157	—	—	157
Other assets (2)	1,613	—	—	1,613

Total assets at fair value	$2,153	—	383	1,770

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2019 and December 31, 2018 and for the quarter and year then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

March 31, 2019:

Other real estate owned	$172	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,410	Discounted cash flow	Prepayment speed or CPR (%)	8.9%

			Discount rate (%)	10.0%

December 31, 2018:

Impaired loans	$157	Appraisal	Appraisal discounts (%)	10.0%

Other real estate owned	172	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,441	Discounted cash flow	Prepayment speed or CPR (%)	8.3%

			Discount rate (%)	10.0%

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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Loans, net

Fair values for loans were calculated using discounted cash flows. The discount rates reflected current rates at which similar loans would be made for the same remaining maturities. Expected future cash flows were projected based on contractual cash flows, adjusted for estimated prepayments. The fair value of loans was measured using an exit price notion.

Loans held for sale

Fair values of loans held for sale are determined using quoted secondary market prices for similar loans.

Time Deposits

Fair values for time deposits were estimated using discounted cash flows. The discount rates were based on rates currently offered for deposits with similar remaining maturities.

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2019 and December 31, 2018 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

March 31, 2019:
Financial Assets:
Loans, net (1)	$467,842	$461,192	$—	$—	$461,192
Loans held for sale	1,313	1,346	—	1,346	—
Financial Liabilities:
Time Deposits	$168,857	$169,184	$—	$169,184	$—

December 31, 2018:
Financial Assets:
Loans, net (1)	$472,118	$465,456	$—	$—	$465,456
Loans held for sale	383	397	—	397	—
Financial Liabilities:
Time Deposits	$181,237	$181,168	$—	$181,168	$—

(1) Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2019 and 2018, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

•

the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Net interest income (a)	$6,766	$6,440
Less: tax-equivalent adjustment	146	156

Net interest income (GAAP)	6,620	6,284
Noninterest income	1,160	853

Total revenue	7,780	7,137
Noninterest expense	4,611	4,402
Income tax expense	626	540

Net earnings	$2,543	$2,195

Basic and diluted earnings per share	$0.70	$0.60

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $2.5 million for the first quarter of 2019, compared to $2.2 million for the first quarter of 2018. Basic and diluted earnings per share were $0.70 per share for the first quarter of 2019, compared to $0.60 per share for the first quarter of 2018.

Net interest income (tax-equivalent) was $6.8 million for the first quarter of 2019, a 5% increase compared to $6.4 million for the first quarter of 2018. This increase was primarily due to loan growth and recent increases in short-term market interest rates. Average loans were up 6% to $477.3 million in the first quarter of 2019, compared to $451.3 million in the first quarter of 2018. The Company’s net interest margin (tax-equivalent) increased to 3.54% in the first quarter of 2019, compared to 3.29% for the first quarter of 2018 as yields on earning assets improved.

The Company recorded no provision for loan losses during the first quarter of 2019 and 2018, respectively. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $1.2 million for the first quarter of 2019 compared to $0.9 million for the first quarter of 2018. The increase was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018 related to misappropriation of assets.

Noninterest expense was $4.6 million for the first quarter of 2019 compared to $4.4 million for the first quarter of 2018. The increase was primarily due to routine annual increases in salaries and benefits expense.

Income tax expense was $0.6 million and $0.5 million for the first quarter of 2019 and 2018, respectively, reflecting an effective tax rate of 19.75% and 19.74%, respectively.

The Company paid cash dividends of $0.25 per share in the first quarter of 2019, an increase of 4.2% from the same period of 2018. At March 31, 2019, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.06%, a tier 1 leverage ratio of 10.87% and common equity tier 1 (“CET1”) of 16.17% at March 31, 2019.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups.    At March 31, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2019, the Company increased its look-back period to 40 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair Value Determination

U.S. GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 6, Fair Value, of the consolidated financial statements that accompany this report.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2019		2018
	Average	Yield/	Average	Yield/

(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$478,059	4.86%	$452,496	4.69%
Securities - taxable	171,543	2.40%	193,918	2.25%
Securities - tax-exempt	68,481	4.12%	71,708	4.19%

Total securities	240,024	2.89%	265,626	2.78%
Federal funds sold	21,404	2.37%	27,914	1.54%
Interest bearing bank deposits	36,676	2.51%	47,411	1.68%

Total interest-earning assets	776,163	4.07%	793,447	3.76%

Deposits:
NOW	132,358	0.54%	145,932	0.31%
Savings and money market	220,311	0.41%	221,260	0.36%
Time Deposits	177,186	1.43%	187,440	1.21%

Total interest-bearing deposits	529,855	0.78%	554,632	0.64%
Short-term borrowings	1,974	0.49%	2,976	0.55%
Long-term debt	—	—	3,217	4.41%

Total interest-bearing liabilities	531,829	0.78%	560,825	0.66%

Net interest income and margin (tax-equivalent)	$6,766	3.54%	$6,440	3.29%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.8 million for the first quarter of 2019 compared to $6.4 million for the first quarter of 2018. This increase was primarily due to improved yields on interest-earning assets and loan growth.

Expansion of our interest-earning asset yields was primarily driven by loan growth and recent increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits.

The cost of total interest-bearing liabilities was 0.78% for the first quarter of 2019, an increase of 12 basis points compared to the first quarter of 2018. This increase in our funding costs was primarily due to higher prevailing market interest rates.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced interest-earning asset yields during the extended period of low interest rates, increased competition for quality loan opportunities, and possible increases in our costs of funds, if the Federal Reserve resumes its gradual increase in interest rates. The Company anticipates that this challenging, and competitive environment will continue throughout 2019. However, the Company believes its net interest income should continue to increase in 2019 compared to 2018 primarily due to an increase in average loan balances and improvements in our funding mix.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first quarter of 2019 and 2018, respectively. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.02% at March 31, 2019, compared to 1.00% at December 31, 2018.

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

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

Service charges on deposit accounts	$184	$179
Mortgage lending income	189	206
Bank-owned life insurance	110	106
Securities gains, net	5	—
Other	672	362

Total noninterest income	$1,160	$853

The increase in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018 related to misappropriation of assets.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

Origination income, net	$86	$106
Servicing fees, net	103	100

Total mortgage lending income	$189	$206

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2019	2018

Salaries and benefits	$2,938	$2,668
Net occupancy and equipment	384	370
Professional fees	228	228
FDIC and other regulatory assessments	29	89
Other	1,032	1,047

Total noninterest expense	$4,611	$4,402

The increase in noninterest expense was primarily due to routine annual increases in salaries and benefits expense.

Income Tax Expense

Income tax expense was $0.6 million and $0.5 million for the first quarter of 2019 and 2018 reflecting an effective tax rate of 19.75% and 19.74%, respectively.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $241.3 million at March 31, 2019 compared to $239.8 million at December 31, 2018. The average annualized tax-equivalent yields earned on total securities were 2.89% in 2019 and 2.78% in 2018.

Loans

	2019	2018
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$50,898	63,467	52,430	52,921	57,877
Construction and land development	44,931	40,222	45,109	42,675	35,910
Commercial real estate	265,149	261,896	250,150	246,129	234,345
Residential real estate	103,631	102,597	103,329	105,705	106,496
Consumer installment	8,564	9,295	9,942	9,824	9,685

Total loans	473,173	477,477	460,960	457,254	444,313
Less: unearned income	(523)	(569)	(633)	(682)	(509)

Loans, net of unearned income	$472,650	476,908	460,327	456,572	443,804

Total loans, net of unearned income, were $472.7 million at March 31, 2019, compared to $476.9 million at December 31, 2018. The decrease of $4.2 million was primarily due to pay-downs in commercial and industrial loans, which was partially offset by increases in the construction and land development and commercial real estate portfolio segments. Four loan categories represented the majority of the loan portfolio at March 31, 2019: commercial real estate (56%), residential real estate (22%), construction and land development (10%) and commercial and industrial (11%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2019.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $12.0 million, or 3% of total loans, at March 31, 2019, compared to $12.3 million, or 3% of total loans, at December 31, 2018. For residential real estate mortgage loans with a consumer purpose, $0.6 million required interest-only payments at March 31, 2019, compared to $0.5 million at December 31, 2018. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.86% in the first quarter of 2019 and 4.69% in the first quarter of 2018.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.1 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.2 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2019, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2019 (and related balances at December 31, 2018).

	March 31,	December 31,

(In thousands)	2019	2018

Hotel/motel	$45,204	$47,936
Lessors of 1 to 4 family residential properties	48,516	46,374
Multi-family residential properties	40,110	40,455
Office buildings	36,796	35,789
Shopping centers	30,590	25,421

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.8 million at March 31, 2019 and December 31, 2018, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2019 and the previous four quarters is presented below.

	2019	2018
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,790	4,785	4,750	4,732	4,757
Charge-offs:
Commercial and industrial	—	—	—	—	(52)
Commercial real estate	—	—	—	(39)	—
Residential real estate	—	(11)	(11)	—	(4)
Consumer installment	(15)	(42)	(7)	—	(2)

Total charge-offs	(15)	(53)	(18)	(39)	(58)
Recoveries	33	58	53	57	33

Net recoveries (charge-offs)	18	5	35	18	(25)

Ending balance	$4,808	4,790	4,785	4,750	4,732

as a % of loans	1.02%	1.00	1.04	1.04	1.07
as a % of nonperforming loans	2,845%	2,691	512	430	146
Net (recoveries) charge-offs as % of average loans (a)	(0.02)%	—	(0.03)	(0.02)	0.02

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.02% at March 31, 2019, compared to 1.00% at December 31, 2018. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At March 31, 2019, the Company had $0.3 million in nonperforming assets compared to $0.4 million at December 31, 2018, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2019 and the previous four quarters.

	2019	2018
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$169	178	934	1,104	3,239
Other real estate owned	172	172	137	137	—

Total nonperforming assets	$341	350	1,071	1,241	3,239

as a % of loans and other real estate owned	0.07%	0.07	0.23	0.27	0.73
as a % of total assets	0.04%	0.04	0.13	0.15	0.39
Nonperforming loans as a % of total loans	0.04%	0.04	0.20	0.24	0.73
Accruing loans 90 days or more past due	$—	—	—	—	—

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2019 and the previous four quarters.

	2019	2018
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Commercial and industrial	$—	—	—	—	234
Construction and land development	—	—	36	36	—
Commercial real estate	—	—	696	710	2,463
Residential real estate	169	178	194	347	530
Consumer installment	—	—	8	11	12

Total nonaccrual loans	$169	178	934	1,104	3,239

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2019 and December 31, 2018, respectively, the Company had $0.2 million in loans on nonaccrual status.

At March 31, 2019 and December 31, 2018 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the first quarter of 2019 and the previous four quarters.

	2019	2018
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$172	172	137	137	—

Total other real estate owned	$172	172	137	137	—

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.5 million, or 1.2% of total loans at March 31, 2019, and $6.5 million, or 1.4% of total loans at December 31, 2018.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2019 and the previous four quarters.

	2019	2018
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$570	522	96	218	112
Construction and land development	719	741	763	657	450
Commercial real estate	338	688	698	710	725
Residential real estate	3,724	4,506	4,025	3,929	3,992
Consumer installment	130	71	69	51	70

Total potential problem loans	$5,481	6,528	5,651	5,565	5,349

At March 31, 2019, approximately $0.1 million, or 1% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2019 and the previous four quarters.

	2019	2018
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$428	100	10	108	3
Construction and land development	152	225	241	138	253
Residential real estate	339	1,740	186	885	573
Consumer installment	8	41	17	7	9

Total	$927	2,106	454	1,138	838

Deposits

Total deposits were $739.6 million at March 31, 2019, compared to $724.2 million at December 31, 2018. The increase was due to growth of $4.8 million in interest-bearing deposits and $10.6 million in noninterest-bearing deposits during the first quarter of 2019. Noninterest-bearing deposits were $212.3 million, or 28.7% of total deposits, at March 31, 2019, compared to $201.6 million, or 27.8% of total deposits at December 31, 2018.

The average rate paid on total interest-bearing deposits was 0.78% in the first quarter of 2019 and 0.64% in the first quarter of 2018.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2019, and at December 31, 2018, respectively. Securities sold under agreements to repurchase totaled $1.6 million at March 31, 2019, compared to $2.3 million at December 31, 2018.

The average rate paid on short-term borrowings was 0.49% in the first quarter of 2019 compared to 0.55% in the first quarter of 2018.

The Company had no long-term debt at March 31, 2019 and December 31, 2018.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $90.9 million and $89.1 million as of March 31, 2019 and December 31, 2018, respectively. The increase from December 31, 2018 was primarily due to other comprehensive income due to the change in unrealized losses on securities available-for-sale, net-of-tax, of $2.4 million and net earnings of $2.5 million, which were partially offset by the repurchase of shares in the Company’s stock of $2.1 million and cash dividends paid of $0.9 million. During the first quarter of 2019, the Company repurchased 62,518 shares under the Company’s stock repurchase program, which was authorized on January 15, 2019. These shares were repurchased at an average cost per share of $34.34 and a total cost of $2.1 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2019, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

The Bank’s tier 1 leverage ratio was 10.87%, CET1 risk-based capital ratio was 16.17%, tier 1 risk-based capital ratio was 16.17%, and total risk-based capital ratio was 17.06% at March 31, 2019. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 9.06% at March 31, 2019.

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

At March 31, 2019, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At March 31, 2019, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2019 and December 31, 2018, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2019, the Bank had a remaining available line of credit with the FHLB of $239.5 million. At March 31, 2019, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At March 31, 2019, the Bank had outstanding standby letters of credit of $5.9 million and unfunded loan commitments outstanding of $63.2 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2019, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $288.4 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first quarter of 2019 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at March 31, 2019.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2019, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2018- 15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (i) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (ii) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement; (iii) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element; and (iv) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.

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

	2019	2018
	First	Fourth	Third	Second	First

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,620	6,547	6,422	6,317	6,284
Tax-equivalent adjustment	146	152	153	152	156

Net interest income (Tax-equivalent)	$6,766	6,699	6,575	6,469	6,440

Table 2 – Selected Quarterly Financial Data

	2019	2018
	First	Fourth	Third	Second	First
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,766	6,699	6,575	6,469	6,440
Less: tax-equivalent adjustment	146	152	153	152	156

Net interest income (GAAP)	6,620	6,547	6,422	6,317	6,284
Noninterest income	1,160	842	791	839	853

Total revenue	7,780	7,389	7,213	7,156	7,137
Noninterest expense	4,611	4,396	4,750	4,326	4,402
Income tax expense	626	593	488	566	540

Net earnings	$2,543	2,400	1,975	2,264	2,195

Per share data:
Basic and diluted net earnings	$0.70	0.66	0.54	0.62	0.60
Cash dividends declared	0.25	0.24	0.24	0.24	0.24
Weighted average shares outstanding:
Basic and diluted	3,614,741	3,643,868	3,643,834	3,643,731	3,643,683
Shares outstanding, at period end	3,581,485	3,643,868	3,643,868	3,643,793	3,643,698
Book value	$25.39	24.44	23.45	23.53	23.36
Common stock price
High	$39.43	41.50	53.50	50.99	39.25
Low	30.61	28.88	38.31	37.40	35.50
Period end:	39.43	31.66	38.32	49.61	39.06
To earnings ratio	15.71	13.14	16.96	21.48	17.44
To book value	155%	130	163	211	167
Performance ratios:
Return on average equity	11.31%	11.05	9.08	10.48	9.95
Return on average assets	1.23%	1.20	0.97	1.10	1.04
Dividend payout ratio	35.71%	36.36	44.44	38.71	40.00
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.02%	1.00	1.04	1.04	1.07
Nonperforming loans	2,845%	2,691	512	430	146
Nonperforming assets as a % of:
Loans and other real estate owned	0.07%	0.07	0.23	0.27	0.73
Total assets	0.04%	0.04	0.13	0.15	0.39
Nonperforming loans as a % of total loans	0.04%	0.04	0.20	0.24	0.73
Annualized net (recoveries) charge-offs as % of average loans	(0.02)%	—	(0.03)	(0.02)	0.02
Capital Adequacy: (c)
CET 1 risk-based capital ratio	16.17%	16.49	16.31	16.17	17.10
Tier 1 risk-based capital ratio	16.17%	16.49	16.31	16.17	17.10
Total risk-based capital ratio	17.06%	17.38	17.21	17.07	18.03
Tier 1 leverage ratio	10.87%	11.33	11.01	10.80	10.77
Other financial data:
Net interest margin (a)	3.54%	3.54	3.41	3.36	3.29
Effective income tax rate	19.75%	19.81	19.81	20.00	19.74
Efficiency ratio (b)	58.18%	58.29	64.49	59.20	60.36
Selected average balances:
Securities	$240,024	240,334	248,684	255,877	265,626
Loans, net of unearned income	477,335	467,380	457,969	448,493	451,347
Total assets	827,143	802,555	813,531	820,706	841,820
Total deposits	732,539	711,043	721,566	728,457	744,365
Long-term debt	—	—	—	919	3,217
Total stockholders’ equity	89,934	86,881	86,958	86,420	88,281
Selected period end balances:
Securities	$241,287	239,801	243,336	251,320	259,177
Loans, net of unearned income	472,650	476,908	460,327	456,572	443,804
Allowance for loan losses	4,808	4,790	4,785	4,750	4,732
Total assets	835,014	818,077	808,951	811,791	830,721
Total deposits	739,631	724,193	719,306	721,005	737,332
Long-term debt	—	—	—	—	3,217
Total stockholders’ equity	90,949	89,055	85,459	85,748	85,108

(a) Tax-equivalent. See “Table 1 – Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$478,059	$5,727	4.86%	$452,496	$5,231	4.69%
Securities - taxable	171,543	1,015	2.40%	193,918	1,077	2.25%
Securities - tax-exempt (2)	68,481	695	4.12%	71,708	741	4.19%

Total securities	240,024	1,710	2.89%	265,626	1,818	2.78%
Federal funds sold	21,404	125	2.37%	27,914	106	1.54%
Interest bearing bank deposits	36,676	227	2.51%	47,411	196	1.68%

Total interest-earning assets	776,163	$7,789	4.07%	793,447	$7,351	3.76%
Cash and due from banks	14,622			13,843
Other assets	36,358			34,530

Total assets	$827,143			$841,820

Interest-bearing liabilities:
Deposits:
NOW	$132,358	$175	0.54%	$145,932	$112	0.31%
Savings and money market	220,311	222	0.41%	221,260	199	0.36%
Time deposits	177,186	624	1.43%	187,440	561	1.21%

Total interest-bearing deposits	529,855	1,021	0.78%	554,632	872	0.64%
Short-term borrowings	1,974	2	0.49%	2,976	4	0.55%
Long-term debt	—	—	—	3,217	35	4.41%

Total interest-bearing liabilities	531,829	$1,023	0.78%	560,825	$911	0.66%
Noninterest-bearing deposits	202,684			189,733
Other liabilities	2,696			2,981
Stockholders’ equity	89,934			88,281

Total liabilities and stockholders’ equity	$827,143			$841,820

Net interest income and margin (tax-equivalent)		$6,766	3.54%		$6,440	3.29%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 4 - Loan Portfolio Composition

		2019	2018
		First	Fourth	Third	Second	First

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	50,898	63,467	52,430	52,921	57,877
Construction and land development		44,931	40,222	45,109	42,675	35,910
Commercial real estate		265,149	261,896	250,150	246,129	234,345
Residential real estate		103,631	102,597	103,329	105,705	106,496
Consumer installment		8,564	9,295	9,942	9,824	9,685

Total loans		473,173	477,477	460,960	457,254	444,313
Less: unearned income		(523)	(569)	(633)	(682)	(509)

Loans, net of unearned income		472,650	476,908	460,327	456,572	443,804
Less: allowance for loan losses		(4,808)	(4,790)	(4,785)	(4,750)	(4,732)

Loans, net	$	467,842	472,118	455,542	451,822	439,072

Table 5 - Allowance for Loan Losses and Nonperforming Assets

			2019	2018
			First	Fourth	Third	Second	First

(Dollars in thousands)			Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$		4,790	4,785	4,750	4,732	4,757
Charge-offs:
Commercial and industrial			—	—	—	—	(52)
Commercial real estate			—	—	—	(39)	—
Residential real estate			—	(11)	(11)	—	(4)
Consumer installment			(15)	(42)	(7)	—	(2)

Total charge-offs			(15)	(53)	(18)	(39)	(58)
Recoveries			33	58	53	57	33

Net recoveries (charge-offs)			18	5	35	18	(25)

Ending balance		$	4,808	4,790	4,785	4,750	4,732

as a % of loans			1.02%	1.00	1.04	1.04	1.07
as a % of nonperforming loans			2,845%	2,691	512	430	146
Net (recoveries) charge-offs as % of avg. loans (a)			(0.02)%	—	(0.03)	(0.02)	0.02

Nonperforming assets:
Nonaccrual loans		$	169	178	934	1,104	3,239
Other real estate owned			172	172	137	137	—

Total nonperforming assets		$	341	350	1,071	1,241	3,239

as a % of loans and other real estate owned			0.07%	0.07	0.23	0.27	0.73
as a % of total assets			0.04%	0.04	0.13	0.15	0.39
Nonperforming loans as a % of total loans			0.04%	0.04	0.20	0.24	0.73
Accruing loans 90 days or more past due		$	—	—	—	—	—

(a) Net (recoveries) charge-offs are annualized.

Table 6 - Allocation of Allowance for Loan Losses

	2019		2018
	First Quarter		Fourth Quarter		Third Quarter		Second Quarter		First Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$686	10.8	$778	13.3	$544	11.4	$600	11.6	$724	13.0
Construction and land development	773	9.5	700	8.4	836	9.8	787	9.3	670	8.1
Commercial real estate	2,251	56.0	2,218	54.9	2,241	54.2	2,197	53.9	2,119	52.7
Residential real estate	930	21.9	946	21.5	997	22.4	1,017	23.1	1,053	24.0
Consumer installment	168	1.8	148	1.9	167	2.2	149	2.1	166	2.2

Total allowance for loan losses	$4,808		$4,790		$4,785		$4,750		$4,732

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2019

Maturity of:
3 months or less	$8,636
Over 3 months through 6 months	20,635
Over 6 months through 12 months	32,891
Over 12 months	45,094

Total CDs and other time deposits of $100,000 or more	$107,256

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the first quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2019	—	$—	—	$5,000,000

February 1 - February 28, 2019	49,400	34.34	49,400	3,303,702
March 1 - March 31, 2019	13,118	34.36	13,118	2,852,994
Total	62,518	34.34	62,518	2,852,994

(1)

These repurchases are part of a $5 million stock repurchase program adopted on January 15, 2019. As of March 31, 2019, the approximate remaining dollar value of shares that may be purchased under the program was $2.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

10.1	Agreement dated July 24, 2017, by and between J. Michael King and AuburnBank. ***

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.****

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.****

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

***	Incorporated by reference from Registrant’s Form 8-K dated April 10, 2019.

****

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: May 6, 2019	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: May 6, 2019	By: /s/ David A. Hedges
David A. Hedges
EVP and Chief Financial Officer