Form 10-Q
period 2019-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2019-08-01
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, $0.01 par value per share	3,569,192 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	June 30, 2019	December 31, 2018

Assets:
Cash and due from banks	$16,497	$13,043
Federal funds sold	25,395	26,918
Interest-bearing bank deposits	33,776	25,115

Cash and cash equivalents	75,668	65,076

Securities available-for-sale	248,813	239,801
Loans held for sale	2,016	383
Loans, net of unearned income	476,061	476,908
Allowance for loan losses	(4,851)	(4,790)

Loans, net	471,210	472,118

Premises and equipment, net	14,825	13,596
Bank-owned life insurance	18,982	18,765
Other assets	7,664	8,338

Total assets	$839,178	$818,077

Liabilities:
Deposits:
Noninterest-bearing	$206,871	201,648
Interest-bearing	533,630	522,545

Total deposits	740,501	724,193
Federal funds purchased and securities sold under agreements to repurchase	1,100	2,300
Accrued expenses and other liabilities	3,512	2,529

Total liabilities	745,113	729,022

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,783	3,779
Retained earnings	98,694	95,635
Accumulated other comprehensive income (loss), net	680	(3,763)
Less treasury stock, at cost—385,307 shares and 313,267 shares at June 30, 2019 and December 31, 2018, respectively	(9,131)	(6,635)

Total stockholders’ equity	94,065	89,055

Total liabilities and stockholders’ equity	$839,178	$818,077

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018

Interest income:
Loans, including fees	$5,763	$5,307	$11,490	$10,538
Securities:
Taxable	985	1,012	2,000	2,089
Tax-exempt	544	572	1,093	1,157
Federal funds sold and interest-bearing bank deposits	311	290	663	592

Total interest income	7,603	7,181	15,246	14,376

Interest expense:
Deposits	1,004	845	2,025	1,717
Short-term borrowings	2	8	4	12
Long-term debt	—	11	—	46

Total interest expense	1,006	864	2,029	1,775

Net interest income	6,597	6,317	13,217	12,601
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,597	6,317	13,217	12,601

Noninterest income:
Service charges on deposit accounts	176	182	360	361
Mortgage lending	187	166	376	372
Bank-owned life insurance	107	108	217	214
Other	407	383	1,079	745
Securities gains, net	8	—	13	—

Total noninterest income	885	839	2,045	1,692

Noninterest expense:
Salaries and benefits	2,799	2,618	5,737	5,286
Net occupancy and equipment	381	360	765	730
Professional fees	275	266	503	494
FDIC and other regulatory assessments	102	89	131	178
Other	1,072	993	2,104	2,040

Total noninterest expense	4,629	4,326	9,240	8,728

Earnings before income taxes	2,853	2,830	6,022	5,565

Income tax expense	546	566	1,172	1,106

Net earnings	$2,307	$2,264	$4,850	$4,459

Net earnings per share:
Basic and diluted	$0.64	$0.62	$1.35	$1.22

Weighted average shares outstanding:
Basic and diluted	3,577,409	3,643,731	3,595,972	3,643,707

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Net earnings	$2,307	$2,264	$4,850	$4,459

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	2,057	(754)	4,453	(3,874)
Reclassification adjustment for net gain on securities recognized in net earnings	(6)	—	(10)	—

Other comprehensive income (loss)	2,051	(754)	4,443	(3,874)

Comprehensive income	$4,358	$1,510	$9,293	$585

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	Shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Outstanding	Stock	capital	earnings	(loss) income	stock	Total

Quarter ended June 30, 2019

Balance, March 31, 2019	3,581,485	$39	$3,783	$97,280	$(1,371)	$(8,782)	$90,949
Net earnings	—	—	—	2,307	—	—	2,307
Other comprehensive income	—	—	—	—	2,051	—	2,051
Cash dividends paid ($0.25 per share)	—	—	—	(893)	—	—	(893)
Stock repurchases	(9,687)	—	—	—	—	(350)	(350)
Sale of treasury stock	30	—	—	—	—	1	1

Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065

Quarter ended June 30, 2018

Balance, March 31, 2018	3,643,698	$39	$3,771	$91,620	$(3,686)	$(6,636)	$85,108
Net earnings	—	—	—	2,264	—	—	2,264
Other comprehensive loss	—	—	—	—	(754)	—	(754)
Cash dividends paid ($0.24 per share)	—	—	—	(875)	—	—	(875)
Sale of treasury stock	95	—	5	—	—	—	5

Balance, June 30, 2018	3,643,793	$39	$3,776	$93,009	$(4,440)	$(6,636)	$85,748

Six months ended June 30, 2019

Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	4,850	—	—	4,850
Other comprehensive income	—	—	—	—	4,443	—	4,443
Cash dividends paid ($0.50 per share)	—	—	—	(1,791)	—	—	(1,791)
Stock repurchases	(72,205)	—	—	—	—	(2,497)	(2,497)
Sale of treasury stock	165	—	4	—	—	1	5

Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065

Six months ended June 30, 2018

Balance, December 31, 2017	3,643,668	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	4,459	—	—	4,459
Other comprehensive loss	—	—	—	—	(3,874)	—	(3,874)
Cash dividends paid ($0.48 per share)	—	—	—	(1,749)	—	—	(1,749)
Sale of treasury stock	125	—	5	—	—	1	6

Balance, June 30, 2018	3,643,793	$39	$3,776	$93,009	$(4,440)	$(6,636)	$85,748

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2019	2018

Cash flows from operating activities:
Net earnings	$4,850	$4,459
Adjustments to reconcile net earnings to net cash provided by operating activities: Depreciation and amortization	448	467
Premium amortization and discount accretion, net	886	1,053
Net gain on securities available-for-sale	(13)	—
Net gain on sale of loans held for sale	(188)	(198)
Loans originated for sale	(11,312)	(17,282)
Proceeds from sale of loans	9,786	17,344
Increase in cash surrender value of bank-owned life insurance	(217)	(213)
Net increase in other assets	(900)	(68)
Net increase (decrease) in accrued expenses and other liabilities	983	(635)

Net cash provided by operating activities	4,323	4,927

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	7,662	—
Proceeds from prepayments and maturities of securities available-for-sale	22,222	17,275
Purchase of securities available-for-sale	(33,839)	(17,124)
Decrease (increase) in loans, net	826	(4,288)
Net purchases of premises and equipment	(1,459)	(36)
Decrease (increase) in FHLB stock	32	(20)
Proceeds from sale of other real estate owned	—	1,223

Net cash used in investing activities	(4,556)	(2,970)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	5,223	5,552
Net increase (decrease) in interest-bearing deposits	11,085	(42,206)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,200)	74
Repayments or retirement of long-term debt	—	(3,217)
Stock repurchases	(2,497)	—
Proceeds from sale of treasury stock	5	6
Dividends paid	(1,791)	(1,749)

Net cash provided by (used in) financing activities	10,825	(41,540)

Net change in cash and cash equivalents	10,592	(39,583)
Cash and cash equivalents at beginning of period	65,076	105,528

Cash and cash equivalents at end of period	$75,668	$65,945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,029	$1,770
Income taxes	1,499	1,678
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	891	—
Initial recognition of operating lease liabilities	889	—
Real estate acquired through foreclosure	82	1,360

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

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn National Bancorporation Capital Trust I was an affiliate of the Company and was included in these unaudited consolidated financial statements pursuant to the equity method of accounting. On April 27, 2018, the Trust was dissolved, upon the redemption of all related junior subordinated debentures and Trust securities. Significant intercompany transactions and accounts are eliminated in consolidation.

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

The Company’s sources of income that fall within the scope of ASC 606 include service charges on deposits, investment services, interchange fees and gains and losses on sales of other real estate, all of which are presented as components of noninterest income. The following is a summary of the revenue streams that fall within the scope of ASC 606:

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

•

Gains on sales of other real estate – A gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. ASC 606 lists several criteria required to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. In addition to the loan-to-value, the analysis is based on various other factors, including the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2019. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first six months of 2019, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

•	ASU 2016-02, Leases; and

•	ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities.

Information about these pronouncements is described in more detail below.

ASU 2016-02, Leases, requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-10 and 2018-11, which are designed to make targeted improvements to and clarifications regarding ASU 2016-02. The Company adopted ASU No. 2016-02 on January 1, 2019. ASU No. 2016-02 did not have a material impact on the Company’s consolidated financial statements due to the fact the Company does not have any material leases.

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2019 and 2018, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018

Basic and diluted:
Net earnings	$2,307	$2,264	$4,850	$4,459
Weighted average common shares outstanding	3,577,409	3,643,731	3,595,972	3,643,707

Net earnings per share	$0.64	$0.62	$1.35	$1.22

NOTE 3: SECURITIES

At June 30, 2019 and December 31, 2018, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2019 and December 31, 2018, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

June 30, 2019
Agency obligations (a)	$9,997	22,173	24,990	—	57,160	149	217	$57,228
Agency RMBS (a)	—	—	5,305	117,350	122,655	358	968	123,265
State and political subdivisions	—	1,356	5,198	62,444	68,998	1,654	68	67,412

Total available-for-sale	$9,997	23,529	35,493	179,794	248,813	2,161	1,253	$247,905

December 31, 2018
Agency obligations (a)	$14,437	19,865	16,869	—	51,171	25	1,200	$52,346
Agency RMBS (a)	—	—	8,368	110,230	118,598	65	3,738	122,271
State and political subdivisions	—	3,682	7,726	58,624	70,032	518	692	70,206

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801	608	5,630	$244,823

(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $157.1 million and $133.1 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.    The carrying amounts of non-marketable equity investments were $1.4 million at June 30, 2019 and December 31, 2018, respectively.    Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2019 and December 31, 2018, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2019:
Agency obligations	$—	—	35,676	217	$35,676	217
Agency RMBS	—	—	79,546	968	79,546	968
State and political subdivisions	—	—	8,633	68	8,633	68

Total	$—	—	123,855	1,253	$123,855	1,253

December 31, 2018:
Agency obligations	$4,724	28	44,307	1,172	$49,031	1,200
Agency RMBS	12,325	238	99,184	3,500	111,509	3,738
State and political subdivisions	14,840	181	14,384	511	29,224	692

Total	$31,889	447	157,875	5,183	$189,764	5,630

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

Agency obligations

The unrealized losses associated with agency obligations were primarily driven by increases in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Agency RMBS

The unrealized losses associated with agency residential mortgage-backed securities (“RMBS”) were primarily driven by increases in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Securities of U.S. states and political subdivisions

The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by increases in interest rates and were not due to the credit quality of the securities. Some of these securities are guaranteed by a bond insurer, but management did not rely on the guarantee in making its investment decision. These securities will continue to be monitored as part of the Company’s quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire amortized cost basis of these securities.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2019 and December 31, 2018, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2019 and 2018, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Gross realized gains	$27	—	$32	—
Gross realized losses	(19)	—	(19)	—

Realized gains, net	$8	—	$13	—

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	June 30, 2019	December 31, 2018

Commercial and industrial	$54,307	$63,467
Construction and land development	45,395	40,222
Commercial real estate:
Owner occupied	61,187	56,413
Multi-family	44,022	40,455
Other	163,291	165,028

Total commercial real estate	268,500	261,896
Residential real estate:
Consumer mortgage	53,680	56,223
Investment property	45,612	46,374

Total residential real estate	99,292	102,597
Consumer installment	9,091	9,295

Total loans	476,585	477,477
Less: unearned income	(524)	(569)

Loans, net of unearned income	$476,061	$476,908

Loans secured by real estate were approximately 86.7% of the Company’s total loan portfolio at June 30, 2019. At June 30, 2019, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2019 and

December 31, 2018.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

June 30, 2019:
Commercial and industrial	$54,198	109	—	54,307	—	$54,307
Construction and land development	45,044	351	—	45,395	—	45,395
Commercial real estate:
Owner occupied	61,187	—	—	61,187	—	61,187
Multi-family	44,022	—	—	44,022	—	44,022
Other	163,291	—	—	163,291	—	163,291

Total commercial real estate	268,500	—	—	268,500	—	268,500
Residential real estate:
Consumer mortgage	53,335	214	—	53,549	131	53,680
Investment property	45,612	—	—	45,612	—	45,612

Total residential real estate	98,947	214	—	99,161	131	99,292
Consumer installment	9,083	8	—	9,091	—	9,091

Total	$475,772	682	—	476,454	131	$476,585

December 31, 2018:
Commercial and industrial	$63,367	100	—	63,467	—	$63,467
Construction and land development	39,997	225	—	40,222	—	40,222
Commercial real estate:
Owner occupied	56,413	—	—	56,413	—	56,413
Multi-family	40,455	—	—	40,455	—	40,455
Other	165,028	—	—	165,028	—	165,028

Total commercial real estate	261,896	—	—	261,896	—	261,896
Residential real estate:
Consumer mortgage	54,446	1,599	—	56,045	178	56,223
Investment property	46,233	141	—	46,374	—	46,374

Total residential real estate	100,679	1,740	—	102,419	178	102,597
Consumer installment	9,254	41	—	9,295	—	9,295

Total	$475,193	2,106	—	477,299	178	$477,477

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2019, the Company increased its look-back period to 41 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2019
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$686	773	2,251	930	168	$4,808
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	6	—	1	33	4	44

Net recoveries	6	—	1	33	3	43
Provision for loan losses	34	8	35	(59)	(18)	—

Ending balance	$726	781	2,287	904	153	$4,851

Six months ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	—	—	—	—	(16)	(16)
Recoveries	24	—	1	47	5	77

Net recoveries (charge-offs)	24	—	1	47	(11)	61
Provision for loan losses	(76)	81	68	(89)	16	—

Ending balance	$726	781	2,287	904	153	$4,851

	June 30, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$724	670	2,119	1,053	166	$4,732
Charge-offs	—	—	(39)	—	—	(39)
Recoveries	32	—	—	17	8	57

Net recoveries (charge-offs)	32	—	(39)	17	8	18
Provision for loan losses	(156)	117	117	(53)	(25)	—

Ending balance	$600	787	2,197	1,017	149	$4,750

Six months ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	(39)	(4)	(2)	(97)
Recoveries	46	—	—	33	11	90

Net (charge-offs) recoveries	(6)	—	(39)	29	9	(7)
Provision for loan losses	(47)	53	110	(83)	(33)	—

Ending balance	$600	787	2,197	1,017	149	$4,750

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2019 and 2018.

	Collectively evaluated (1)		Individually evaluated (2)		Total

	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

June 30, 2019:
Commercial and industrial	$726	54,307	—	—	726	54,307
Construction and land development	781	45,395	—	—	781	45,395
Commercial real estate	2,287	268,500	—	—	2,287	268,500
Residential real estate	904	99,292	—	—	904	99,292
Consumer installment	153	9,091	—	—	153	9,091

Total	$4,851	476,585	—	—	4,851	476,585

June 30, 2018:
Commercial and industrial	$600	52,921	—	—	600	52,921
Construction and land development	787	42,675	—	—	787	42,675
Commercial real estate	2,194	245,252	3	877	2,197	246,129
Residential real estate	1,017	105,705	—	—	1,017	105,705
Consumer installment	149	9,824	—	—	149	9,824

Total	$4,747	456,377	3	877	4,750	457,254

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

June 30, 2019:
Commercial and industrial	$50,485	3,232	590	—	$54,307
Construction and land development	44,566	148	681	—	45,395
Commercial real estate:
Owner occupied	60,325	781	81	—	61,187
Multi-family	44,022	—	—	—	44,022
Other	162,149	1,118	24	—	163,291

Total commercial real estate	266,496	1,899	105	—	268,500
Residential real estate:
Consumer mortgage	49,036	1,527	2,986	131	53,680
Investment property	44,812	165	635	—	45,612

Total residential real estate	93,848	1,692	3,621	131	99,292
Consumer installment	8,934	106	51	—	9,091

Total	$464,329	7,077	5,048	131	$476,585

December 31, 2018:
Commercial and industrial	$61,568	1,377	522	—	$63,467
Construction and land development	39,481	—	741	—	40,222
Commercial real estate:
Owner occupied	55,942	154	317	—	56,413
Multi-family	40,455	—	—	—	40,455
Other	163,449	1,208	371	—	165,028

Total commercial real estate	259,846	1,362	688	—	261,896
Residential real estate:
Consumer mortgage	50,903	1,374	3,768	178	56,223
Investment property	45,463	173	738	—	46,374

Total residential real estate	96,366	1,547	4,506	178	102,597
Consumer installment	9,149	75	71	—	9,295

Total	$466,410	4,361	6,528	178	$477,477

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

The Company had no impaired loans at June 30, 2019. The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2018.

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

	Quarter ended June 30, 2019		Six months ended June 30, 2019

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial real estate:
Owner occupied	$—	—	45	9

Total commercial real estate	—	—	45	9

Total	$—	—	45	9

	Quarter ended June 30, 2018		Six months ended June 30, 2018

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$7	—	17	—
Commercial real estate:
Owner occupied	168	2	170	5
Other	1,392	—	1,827	—

Total commercial real estate	1,560	2	1,997	5

Total	$1,567	2	2,014	5

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

The Company had no TDRs as of June 30, 2019. The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of December 31, 2018.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

December 31, 2018
Commercial real estate:
Owner occupied	$157	—	157	$—

Total commercial real estate	$157	—	157	$—

Total	$157	—	157	$—

At June 30, 2019, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended June 30,			Six months ended June 30,

		Pre-	Post -		Pre-	Post -

		modification	modification		modification	modification

	Number	outstanding	outstanding	Number	outstanding	outstanding

	of	recorded	recorded	of	recorded	recorded

(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment

2018:
Commercial real estate:
Other	—	$—	—	1	$737	737

Total commercial real estate	—	—	—	1	737	737

Total	—	$—	—	1	$737	737

There were no loans modified in a TDR during the quarter and six months ended June 30, 2019. One loan was modified in a TDR during the six months ended June 30, 2018. The only concession granted by the Company was a delay in the required payment of interest.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the respective periods. During the quarter and six months ended June 30, 2019, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

MSRs, net:
Beginning balance	$1,410	$1,604	$1,441	$1,644
Additions, net	39	62	80	115
Amortization expense	(94)	(117)	(166)	(210)

Ending balance	$1,355	$1,549	$1,355	$1,549

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$—
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$2,591	$2,738	$2,697	$2,528
End of period	2,333	2,659	2,333	2,659

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2019, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2019:
Securities available-for-sale:
Agency obligations	$57,160	—	57,160	—
Agency RMBS	122,655	—	122,655	—
State and political subdivisions	68,998	—	68,998	—

Total securities available-for-sale	248,813	—	248,813	—

Total assets at fair value	$248,813	—	248,813	—

December 31, 2018:
Securities available-for-sale:
Agency obligations	$51,171	—	51,171	—
Agency RMBS	118,598	—	118,598	—
State and political subdivisions	70,032	—	70,032	—

Total securities available-for-sale	239,801	—	239,801	—

Total assets at fair value	$239,801	—	239,801	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2019:
Loans held for sale	$2,016	—	2,016	—
Other assets (2)	1,658	—	—	1,658

Total assets at fair value	$3,674	—	2,016	1,658

December 31, 2018:
Loans held for sale	$383	—	383	—
Loans, net(1)	157	—	—	157
Other assets (2)	1,613	—	—	1,613

Total assets at fair value	$2,153	—	383	1,770

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2019, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2019, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying		Significant	Average

(Dollars in thousands)	Amount	Valuation Technique	Unobservable Input	of Input

June 30, 2019:

Other real estate owned	303	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,355	Discounted cash flow	Prepayment speed or CPR (%)	10.1%

			Discount rate (%)	10.0%

December 31, 2018:

Impaired loans	$157	Appraisal	Appraisal discounts (%)	10.0%

Other real estate owned	172	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,441	Discounted cash flow	Prepayment speed or CPR (%)	8.3%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2019 and December 31, 2018 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

June 30, 2019:
Financial Assets:
Loans, net (1)	$471,210	$465,846	$—	$—	$465,846
Loans held for sale	2,016	2,063	—	2,063	—
Financial Liabilities:
Time Deposits	$170,067	$170,542	$—	$170,542	$—

December 31, 2018:
Financial Assets:
Loans, net (1)	$472,118	$465,456	$—	$—	$465,456
Loans held for sale	383	397	—	397	—
Financial Liabilities:
Time Deposits	$181,237	$181,168	$—	$181,168	$—

(1) Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2019 and 2018, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q.

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

Summary of Results of Operations

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Net interest income (a)	$6,742	$6,469	$13,508	$12,909
Less: tax-equivalent adjustment	145	152	291	308

Net interest income (GAAP)	6,597	6,317	13,217	12,601
Noninterest income	885	839	2,045	1,692

Total revenue	7,482	7,156	15,262	14,293
Noninterest expense	4,629	4,326	9,240	8,728
Income tax expense	546	566	1,172	1,106

Net earnings	$2,307	$2,264	$4,850	$4,459

Basic and diluted earnings per share	$0.64	$0.62	$1.35	$1.22

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $4.9 million for the first six months of 2019, compared to $4.5 million for the first six months of 2018. Basic and diluted earnings per share were $1.35 per share for the first six months of 2019, compared to $1.22 per share for the first six months of 2018.

Net interest income (tax-equivalent) was $13.5 million for the first six months of 2019, a 5% increase compared to $12.9 million for the first six months of 2018. This increase was primarily due to loan growth and recent increases in short-term market interest rates. Average loans were up 6% to $475.3 million in the first six months of 2019, compared to $449.9 million in the first six months of 2018. The Company’s net interest margin (tax-equivalent) increased to 3.52% in the first six months of 2019, compared to 3.33% for the first six months of 2018 as yields on earning assets improved.

The Company recorded no provision for loan losses during the first six months of 2019 and 2018, respectively. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $2.0 million for the first six months of 2019 compared to $1.7 million for the first six months of 2018. The increase was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first six months of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018 related to a misappropriation of assets.

Noninterest expense was $9.2 million for the first six months of 2019 compared to $8.7 million for the first six months of 2018. The increase was primarily due to increases in salaries and benefits expense.

Income tax expense was $1.2 million and $1.1 million for the first six months of 2019 and 2018, respectively, reflecting an effective tax rate of 19.46% and 19.87%, respectively.

The Company paid cash dividends of $0.50 per share in the first six months of 2019, an increase of 4.2% from the same period of 2018. At June 30, 2019, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.14%, a tier 1 leverage ratio of 11.14% and a common equity tier 1 (“CET1”) ratio of 16.26% at June 30, 2019.

For the second quarter of 2019, net earnings were $2.3 million, or $0.64 per share, compared to $2.3 million, or $0.62 per share, for the second quarter of 2018. Net interest income (tax-equivalent) was $6.7 million for the second quarter of 2019 compared to $6.5 million for the second quarter of 2018. The Company recorded no provision for loan losses in the second quarter of 2019 or 2018. Noninterest income was $0.9 million in the second quarter of 2019 and $0.8 million in the second quarter of 2018. Noninterest expense was $4.6 million in the second quarter of 2019 compared to $4.3 million in the second quarter of 2018. This increase was due to increases in salaries and benefits expense. Income tax expense was $0.5 million for the second quarter of 2019, compared to $0.6 million in the second quarter of 2018. The Company’s effective tax rate for the second quarter of 2019 was 19.14%, compared to 20.00% in the second quarter of 2018.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2019, the Company increased its look-back period to 41 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Six months ended June 30,
	2019		2018
	Average	Yield/	Average	Yield/

(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$476,063	4.87%	$451,063	4.71%
Securities - taxable	173,528	2.32%	189,442	2.22%
Securities - tax-exempt	68,386	4.08%	71,283	4.14%

Total securities	241,914	2.82%	260,725	2.75%
Federal funds sold	19,198	2.36%	28,932	1.64%
Interest bearing bank deposits	36,683	2.41%	41,765	1.72%

Total interest-earning assets	773,858	4.05%	782,485	3.78%

Deposits:
NOW	134,242	0.54%	138,163	0.30%
Savings and money market	215,892	0.41%	220,022	0.36%
Time Deposits	173,423	1.43%	185,588	1.21%

Total interest-bearing deposits	523,557	0.78%	543,773	0.64%
Short-term borrowings	1,615	0.74%	2,888	0.84%
Long-term debt	—	—	2,062	4.50%

Total interest-bearing liabilities	525,172	0.78%	548,723	0.65%

Net interest income and margin (tax-equivalent)	$13,508	3.52%	$12,909	3.33%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $13.5 million for the first six months of 2019 compared to $12.9 million for the first six months of 2018. This increase was primarily due to improvement in the Company’s net interest margin (tax-equivalent).

Expansion of our interest-earning asset yields was primarily driven by loan growth and recent increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits.

The cost of total interest-bearing liabilities was 0.78% for the first six months of 2019, an increase of 14 basis points compared to the first six months of 2018. This increase in our funding costs was primarily due to higher prevailing market interest rates.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the rise in interest rates over the last two years has lifted the yields we receive on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets. We anticipate that this challenging competitive environment will continue during the remainder of 2019. In the event that short-term interest rates were to be cut in 2019 or beyond our net interest margin would likely be negatively impacted as our ability to lower our funding cost on our deposit products would likely lag the pace with which these cuts would impact our yields on our earning assets. Though we believe our net interest margin may decrease slightly for the remainder of 2019, we believe our net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average loan volumes. We seek to fund these increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first six months of 2019 and 2018. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.02% at June 30, 2019, compared to 1.00% at December 31, 2018. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Service charges on deposit accounts	$176	$182	$360	$361
Mortgage lending income	187	166	376	372
Bank-owned life insurance	107	108	217	214
Securities gains, net	8	—	13	—
Other	407	383	1,079	745

Total noninterest income	$885	$839	$2,045	$1,692

The increase in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018 related to a misappropriation of assets.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Origination income	$102	$92	$188	$198
Servicing fees, net	85	74	188	174

Total mortgage lending income	$187	$166	$376	$372

Noninterest Expense

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Salaries and benefits	$2,799	$2,618	$5,737	$5,286
Net occupancy and equipment	381	360	765	730
Professional fees	275	266	503	494
FDIC and other regulatory assessments	102	89	131	178
Other	1,072	993	2,104	2,040

Total noninterest expense	$4,629	$4,326	$9,240	$8,728

The increase in noninterest expense was primarily due to increases in salaries and benefits expense.

Income Tax Expense

Income tax expense was $1.2 million and $1.1 million for the first six months of 2019 and 2018 reflecting an effective tax rate of 19.46% and 19.87%, respectively.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $248.8 million at June 30, 2019 compared to $239.8 million at December 31, 2018. This increase was primarily due to an increase in the fair value of securities as long-term interest rates declined during the first six months of 2019. The average annualized tax-equivalent yields earned on total securities were 2.82% in 2019 and 2.75% in 2018.

Loans

	2019		2018
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$54,307	50,898	63,467	52,430	52,921
Construction and land development	45,395	44,931	40,222	45,109	42,675
Commercial real estate	268,500	265,149	261,896	250,150	246,129
Residential real estate	99,292	103,631	102,597	103,329	105,705
Consumer installment	9,091	8,564	9,295	9,942	9,824

Total loans	476,585	473,173	477,477	460,960	457,254
Less: unearned income	(524)	(523)	(569)	(633)	(682)

Loans, net of unearned income	$476,061	472,650	476,908	460,327	456,572

Total loans, net of unearned income, were $476.1 million at June 30, 2019, compared to $476.9 million at December 31, 2018. Four loan categories represented the majority of the loan portfolio at June 30, 2019: commercial real estate (56%), residential real estate (21%), construction and land development (10%) and commercial and industrial (11%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2019.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $11.8 million, or 2% of total loans, at June 30, 2019, compared to $12.3 million, or 3% of total loans, at December 31, 2018. For residential real estate mortgage loans with a consumer purpose, $1.6 million required interest-only payments at June 30, 2019, compared to $0.5 million at December 31, 2018. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.87% in the first six months of 2019 and 4.71% in the first six months of 2018.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.4 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2019, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2019 (and related balances at December 31, 2018).

	June 30,	December 31,

(In thousands)	2019	2018

Lessors of 1 to 4 family residential properties	$45,612	$46,374
Hotel/motel	44,664	47,936
Multi-family residential properties	44,022	40,455
Shopping centers	37,153	25,421
Office buildings	26,836	35,789

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.9 million at June 30, 2019 compared to $4.8 million at December 31, 2018 which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2019 and the previous four quarters is presented below.

	2019		2018
	Second	First	Fourth	Third	Second

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,808	4,790	4,785	4,750	4,732
Charge-offs:
Commercial real estate	—	—	—	—	(39)
Residential real estate	—	—	(11)	(11)	—
Consumer installment	(1)	(15)	(42)	(7)	—

Total charge-offs	(1)	(15)	(53)	(18)	(39)
Recoveries	44	33	58	53	57

Net recoveries	43	18	5	35	18

Ending balance	$4,851	4,808	4,790	4,785	4,750

as a % of loans	1.02%	1.02	1.00	1.04	1.04
as a % of nonperforming loans	3,703%	2,845	2,691	512	430
Net recoveries as % of average loans (a)	(0.04)%	(0.02)	—	(0.03)	(0.02)

(a) Net recoveries are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.02% at June 30, 2019, compared to 1.00% at December 31, 2018. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

The Company had $0.4 million in nonperforming assets at June 30, 2019 and December 31, 2018.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2019 and the previous four quarters.

	2019		2018
	Second	First	Fourth	Third	Second

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$131	169	178	934	1,104
Other real estate owned	303	172	172	137	137

Total nonperforming assets	$434	341	350	1,071	1,241

as a % of loans and other real estate owned	0.09%	0.07	0.07	0.23	0.27
as a % of total assets	0.05%	0.04	0.04	0.13	0.15
Nonperforming loans as a % of total loans	0.03%	0.04	0.04	0.20	0.24

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2019 and the previous four quarters.

	2019		2018
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Construction and land development	—	—	—	36	36
Commercial real estate	—	—	—	696	710
Residential real estate	131	169	178	194	347
Consumer installment	—	—	—	8	11

Total nonaccrual loans	$131	169	178	934	1,104

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2019 and December 31, 2018, respectively, the Company had $0.1 million and $0.2 million, respectively, in loans on nonaccrual status.

At June 30, 2019 and December 31, 2018 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the second quarter of 2019 and the previous four quarters.

	2019		2018
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$303	172	172	137	137

Total other real estate owned	$303	172	172	137	137

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $5.0 million, or 1.1% of total loans at June 30, 2019, and $6.5 million, or 1.4% of total loans at December 31, 2018.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2019 and the previous four quarters.

	2019		2018
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$590	570	522	96	218
Construction and land development	681	719	741	763	657
Commercial real estate	105	338	688	698	710
Residential real estate	3,621	3,724	4,506	4,025	3,929
Consumer installment	51	130	71	69	51

Total potential problem loans	$5,048	5,481	6,528	5,651	5,565

At June 30, 2019, approximately $0.4 million, or 8% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2019 and the previous four quarters.

	2019		2018
	Second	First	Fourth	Third	Second

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$109	428	100	10	108
Construction and land development	351	152	225	241	138
Residential real estate	214	339	1,740	186	885
Consumer installment	8	8	41	17	7

Total	$682	927	2,106	454	1,138

Deposits

Total deposits were $740.5 million at June 30, 2019, compared to $724.2 million at December 31, 2018. The increase was due to growth of $11.1 million in interest-bearing deposits and $5.2 million in noninterest-bearing deposits during the first six months of 2019. Noninterest-bearing deposits were $206.9 million, or 27.9% of total deposits, at June 30, 2019, compared to $201.6 million, or 27.8% of total deposits at December 31, 2018.

The average rate paid on total interest-bearing deposits was 0.78% in the first six months of 2019 and 0.64% in the first six months of 2018.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2019, and at December 31, 2018, respectively. Securities sold under agreements to repurchase totaled $1.1 million at June 30, 2019, compared to $2.3 million at December 31, 2018.

The average rate paid on short-term borrowings was 0.74% in the first six months of 2019 compared to 0.84% in the first six months of 2018.

The Company had no long-term debt at June 30, 2019 and December 31, 2018.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $94.1 million and $89.1 million as of June 30, 2019 and December 31, 2018, respectively. The increase from December 31, 2018 was primarily due to other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net-of-tax, of $4.4 million and net earnings of $4.9 million, which were partially offset by the repurchase of shares in the Company’s stock of $2.5 million and cash dividends paid of $1.8 million. During the first six months of 2019, the Company repurchased 72,205 shares under the Company’s current stock repurchase program, which began January 15, 2019. These shares were repurchased at an average cost per share of $34.57 and a total cost of $2.5 million. As of June 30, 2019, the approximate dollar value of shares that may be repurchased under the current repurchase program was $2.5 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2019, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 11.14%, CET1 risk-based capital ratio was 16.26%, tier 1 risk-based capital ratio was 16.26%, and total risk-based capital ratio was 17.14% at June 30, 2019. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 9.14% at June 30, 2019.

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

At June 30, 2019, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At June 30, 2019, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2019 and December 31, 2018, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

The primary source of funding and liquidity for the Company has been dividends received from the Bank. If needed, the Company could also issue common stock or other securities. Primary uses of funds by the Company include dividends paid to stockholders and stock repurchases.

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2019, the Bank had a remaining available line of credit with the FHLB of $246.7 million. At June 30, 2019, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At June 30, 2019, the Bank had outstanding standby letters of credit of $5.6 million and unfunded loan commitments outstanding of $59.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2019, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $281.9 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first six months of 2019 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at June 30, 2019.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2019, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):—Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.    For public business entities that are SEC filers, the new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, and early adoption is permitted beginning in 2019. The Company has developed an implementation team that is following a general timeline. The team has been working with an advisory consultant, with whom a third-party software license has been purchased. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor. On July 17, 2019, the FASB voted to issue a proposal for public comment that would potentially result in a postponement of the required implementation date for ASU 2016-13. Management will continue to monitor any new developments regarding this possible delay.

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

ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include internal-use software license). This ASU requires entities to use the guidance in FASB ASC 350-40, Intangibles—Goodwill and Other—Internal Use Software, to determine whether to capitalize or expense implementation costs related to the service contract. This ASU also requires entities to (i) expense capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement; (ii) present the expense related to the capitalized implementation costs in the same line item on the income statement as fees associated with the hosting element of the arrangement; (iii) classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element; and (iv) present the capitalized implementation costs in the same balance sheet line item that a prepayment for the fees associated with the hosting arrangement would be presented.

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

	2019		2018
	Second	First	Fourth	Third	Second

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,597	6,620	6,547	6,422	6,317
Tax-equivalent adjustment	145	146	152	153	152

Net interest income (Tax-equivalent)	$6,742	6,766	6,699	6,575	6,469

	Six months ended June 30,
(In thousands)	2019	2018

Net interest income (GAAP)	$13,217	12,601
Tax-equivalent adjustment	291	308

Net interest income (Tax-equivalent)	$13,508	12,909

Table 2 - Selected Quarterly Financial Data

2019	2018
Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,742	6,766	6,699	6,575	6,469
Less: tax-equivalent adjustment	145	146	152	153	152

Net interest income (GAAP)	6,597	6,620	6,547	6,422	6,317
Noninterest income	885	1,160	842	791	839

Total revenue	7,482	7,780	7,389	7,213	7,156
Noninterest expense	4,629	4,611	4,396	4,750	4,326
Income tax expense	546	626	593	488	566

Net earnings	$2,307	2,543	2,400	1,975	2,264

Per share data:
Basic and diluted net earnings	$0.64	0.70	0.66	0.54	0.62
Cash dividends declared	0.25	0.25	0.24	0.24	0.24
Weighted average shares outstanding:
Basic and diluted	3,577,409	3,614,741	3,643,868	3,643,834	3,643,731
Shares outstanding	3,571,828	3,581,485	3,643,868	3,643,868	3,643,793
Book value	$26.34	25.39	24.44	23.45	23.53
Common stock price
High	$39.55	39.43	41.50	53.50	50.99
Low	31.06	30.61	28.88	38.31	37.40
Period end	33.50	39.43	31.66	38.32	49.61
To earnings ratio	13.19	x	15.71	13.14	16.96	21.48
To book value	127%	155	130	163	211
Performance ratios:
Return on average equity	10.00%	11.31	11.05	9.08	10.48
Return on average assets	1.12%	1.23	1.20	0.97	1.10
Dividend payout ratio	39.06%	35.71	36.36	44.44	38.71
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.02%	1.02	1.00	1.04	1.04
Nonperforming loans	3,703%	2,845	2,691	512	430
Nonperforming assets as a % of:
Loans and other real estate owned	0.09%	0.07	0.07	0.23	0.27
Total assets	0.05%	0.04	0.04	0.13	0.15
Nonperforming loans as a % of total loans	0.03%	0.04	0.04	0.20	0.24
Annualized net recoveries as a % of average loans	(0.04)%	(0.02)	—	(0.03)	(0.02)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	16.26%	16.17	16.49	16.31	16.17
Tier 1 risk-based capital ratio	16.26%	16.17	16.49	16.31	16.17
Total risk-based capital ratio	17.14%	17.06	17.38	17.21	17.07
Tier 1 leverage ratio	11.14%	10.87	11.33	11.01	10.80
Other financial data:
Net interest margin (a)	3.50%	3.54	3.54	3.41	3.36
Effective income tax rate	19.14%	19.75	19.81	19.81	20.00
Efficiency ratio (b)	60.69%	58.18	58.29	64.49	59.20
Selected average balances:
Securities	$243,784	240,024	240,334	248,684	255,877
Loans, net of unearned income	473,281	477,335	467,380	457,969	448,493
Total assets	821,706	827,143	802,555	813,531	820,706
Total deposits	725,263	732,539	711,043	721,566	728,457
Long-term debt	—	—	—	—	919
Total stockholders’ equity	92,272	89,934	86,881	86,958	86,420
Selected period end balances:
Securities	$248,813	241,287	239,801	243,336	251,320
Loans, net of unearned income	476,061	472,650	476,908	460,327	456,572
Allowance for loan losses	4,851	4,808	4,790	4,785	4,750
Total assets	839,178	835,014	818,077	808,951	811,791
Total deposits	740,501	739,631	724,193	719,306	721,005
Total stockholders’ equity	94,065	90,949	89,055	85,459	85,748

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidary, AuburnBank.

Table 3 - Selected Financial Data

Six months ended June 30,
(Dollars in thousands, except per share amounts)	2019	2018

Results of Operations
Net interest income (a)	$13,508	12,909
Less: tax-equivalent adjustment	291	308

Net interest income (GAAP)	13,217	12,601
Noninterest income	2,045	1,692

Total revenue	15,262	14,293
Noninterest expense	9,240	8,728
Income tax expense	1,172	1,106

Net earnings	$4,850	4,459

Per share data:
Basic and diluted net earnings	$1.35	1.22
Cash dividends declared	0.50	0.48
Weighted average shares outstanding:
Basic and diluted	3,595,972	3,643,707
Shares outstanding, at period end	3,571,828	3,643,793
Book value	$26.34	23.53
Common stock price
High	$39.55	50.99
Low	30.61	35.50
Period end	33.50	49.61
To earnings ratio	13.19	x	21.48
To book value	127%	211
Performance ratios:
Return on average equity	10.65%	10.22
Return on average assets	1.18%	1.07
Dividend payout ratio	37.04%	39.34
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.02%	1.04
Nonperforming loans	3,703%	430
Nonperforming assets as a % of:
Loans and other real estate owned	0.09%	0.27
Total assets	0.05%	0.15
Nonperforming loans as a % of total loans	0.03%	0.24
Annualized net (recoveries) charge-offs as a % of average loans	(0.03)%	—
Capital Adequacy: (c)
CET 1 risk-based capital ratio	16.26%	16.17
Tier 1 risk-based capital ratio	16.26%	16.17
Total risk-based capital ratio	17.14%	17.07
Tier 1 leverage ratio	11.14%	10.80
Other financial data:
Net interest margin (a)	3.52%	3.33
Effective income tax rate	19.46%	19.87
Efficiency ratio (b)	59.41%	59.78
Selected average balances:
Securities	$241,914	260,725
Loans, net of unearned income	475,297	449,911
Total assets	824,409	831,205
Total deposits	728,881	736,415
Long-term debt	—	2,062
Total stockholders’ equity	91,110	87,297
Selected period end balances:
Securities	$248,813	251,320
Loans, net of unearned income	476,061	456,572
Allowance for loan losses	4,851	4,750
Total assets	839,178	811,791
Total deposits	740,501	721,005
Total stockholders’ equity	94,065	85,748

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$474,089	$5,763	4.88%	$449,650	$5,307	4.73%
Securities - taxable	175,492	985	2.25%	185,013	1,012	2.19%
Securities - tax-exempt (2)	68,292	689	4.05%	70,864	724	4.10%

Total securities	243,784	1,674	2.75%	255,877	1,736	2.72%
Federal funds sold	17,016	99	2.33%	29,938	130	1.74%
Interest bearing bank deposits	36,691	212	2.32%	36,181	160	1.77%

Total interest-earning assets	771,580	$7,748	4.03%	771,646	$7,333	3.81%
Cash and due from banks	13,822			13,480
Other assets	36,304			35,580

Total assets	$821,706			$820,706

Interest-bearing liabilities:
Deposits:
NOW	$136,105	$184	0.54%	$130,480	$97	0.30%
Savings and money market	211,521	217	0.41%	218,798	197	0.36%
Time deposits	169,702	603	1.43%	183,757	551	1.20%

Total interest-bearing deposits	517,328	1,004	0.78%	533,035	845	0.64%
Short-term borrowings	1,260	2	0.49%	2,801	8	1.15%
Long-term debt	—	—	—	919	11	4.80%

Total interest-bearing liabilities	518,588	$1,006	0.78%	536,755	$864	0.65%
Noninterest-bearing deposits	207,935			195,422
Other liabilities	2,911			2,109
Stockholders’ equity	92,272			86,420

Total liabilities and stockholders’ equity	$821,706			$820,706

Net interest income and margin (tax-equivalent)		$6,742	3.50%		$6,469	3.36%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30,
	2019				2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate		Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$476,063	$11,490	4.87%	$	451,063	$10,538	4.71%
Securities - taxable	173,528	2,000	2.32%		189,442	2,089	2.22%
Securities - tax-exempt (2)	68,386	1,384	4.08%		71,283	1,465	4.14%

Total securities	241,914	3,384	2.82%		260,725	3,554	2.75%
Federal funds sold	19,198	225	2.36%		28,932	236	1.64%
Interest bearing bank deposits	36,683	438	2.41%		41,765	356	1.72%

Total interest-earning assets	773,858	$15,537	4.05%		782,485	$14,684	3.78%
Cash and due from banks	14,220				13,661
Other assets	36,331				35,059

Total assets	$824,409			$	831,205

Interest-bearing liabilities:
Deposits:
NOW	$134,242	$359	0.54%	$	138,163	$208	0.30%
Savings and money market	215,892	440	0.41%		220,022	396	0.36%
Time deposits	173,423	1,226	1.43%		185,588	1,113	1.21%

Total interest-bearing deposits	523,557	2,025	0.78%		543,773	1,717	0.64%
Short-term borrowings	1,615	4	0.74%		2,888	12	0.84%
Long-term debt	—	—	—		2,062	46	4.50%

Total interest-bearing liabilities	525,172	$2,029	0.78%		548,723	$1,775	0.65%
Noninterest-bearing deposits	205,324				192,642
Other liabilities	2,803				2,543
Stockholders’ equity	91,110				87,297

Total liabilities and stockholders’ equity	$824,409			$	831,205

Net interest income and margin (tax-equivalent)		$13,508	3.52%			$12,909	3.33%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 6 - Loan Portfolio Composition

		2019		2018
		Second	First	Fourth	Third	Second

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	54,307	50,898	63,467	52,430	52,921
Construction and land development		45,395	44,931	40,222	45,109	42,675
Commercial real estate		268,500	265,149	261,896	250,150	246,129
Residential real estate		99,292	103,631	102,597	103,329	105,705
Consumer installment		9,091	8,564	9,295	9,942	9,824

Total loans		476,585	473,173	477,477	460,960	457,254
Less: unearned income		(524)	(523)	(569)	(633)	(682)

Loans, net of unearned income		476,061	472,650	476,908	460,327	456,572
Less: allowance for loan losses		(4,851)	(4,808)	(4,790)	(4,785)	(4,750)

Loans, net	$	471,210	467,842	472,118	455,542	451,822

Table 7 - Allowance for Loan Losses and Nonperforming Assets

			2019		2018
			Second	First	Fourth	Third	Second

(Dollars in thousands)			Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$		4,808	4,790	4,785	4,750	4,732
Charge-offs:
Commercial real estate			—	—	—	—	(39)
Residential real estate			—	—	(11)	(11)	—
Consumer installment			(1)	(15)	(42)	(7)	—

Total charge-offs			(1)	(15)	(53)	(18)	(39)
Recoveries			44	33	58	53	57

Net recoveries			43	18	5	35	18

Ending balance			$4,851	4,808	4,790	4,785	4,750

as a % of loans			1.02%	1.02	1.00	1.04	1.04
as a % of nonperforming loans			3,703%	2,845	2,691	512	430
Net recoveries as % of avg. loans (a)			(0.04)%	(0.02)	—	(0.03)	(0.02)

Nonperforming assets:
Nonaccrual loans		$	131	169	178	934	1,104
Other real estate owned			303	172	172	137	137

Total nonperforming assets		$	434	341	350	1,071	1,241

as a % of loans and other real estate owned			0.09%	0.07	0.07	0.23	0.27
as a % of total assets			0.05%	0.04	0.04	0.13	0.15
Nonperforming loans as a % of total loans			0.03%	0.04	0.04	0.20	0.24

(a) Net recoveries are annualized.

Table 8 - Allocation of Allowance for Loan Losses

		2019						2018
		Second Quarter			First Quarter			Fourth Quarter			Third Quarter			Second Quarter
(Dollars in thousands)		Amount	%*		Amount	%*		Amount	%*		Amount	%*		Amount	%*

Commercial and industrial	$	726	11.4	$	686	10.8	$	778	13.3	$	544	11.4	$	600	11.6
Construction and land development		781	9.5		773	9.5		700	8.4		836	9.8		787	9.3
Commercial real estate		2,287	56.4		2,251	56.0		2,218	54.9		2,241	54.2		2,197	53.9
Residential real estate		904	20.8		930	21.9		946	21.5		997	22.4		1,017	23.1
Consumer installment		153	1.9		168	1.8		148	1.9		167	2.2		149	2.1

Total allowance for loan losses	$	4,851		$	4,808		$	4,790		$	4,785		$	4,750

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2019

Maturity of:
3 months or less	$20,069
Over 3 months through 6 months	22,807
Over 6 months through 12 months	21,211
Over 12 months	43,091

Total CDs and other time deposits of $100,000 or more	$107,178

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the second quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2019	717	$35.62	717	$2,827,454
May 1 - May 31, 2019	6,277	37.00	6,277	2,595,205
June 1 - June 30, 2019	2,693	34.04	2,693	2,503,535
Total	9,687	36.08	9,687	2,503,535

(1) These repurchases are part of a $5 million stock repurchase program adopted on January 15, 2019. As of June 30, 2019, the approximate remaining dollar value of shares that may be purchased under the program was $2.5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

10.1	Agreement dated July 24, 2017, by and between J. Michael King and AuburnBank. ***

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, President and Chief Executive Officer.****

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.****

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

***	Incorporated by reference from Registrant’s Form 8-K dated March 10, 2019.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: August 1, 2019	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: August 1, 2019	By: /s/ David A. Hedges
David A. Hedges
EVP and Chief Financial Officer