Form 10-Q
period 2019-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2019-10-31
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2019
Common Stock, $0.01 par value per share	3,566,146 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	September 30, 2019	December 31, 2018

Assets:
Cash and due from banks	$16,925	$13,043
Federal funds sold	7,683	26,918
Interest-bearing bank deposits	47,036	25,115

Cash and cash equivalents	71,644	65,076

Securities available-for-sale	251,152	239,801
Loans held for sale	1,071	383
Loans, net of unearned income	465,108	476,908
Allowance for loan losses	(4,807)	(4,790)

Loans, net	460,301	472,118

Premises and equipment, net	14,855	13,596
Bank-owned life insurance	19,091	18,765
Other assets	6,849	8,338

Total assets	$824,963	$818,077

Liabilities:
Deposits:
Noninterest-bearing	$203,278	$201,648
Interest-bearing	519,793	522,545

Total deposits	723,071	724,193
Federal funds purchased and securities sold under agreements to repurchase	972	2,300
Accrued expenses and other liabilities	4,200	2,529

Total liabilities	728,243	729,022

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,784	3,779
Retained earnings	100,009	95,635
Accumulated other comprehensive income (loss), net	2,243	(3,763)
Less treasury stock, at cost—390,989 shares and 313,267 shares at September 30, 2019 and December 31, 2018, respectively	(9,355)	(6,635)

Total stockholders’ equity	96,720	89,055

Total liabilities and stockholders’ equity	$824,963	$818,077

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018

Interest income:
Loans, including fees	$5,787	$5,511	$17,277	$16,049
Securities:
Taxable	997	974	2,997	3,063
Tax-exempt	526	577	1,619	1,734
Federal funds sold and interest-bearing bank deposits	335	283	998	875

Total interest income	7,645	7,345	22,891	21,721

Interest expense:
Deposits	1,076	920	3,101	2,637
Short-term borrowings	2	3	6	15
Long-term debt	—	—	—	46

Total interest expense	1,078	923	3,107	2,698

Net interest income	6,567	6,422	19,784	19,023
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,567	6,422	19,784	19,023

Noninterest income:
Service charges on deposit accounts	182	192	542	553
Mortgage lending	263	115	639	487
Bank-owned life insurance	109	110	326	324
Other	393	374	1,472	1,119
Securities gains, net	44	—	57	—

Total noninterest income	991	791	3,036	2,483

Noninterest expense:
Salaries and benefits	2,894	2,673	8,631	7,959
Net occupancy and equipment	387	339	1,152	1,069
Professional fees	195	213	698	707
FDIC and other regulatory assessments	18	70	149	248
Other	1,330	1,455	3,434	3,495

Total noninterest expense	4,824	4,750	14,064	13,478

Earnings before income taxes	2,734	2,463	8,756	8,028

Income tax expense	527	488	1,699	1,594

Net earnings	$2,207	$1,975	$7,057	$6,434

Net earnings per share:
Basic and diluted	$0.62	$0.54	$1.97	$1.77

Weighted average shares outstanding:
Basic and diluted	3,568,287	3,643,834	3,586,642	3,643,750

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Net earnings	$2,207	$1,975	$7,057	$6,434

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	1,596	(1,393)	6,049	(5,267)
Reclassification adjustment for net gain on securities recognized in net earnings	(33)	—	(43)	—

Other comprehensive income (loss)	1,563	(1,393)	6,006	(5,267)

Comprehensive income	$3,770	$582	$13,063	$1,167

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	Shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Outstanding	Stock	capital	earnings	income (loss)	stock	Total

Quarter ended September 30, 2019

Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065
Net earnings	—	—	—	2,207	—	—	2,207
Other comprehensive income	—	—	—	—	1,563	—	1,563
Cash dividends paid ($0.25 per share)	—	—	—	(892)	—	—	(892)
Stock repurchases	(5,702)	—	—	—	—	(224)	(224)
Sale of treasury stock	20	—	1	—	—	—	1

Balance, September 30, 2019	3,566,146	$39	$3,784	$100,009	$2,243	$(9,355)	$96,720

Quarter ended September 30, 2018

Balance, June 30, 2018	3,643,793	$39	$3,776	$93,009	$(4,440)	$(6,636)	$85,748
Net earnings	—	—	—	1,975	—	—	1,975
Other comprehensive loss	—	—	—	—	(1,393)	—	(1,393)
Cash dividends paid ($0.24 per share)	—	—	—	(875)	—	—	(875)
Sale of treasury stock	75	—	3	—	—	1	4

Balance, September 30, 2018	3,643,868	$39	$3,779	$94,109	$(5,833)	$(6,635)	$85,459

Nine months ended September 30, 2019

Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	7,057	—	—	7,057
Other comprehensive income	—	—	—	—	6,006	—	6,006
Cash dividends paid ($0.75 per share)	—	—	—	(2,683)	—	—	(2,683)
Stock repurchases	(77,907)	—	—	—	—	(2,721)	(2,721)
Sale of treasury stock	185	—	5	—	—	1	6

Balance, September 30, 2019	3,566,146	$39	$3,784	$100,009	$2,243	$(9,355)	$96,720

Nine months ended September 30, 2018

Balance, December 31, 2017	3,643,668	$39	$3,771	$90,299	$(566)	$(6,637)	$86,906
Net earnings	—	—	—	6,434	—	—	6,434
Other comprehensive loss	—	—	—	—	(5,267)	—	(5,267)
Cash dividends paid ($0.72 per share)	—	—	—	(2,624)	—	—	(2,624)
Sale of treasury stock	200	—	8	—	—	2	10

Balance, September 30, 2018	3,643,868	$39	$3,779	$94,109	$(5,833)	$(6,635)	$85,459

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2019	2018

Cash flows from operating activities:
Net earnings	$7,057	$6,434
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	705	712
Premium amortization and discount accretion, net	1,365	1,572
Net gain on securities available-for-sale	(57)	—
Net gain on sale of loans held for sale	(382)	(244)
Net gain on other real estate owned	(59)	—
Loans originated for sale	(22,051)	(23,946)
Proceeds from sale of loans	21,585	24,389
Increase in cash surrender value of bank-owned life insurance	(326)	(324)
Net increase in other assets	(1,009)	(143)
Net increase (decrease) in accrued expenses and other liabilities	1,677	(633)

Net cash provided by operating activities	8,505	7,817

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	12,159	—
Proceeds from prepayments and maturities of securities available-for-sale	38,413	25,046
Purchase of securities available-for-sale	(55,212)	(19,290)
Decrease (increase) in loans, net	11,735	(8,138)
Net purchases of premises and equipment	(1,604)	(170)
Decrease (increase) in FHLB stock	32	(20)
Proceeds from sale of other real estate owned	394	1,353

Net cash provided by (used in) investing activities	5,917	(1,219)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	1,630	5,262
Net decrease in interest-bearing deposits	(2,752)	(43,615)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,328)	(770)
Repayments or retirement of long-term debt	—	(3,217)
Stock repurchases	(2,721)	—
Dividends paid	(2,683)	(2,624)

Net cash used in financing activities	(7,854)	(44,964)

Net change in cash and cash equivalents	6,568	(38,366)
Cash and cash equivalents at beginning of period	65,076	105,528

Cash and cash equivalents at end of period	$71,644	$67,162

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,037	$2,717
Income taxes	1,499	2,228
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	891	—
Initial recognition of operating lease liabilities	889	—
Real estate acquired through foreclosure	82	1,490

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2019. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first nine months of 2019, the Company adopted new guidance related to the following Accounting Standards Updates (“Updates” or “ASUs”):

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2019 and 2018, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018

Basic and diluted:
Net earnings	$2,207	$1,975	$7,057	$6,434
Weighted average common shares outstanding	3,568,287	3,643,834	3,586,642	3,643,750

Net earnings per share	$0.62	$0.54	$1.97	$1.77

NOTE 3: SECURITIES

At September 30, 2019 and December 31, 2018, respectively, all securities within the scope of Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2019 and December 31, 2018, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

September 30, 2019
Agency obligations (a)	$5,001	32,347	18,683	—	56,031	398	21	$55,654
Agency RMBS (a)	—	—	4,978	123,582	128,560	770	451	128,241
State and political subdivisions	—	1,356	6,081	59,124	66,561	2,304	4	64,261

Total available-for-sale	$5,001	33,703	29,742	182,706	251,152	3,472	476	$248,156

December 31, 2018
Agency obligations (a)	$14,437	19,865	16,869	—	51,171	25	1,200	$52,346
Agency RMBS (a)	—	—	8,368	110,230	118,598	65	3,738	122,271
State and political subdivisions	—	3,682	7,726	58,624	70,032	518	692	70,206

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801	608	5,630	$244,823

(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $145.9 million and $133.1 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at September 30, 2019 and December 31, 2018, respectively. Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2019 and December 31, 2018, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2019:
Agency obligations	$4,970	9	4,980	12	$9,950	21
Agency RMBS	16,705	44	40,144	407	56,849	451
State and political subdivisions	3,438	4	—	—	3,438	4

Total	$25,113	57	45,124	419	$70,237	476

December 31, 2018:
Agency obligations	$4,724	28	44,307	1,172	$49,031	1,200
Agency RMBS	12,325	238	99,184	3,500	111,509	3,738
State and political subdivisions	14,840	181	14,384	511	29,224	692

Total	$31,889	447	157,875	5,183	$189,764	5,630

For the securities in the previous table, the Company does not have the intent to sell and has determined it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis, which may be maturity. On a quarterly basis, the Company assesses each security for credit impairment. For debt securities, the Company evaluates, where necessary, whether credit impairment exists by comparing the present value of the expected cash flows to the securities’ amortized cost basis.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2019 and December 31, 2018, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2019 and 2018, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Gross realized gains	$44	—	$76	—
Gross realized losses	—	—	(19)	—

Realized gains, net	$44	—	$57	—

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	September 30, 2019	December 31, 2018

Commercial and industrial	$52,288	$63,467
Construction and land development	41,599	40,222
Commercial real estate:
Owner occupied	60,977	56,413
Multi-family	42,766	40,455
Other	163,603	165,028

Total commercial real estate	267,346	261,896
Residential real estate:
Consumer mortgage	48,348	56,223
Investment property	46,867	46,374

Total residential real estate	95,215	102,597
Consumer installment	9,148	9,295

Total loans	465,596	477,477
Less: unearned income	(488)	(569)

Loans, net of unearned income	$465,108	$476,908

Loans secured by real estate were approximately 86.8% of the Company’s total loan portfolio at September 30, 2019. At September 30, 2019, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following describes the risk characteristics relevant to each of the portfolio segments and classes.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2019 and December 31, 2018.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

September 30, 2019:
Commercial and industrial	$52,235	53	—	52,288	—	$52,288
Construction and land development	41,150	449	—	41,599	—	41,599
Commercial real estate:
Owner occupied	60,977	—	—	60,977	—	60,977
Multi-family	42,766	—	—	42,766	—	42,766
Other	163,603	—	—	163,603	—	163,603

Total commercial real estate	267,346	—	—	267,346	—	267,346
Residential real estate:
Consumer mortgage	47,986	94	94	48,174	174	48,348
Investment property	46,867	—	—	46,867	—	46,867

Total residential real estate	94,853	94	94	95,041	174	95,215
Consumer installment	9,127	21	—	9,148	—	9,148

Total	$464,711	617	94	465,422	174	$465,596

December 31, 2018:
Commercial and industrial	$63,367	100	—	63,467	—	$63,467
Construction and land development	39,997	225	—	40,222	—	40,222
Commercial real estate:
Owner occupied	56,413	—	—	56,413	—	56,413
Multi-family	40,455	—	—	40,455	—	40,455
Other	165,028	—	—	165,028	—	165,028

Total commercial real estate	261,896	—	—	261,896	—	261,896
Residential real estate:
Consumer mortgage	54,446	1,599	—	56,045	178	56,223
Investment property	46,233	141	—	46,374	—	46,374

Total residential real estate	100,679	1,740	—	102,419	178	102,597
Consumer installment	9,254	41	—	9,295	—	9,295

Total	$475,193	2,106	—	477,299	178	$477,477

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2019, the Company increased its look-back period to 42 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2019
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$726	781	2,287	904	153	$4,851
Charge-offs	(128)	—	—	(1)	(2)	(131)
Recoveries	59	—	—	12	16	87

Net (charge-offs) recoveries	(69)	—	—	11	14	(44)
Provision for loan losses	28	(51)	67	(25)	(19)	—

Ending balance	$685	730	2,354	890	148	$4,807

Nine months ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	(128)	—	—	(1)	(18)	(147)
Recoveries	83	—	1	59	21	164

Net (charge-offs) recoveries	(45)	—	1	58	3	17
Provision for loan losses	(48)	30	135	(114)	(3)	—

Ending balance	$685	730	2,354	890	148	$4,807

	September 30, 2018
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$600	787	2,197	1,017	149	$4,750
Charge-offs	—	—	—	(11)	(7)	(18)
Recoveries	13	—	—	19	21	53

Net recoveries (charge-offs)	13	—	—	8	14	35
Provision for loan losses	(69)	49	44	(28)	4	—

Ending balance	$544	836	2,241	997	167	$4,785

Nine months ended:
Beginning balance	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	(39)	(15)	(9)	(115)
Recoveries	59	—	—	52	32	143

Net recoveries (charge-offs)	7	—	(39)	37	23	28
Provision for loan losses	(116)	102	154	(111)	(29)	—

Ending balance	$544	836	2,241	997	167	$4,785

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2019 and 2018.

	Collectively evaluated (1)		Individually evaluated (2)		Total

	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

September 30, 2019:
Commercial and industrial	$685	52,288	—	—	685	52,288
Construction and land development	730	41,599	—	—	730	41,599
Commercial real estate	2,354	267,346	—	—	2,354	267,346
Residential real estate	890	95,215	—	—	890	95,215
Consumer installment	148	9,148	—	—	148	9,148

Total	$4,807	465,596	—	—	4,807	465,596

September 30, 2018:
Commercial and industrial	$544	52,430	—	—	544	52,430
Construction and land development	836	45,109	—	—	836	45,109
Commercial real estate	2,241	249,292	—	858	2,241	250,150
Residential real estate	997	103,329	—	—	997	103,329
Consumer installment	167	9,942	—	—	167	9,942

Total	$4,785	460,102	—	858	4,785	460,960

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

September 30, 2019:
Commercial and industrial	$49,369	2,419	500	—	$52,288
Construction and land development	40,792	147	660	—	41,599
Commercial real estate:
Owner occupied	59,825	1,072	80	—	60,977
Multi-family	42,766	—	—	—	42,766
Other	162,474	1,107	22	—	163,603

Total commercial real estate	265,065	2,179	102	—	267,346
Residential real estate:
Consumer mortgage	43,909	1,375	2,890	174	48,348
Investment property	46,136	161	570	—	46,867

Total residential real estate	90,045	1,536	3,460	174	95,215
Consumer installment	9,016	87	45	—	9,148

Total	$454,287	6,368	4,767	174	$465,596

December 31, 2018:
Commercial and industrial	$61,568	1,377	522	—	$63,467
Construction and land development	39,481	—	741	—	40,222
Commercial real estate:
Owner occupied	55,942	154	317	—	56,413
Multi-family	40,455	—	—	—	40,455
Other	163,449	1,208	371	—	165,028

Total commercial real estate	259,846	1,362	688	—	261,896
Residential real estate:
Consumer mortgage	50,903	1,374	3,768	178	56,223
Investment property	45,463	173	738	—	46,374

Total residential real estate	96,366	1,547	4,506	178	102,597
Consumer installment	9,149	75	71	—	9,295

Total	$466,410	4,361	6,528	178	$477,477

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

The Company had no impaired loans at September 30, 2019. The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2018.

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

	Quarter ended September 30, 2019		Nine months ended September 30, 2019

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial real estate:
Owner occupied	$—	—	31	9

Total commercial real estate	—	—	31	9

Total	$—	—	31	9

	Quarter ended September 30, 2018		Nine months ended September 30, 2018

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$—	—	12	—
Commercial real estate:
Owner occupied	164	2	168	7
Other	701	—	1,488	—

Total commercial real estate	865	2	1,656	7

Total	$865	2	1,668	7

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

The Company had no TDRs as of September 30, 2019. The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of December 31, 2018.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance

December 31, 2018
Commercial real estate:
Owner occupied	$157	—	157	$—

Total commercial real estate	$157	—	157	$—

Total	$157	—	157	$—

At September 30, 2019, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

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

There were no loans modified in a TDR during the quarter and nine months ended September 30, 2019. Two loans were modified in a TDR during the nine months ended September 30, 2018. The only concessions granted by the Company were related to either a delay in the required payment of interest or the interest rate at renewal was considered to be less than a market rate.

The following table summarizes the recorded investment in loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due) during the quarter and nine months ended September 30, 2018. During the quarter and nine months ended September 30, 2019, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

MSRs, net:
Beginning balance	$1,355	$1,549	$1,441	$1,644
Additions, net	80	61	160	175
Amortization expense	(109)	(115)	(275)	(324)

Ending balance	$1,326	$1,495	$1,326	$1,495

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$—
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$2,333	$2,659	$2,697	$2,528
End of period	2,068	2,615	2,068	2,615

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2019, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant

		Active Markets	Other	Significant

		for	Observable	Unobservable

		Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2019:
Securities available-for-sale:
Agency obligations	$56,031	—	56,031	—
Agency RMBS	128,560	—	128,560	—
State and political subdivisions	66,561	—	66,561	—

Total securities available-for-sale	251,152	—	251,152	—

Total assets at fair value	$251,152	—	251,152	—

December 31, 2018:
Securities available-for-sale:
Agency obligations	$51,171	—	51,171	—
Agency RMBS	118,598	—	118,598	—
State and political subdivisions	70,032	—	70,032	—

Total securities available-for-sale	239,801	—	239,801	—

Total assets at fair value	$239,801	—	239,801	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in

		Active Markets	Other	Significant

		for	Observable	Unobservable

	Carrying	Identical Assets	Inputs	Inputs

(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2019:
Loans held for sale	$1,071	—	1,071	—
Other assets (2)	1,326	—	—	1,326

Total assets at fair value	$2,397	—	1,071	1,326

December 31, 2018:
Loans held for sale	$383	—	383	—
Loans, net(1)	157	—	—	157
Other assets (2)	1,613	—	—	1,613

Total assets at fair value	$2,153	—	383	1,770

(1)	Loans considered impaired under ASC 310-10-35, Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2019, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2019, the significant unobservable inputs used in the fair value measurements are presented below.

				Weighted

	Carrying		Significant	Average

(Dollars in thousands)	Amount	Valuation Technique	Unobservable Input	of Input

September 30, 2019:

Mortgage servicing rights, net	1,326	Discounted cash flow	Prepayment speed or CPR (%)	11.9%

			Discount rate (%)	10.0%

December 31, 2018:

Impaired loans	$157	Appraisal	Appraisal discounts (%)	10.0%

Other real estate owned	172	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,441	Discounted cash flow	Prepayment speed or CPR (%)	8.3%

			Discount rate (%)	10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy

	Carrying	Estimated	Level 1	Level 2	Level 3

(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs

September 30, 2019:
Financial Assets:
Loans, net (1)	$460,301	$457,163	$—	$—	$457,163
Loans held for sale	1,071	1,090	—	1,090	—
Financial Liabilities:
Time Deposits	$168,210	$169,781	$—	$169,781	$—

December 31, 2018:
Financial Assets:
Loans, net (1)	$472,118	$465,456	$—	$—	$465,456
Loans held for sale	383	397	—	397	—
Financial Liabilities:
Time Deposits	$181,237	$181,168	$—	$181,168	$—

(1)	Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2019 and 2018, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2018 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

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

•

the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effect of the implementation of the current expected credit losses model to financial instruments;

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

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018

Net interest income (a)	$6,707	$6,575	$20,215	$19,484
Less: tax-equivalent adjustment	140	153	431	461

Net interest income (GAAP)	6,567	6,422	19,784	19,023
Noninterest income	991	791	3,036	2,483

Total revenue	7,558	7,213	22,820	21,506
Noninterest expense	4,824	4,750	14,064	13,478
Income tax expense	527	488	1,699	1,594

Net earnings	$2,207	$1,975	$7,057	$6,434

Basic and diluted earnings per share	$0.62	$0.54	$1.97	$1.77

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $7.1 million for the first nine months of 2019, compared to $6.4 million for the first nine months of 2018. Basic and diluted earnings per share were $1.97 per share for the first nine months of 2019, compared to $1.77 per share for the first nine months of 2018.

Net interest income (tax-equivalent) was $20.2 million for the first nine months of 2019, a 4% increase compared to $19.5 million for the first nine months of 2018. This increase was primarily due to loan growth and recent increases in short-term market interest rates. Average loans were up 5% to $474.4 million in the first nine months of 2019, compared to $452.6 million in the first nine months of 2018. The Company’s net interest margin (tax-equivalent) increased to 3.48% in the first nine months of 2019, compared to 3.36% for the first nine months of 2018 as yields on earning assets improved.

The Company recorded no provision for loan losses during the first nine months of 2019 and 2018, respectively. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $3.0 million for the first nine months of 2019 compared to $2.5 million for the first nine months of 2018. The increase was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first nine months of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018. Mortgage lending income also increased $0.2 million in the first nine months of 2019 compared to the first nine months of 2018 as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved.

Noninterest expense was $14.1 million for the first nine months of 2019 compared to $13.5 million for the first nine months of 2018. The increase was primarily due to increases in salaries and benefits expense.

Income tax expense was $1.7 million and $1.6 million for the first nine months of 2019 and 2018, respectively, reflecting an effective tax rate of 19.40% and 19.86%, respectively.

The Company paid cash dividends of $0.75 per share in the first nine months of 2019, an increase of 4.2% from the same period of 2018. At September 30, 2019, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.96%, a tier 1 leverage ratio of 11.22% and a common equity tier 1 (“CET1”) ratio of 17.06% at September 30, 2019.

For the third quarter of 2019, net earnings were $2.2 million, or $0.62 per share, compared to $2.0 million, or $0.54 per share, for the third quarter of 2018. Net interest income (tax-equivalent) was $6.7 million for the third quarter of 2019 compared to $6.6 million for the third quarter of 2018. The Company recorded no provision for loan losses in the third quarter of 2019 or 2018. Noninterest income was $1.0 million in the third quarter of 2019 and $0.8 million in the third quarter of 2018. The increase was primarily due to an increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved. Noninterest expense was $4.8 million in the third quarter of 2019 and 2018, respectively. Income tax expense was $0.5 million for the third quarter of 2019 and 2018, respectively. The Company’s effective tax rate for the third quarter of 2019 was 19.28%, compared to 19.81% in the third quarter of 2018.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2019 and December 31, 2018, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2019, the Company increased its look-back period to 42 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2019		2018
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$475,467	4.86%	$453,881	4.73%
Securities - taxable	175,703	2.28%	185,448	2.21%
Securities - tax-exempt	67,964	4.03%	71,219	4.12%

Total securities	243,667	2.77%	256,667	2.74%
Federal funds sold	19,552	2.32%	30,092	1.75%
Interest bearing bank deposits	37,094	2.38%	35,729	1.80%

Total interest-earning assets	775,780	4.02%	776,369	3.82%

Deposits:
NOW	134,368	0.53%	129,882	0.32%
Savings and money market	218,284	0.43%	222,013	0.38%
Time Deposits	171,804	1.45%	184,669	1.23%

Total interest-bearing deposits	524,456	0.79%	536,564	0.66%
Short-term borrowings	1,503	0.50%	2,805	0.74%
Long-term debt	—	—	1,367	4.47%

Total interest-bearing liabilities	525,959	0.79%	540,736	0.67%

Net interest income and margin (tax-equivalent)	$20,215	3.48%	$19,484	3.36%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $20.2 million for the first nine months of 2019 compared to $19.5 million for the first nine months of 2018. This increase was primarily due to improvement in the Company’s net interest margin (tax-equivalent).

Expansion of our interest-earning asset yields was primarily driven by loan growth and recent increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits.

The cost of total interest-bearing liabilities was 0.79% for the first nine months of 2019, an increase of 12 basis points compared to the first nine months of 2018. This increase in our funding costs was primarily due to higher prevailing market interest rates.

We continue to deploy various asset liability management strategies to manage our risk to interest rate fluctuations. Although the rise in interest rates over the last two years has lifted the yields we receive on earning assets, pricing for creditworthy borrowers and meaningful depositors is very competitive in our markets. We anticipate that this challenging competitive environment will continue during the remainder of 2019. In the event that short-term interest rates were to be cut further in 2019 or beyond our net interest margin would likely be negatively impacted as our ability to lower our funding cost on our deposit products would likely lag the pace with which these cuts would impact our yields on our earning assets. Though we believe our net interest margin may decrease slightly for the remainder of 2019, we believe our net interest income should continue to increase in 2019 compared to 2018 primarily due to increased average loan volumes. We seek to fund these increased loan volumes by growing our core deposits, but will utilize noncore funding to fund shortfalls, if any.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The Company recorded no provision for loan losses for the first nine months of 2019 and 2018. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.03% at September 30, 2019, compared to 1.00% at December 31, 2018. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Service charges on deposit accounts	$182	$192	$542	$553
Mortgage lending income	263	115	639	487
Bank-owned life insurance	109	110	326	324
Securities gains, net	44	—	57	—
Other	393	374	1,472	1,119

Total noninterest income	$991	$791	$3,036	$2,483

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Origination income	$194	$46	$382	$244
Servicing fees, net	69	69	257	243

Total mortgage lending income	$263	$115	$639	$487

The increase in mortgage lending income was primarily due to an increase in the level of refinance activity and improved pricing margins. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is a primarily attributable to the origination and sale of new mortgage loans.

The increase in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019 with respect to a $0.4 million pre-tax loss incurred in the third quarter of 2018.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Salaries and benefits	$2,894	$2,673	$8,631	$7,959
Net occupancy and equipment	387	339	1,152	1,069
Professional fees	195	213	698	707
FDIC and other regulatory assessments	18	70	149	248
Other	1,330	1,455	3,434	3,495

Total noninterest expense	$4,824	$4,750	$14,064	$13,478

The increase in salaries and benefits expense reflected routine annual increases.

The decrease in FDIC and other regulatory assessments expense was primarily due to the FDIC notifying us that the Bank would receive an assessment credit of approximately $0.2 million to offset future assessments as the FDIC Deposit Insurance Fund had exceeded its target ratio of 1.35% as of September 30, 2018. However, in March 2019, the FDIC provided an update that the Deposit Insurance Fund ratio was 1.36% at December 31, 2018, below the 1.38% threshold required for assessment credits to be applied. The Deposit Insurance Fund ratio was again below 1.38% at the end of the first quarter of 2019. As such, the Bank recognized FDIC assessment expense in the first and second quarters of 2019. The ratio exceeded 1.38% at June 30, 2019, so assessment credits were applied against our assessment due for the third quarter of 2019. Future expense may continue to be reduced by these assessment credits depending on the level of the Deposit Insurance Fund, until they are fully utilized.

The decrease in other noninterest expense was primarily due to a $0.4 million loss in the third quarter of 2018, which was partially offset by an increase in marketing expense of $0.2 million in the third quarter of 2019. In March 2019, the Company received a settlement of $0.3 million from its insurance provider related to this claim which was included in other noninterest income.

Income Tax Expense

Income tax expense was $1.7 million and $1.6 million for the first nine months of 2019 and 2018 reflecting an effective tax rate of 19.40% and 19.86%, respectively.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $251.2 million at September 30, 2019 compared to $239.8 million at December 31, 2018. This increase was primarily due to an increase in the fair value of securities of $8.0 million as long-term interest rates declined during the first nine months of 2019. The average annualized tax-equivalent yields earned on total securities were 2.77% in 2019 and 2.74% in 2018.

Loans

	2019			2018
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$52,288	54,307	50,898	63,467	52,430
Construction and land development	41,599	45,395	44,931	40,222	45,109
Commercial real estate	267,346	268,500	265,149	261,896	250,150
Residential real estate	95,215	99,292	103,631	102,597	103,329
Consumer installment	9,148	9,091	8,564	9,295	9,942

Total loans	465,596	476,585	473,173	477,477	460,960
Less: unearned income	(488)	(524)	(523)	(569)	(633)

Loans, net of unearned income	$465,108	476,061	472,650	476,908	460,327

Total loans, net of unearned income, were $465.1 million at September 30, 2019, compared to $476.9 million at December 31, 2018. The decrease was primarily due to a decrease in commercial and industrial of $11.2 million and residential of $7.4 million, which was partially offset by growth in commercial real estate of $5.5 million. Four loan categories represented the majority of the loan portfolio at September 30, 2019: commercial real estate (58%), residential real estate (21%), construction and land development (9%) and commercial and industrial (11%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2019.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $11.5 million, or 2% of total loans, at September 30, 2019, compared to $12.3 million, or 3% of total loans, at December 31, 2018. For residential real estate mortgage loans with a consumer purpose, $1.0 million required interest-only payments at September 30, 2019, compared to $0.5 million at December 31, 2018. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.86% in the first nine months of 2019 and 4.73% in the first nine months of 2018.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.6 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2019, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2019 (and related balances at December 31, 2018).

	September 30,	December 31,

(In thousands)	2019	2018

Lessors of 1 to 4 family residential properties	$46,867	$46,374
Hotel/motel	44,222	47,936
Multi-family residential properties	42,766	40,455
Shopping centers	35,543	25,421
Office buildings	25,661	35,789

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.8 million at September 30, 2019 and December 31, 2018, respectively, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2019 and the previous four quarters is presented below.

	2019			2018
	Third	Second	First	Fourth	Third

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,851	4,808	4,790	4,785	4,750
Charge-offs:
Commercial and industrial	(128)	—	—	—	—
Residential real estate	(1)	—	—	(11)	(11)
Consumer installment	(2)	(1)	(15)	(42)	(7)

Total charge-offs	(131)	(1)	(15)	(53)	(18)
Recoveries	87	44	33	58	53

Net (charge-offs) recoveries	(44)	43	18	5	35

Ending balance	$4,807	4,851	4,808	4,790	4,785

as a % of loans	1.03%	1.02	1.02	1.00	1.04
as a % of nonperforming loans	2,763%	3,703	2,845	2,691	512
Net charge-offs (recoveries) as % of average loans (a)	0.04%	(0.04)	(0.02)	—	(0.03)

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.03% at September 30, 2019, compared to 1.00% at December 31, 2018. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

The Company had $0.2 million in nonperforming assets at September 30, 2019 compared to $0.4 million at December 31, 2018.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2019 and the previous four quarters.

	2019			2018
	Third	Second	First	Fourth	Third

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$174	131	169	178	934
Other real estate owned	—	303	172	172	137

Total nonperforming assets	$174	434	341	350	1,071

as a % of loans and other real estate owned	0.04%	0.09	0.07	0.07	0.23
as a % of total assets	0.02%	0.05	0.04	0.04	0.13
Nonperforming loans as a % of total loans	0.04%	0.03	0.04	0.04	0.20

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2019 and the previous four quarters.

	2019			2018
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Construction and land development	—	—	—	—	36
Commercial real estate	—	—	—	—	696
Residential real estate	174	131	169	178	194
Consumer installment	—	—	—	—	8

Total nonaccrual loans	$174	131	169	178	934

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2019 and December 31, 2018, respectively, the Company had $0.2 million, respectively, in loans on nonaccrual status.

At September 30, 2019 there $0.1 million in loans 90 days or more past due still accruing. At December 31, 2018 there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of other real estate owned for the third quarter of 2019 and the previous four quarters.

	2019			2018
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$—	303	172	172	137

Total other real estate owned	$—	303	172	172	137

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $4.8 million, or 1.0% of total loans at September 30, 2019, and $6.5 million, or 1.4% of total loans at December 31, 2018.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2019 and the previous four quarters.

	2019			2018
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$500	590	570	522	96
Construction and land development	660	681	719	741	763
Commercial real estate	102	105	338	688	698
Residential real estate	3,460	3,621	3,724	4,506	4,025
Consumer installment	45	51	130	71	69

Total potential problem loans	$4,767	5,048	5,481	6,528	5,651

At September 30, 2019, approximately $0.4 million, or 8% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2019 and the previous four quarters.

	2019			2018
	Third	Second	First	Fourth	Third

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$53	109	428	100	10
Construction and land development	449	351	152	225	241
Residential real estate	94	214	339	1,740	186
Consumer installment	21	8	8	41	17

Total	$617	682	927	2,106	454

Deposits

Total deposits were $723.1 million at September 30, 2019, compared to $724.2 million at December 31, 2018. Noninterest-bearing deposits were $203.3 million, or 28.1% of total deposits, at September 30, 2019, compared to $201.6 million, or 27.8% of total deposits at December 31, 2018.

The average rate paid on total interest-bearing deposits was 0.79% in the first nine months of 2019 and 0.66% in the first nine months of 2018.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2019, and at December 31, 2018, respectively. Securities sold under agreements to repurchase totaled $1.0 million at September 30, 2019, compared to $2.3 million at December 31, 2018.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2019 compared to 0.74% in the first nine months of 2018.

The Company had no long-term debt at September 30, 2019 and December 31, 2018.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $96.7 million and $89.1 million as of September 30, 2019 and December 31, 2018, respectively. The increase from December 31, 2018 was primarily due to other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net-of-tax, of $6.0 million and net earnings of $7.1 million, which were partially offset by repurchases of shares in the Company’s stock totaling $2.7 million and cash dividends totaling $2.7 million. During the first nine months of 2019, the Company repurchased 77,907 shares under the Company’s current stock repurchase program, which began January 15, 2019. These shares were repurchased at an average cost per share of $34.92 and a total cost of $2.7 million. As of September 30, 2019, the approximate dollar value of shares that may be repurchased under the current repurchase program was $2.7 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2019, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 11.22%, CET1 risk-based capital ratio was 17.06%, tier 1 risk-based capital ratio was 17.06%, and total risk-based capital ratio was 17.96% at September 30, 2019. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 9.96% at September 30, 2019.

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

At September 30, 2019, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2019, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2019 and December 31, 2018, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2019, the Bank had a remaining available line of credit with the FHLB of $251.0 million. At September 30, 2019, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At September 30, 2019, the Bank had outstanding standby letters of credit of $2.2 million and unfunded loan commitments outstanding of $57.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2019, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $278.0 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first nine months of 2019 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase requests at September 30, 2019.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2019, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):—Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.    For public business entities, the new guidance was originally effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company has developed an implementation team that is following a general timeline. The team has been working with an advisory consultant, with whom a third-party software license has been purchased. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor. In October 2019, the FASB moved to defer the effective date of ASU No. 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The approved proposal delayed the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company, the delay would be applicable to the Company. The FASB is expected to finalize a revised ASU in mid-November.

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

	2019			2018
	Third	Second	First	Fourth	Third

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,567	6,597	6,620	6,547	6,422
Tax-equivalent adjustment	140	145	146	152	153

Net interest income (Tax-equivalent)	$6,707	6,742	6,766	6,699	6,575

	Nine months ended September 30,
(In thousands)	2019	2018

Net interest income (GAAP)	$19,784	19,023
Tax-equivalent adjustment	431	461

Net interest income (Tax-equivalent)	$20,215	19,484

Table 2 - Selected Quarterly Financial Data

	2019			2018
	Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

Results of Operations
Net interest income (a)	$6,707	6,742	6,766	6,699	6,575
Less: tax-equivalent adjustment	140	145	146	152	153

Net interest income (GAAP)	6,567	6,597	6,620	6,547	6,422
Noninterest income	991	885	1,160	842	791

Total revenue	7,558	7,482	7,780	7,389	7,213
Provision for loan losses	—	—	—	—	—
Noninterest expense	4,824	4,629	4,611	4,396	4,750
Income tax expense	527	546	626	593	488

Net earnings	$2,207	2,307	2,543	2,400	1,975

Per share data:
Basic and diluted net earnings	$0.62	0.64	0.70	0.66	0.54
Cash dividends declared	0.25	0.25	0.25	0.24	0.24
Weighted average shares outstanding:
Basic and diluted	3,568,287	3,577,409	3,614,741	3,643,868	3,643,834
Shares outstanding, at period end	3,566,146	3,571,828	3,581,485	3,643,868	3,643,868
Book value	$27.12	26.34	25.39	24.44	23.45
Common stock price
High	$47.38	39.55	39.43	41.50	53.50
Low	32.33	31.06	30.61	28.88	38.31
Period end:	47.38	33.50	39.43	31.66	38.32
To earnings ratio	18.08x	13.19	15.71	13.14	16.96
To book value	175%	127	155	130	163
Performance ratios:
Return on average equity	9.25%	10.00	11.31	11.05	9.08
Return on average assets	1.06%	1.12	1.23	1.20	0.97
Dividend payout ratio	40.32%	39.06	35.71	36.36	44.44
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.03%	1.02	1.02	1.00	1.04
Nonperforming loans	2,763%	3,703	2,845	2,691	512
Nonperforming assets as a % of:
Loans and foreclosed properties	0.04%	0.09	0.07	0.07	0.23
Total assets	0.02%	0.05	0.04	0.04	0.13
Nonperforming loans as a % of total loans	0.04%	0.03	0.04	0.04	0.20
Annualized net charge-offs (recoveries) as % of average loans	0.04%	(0.04)	(0.02)	—	(0.03)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	17.06%	16.26	16.17	16.49	16.31
Tier 1 risk-based capital ratio	17.06%	16.26	16.17	16.49	16.31
Total risk-based capital ratio	17.96%	17.14	17.06	17.38	17.21
Tier 1 leverage ratio	11.22%	11.14	10.87	11.33	11.01
Other financial data:
Net interest margin (a)	3.41%	3.50	3.54	3.54	3.41
Effective income tax rate	19.28%	19.14	19.75	19.81	19.81
Efficiency ratio (b)	62.67%	60.69	58.18	58.29	64.49
Selected average balances:
Securities	$247,114	243,784	240,024	240,334	248,684
Loans, net of unearned income	472,747	473,281	477,335	467,380	457,969
Total assets	829,761	821,706	827,143	802,555	813,531
Total deposits	729,608	725,263	732,539	711,043	721,566
Total stockholders’ equity	95,400	92,272	89,934	86,881	86,958
Selected period end balances:
Securities	$251,152	248,813	241,287	239,801	243,336
Loans, net of unearned income	465,108	476,061	472,650	476,908	460,327
Allowance for loan losses	4,807	4,851	4,808	4,790	4,785
Total assets	824,963	839,178	835,014	818,077	808,951
Total deposits	723,071	740,501	739,631	724,193	719,306
Total stockholders’ equity	96,720	94,065	90,949	89,055	85,459

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidary, AuburnBank.

Table 3 - Selected Financial Data

	Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2019	2018

Results of Operations
Net interest income (a)	$20,215	19,484
Less: tax-equivalent adjustment	431	461

Net interest income (GAAP)	19,784	19,023
Noninterest income	3,036	2,483

Total revenue	22,820	21,506
Provision for loan losses	—	—
Noninterest expense	14,064	13,478
Income tax expense	1,699	1,594

Net earnings	$7,057	6,434

Per share data:
Basic and diluted net earnings	$1.97	1.77
Cash dividends declared	0.75	0.72
Weighted average shares outstanding:
Basic and diluted	3,586,642	3,643,750
Shares outstanding, at period end	3,566,146	3,643,868
Book value	$27.12	23.45
Common stock price
High	$47.38	53.50
Low	30.61	35.50
Period end	47.38	38.32
To earnings ratio	18.08x	16.96
To book value	175%	163
Performance ratios:
Return on average equity	10.17%	9.84
Return on average assets	1.14%	1.04
Dividend payout ratio	38.07%	40.68
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.03%	1.04
Nonperforming loans	2,763%	512
Nonperforming assets as a % of:
Loans and other real estate owned	0.04%	0.23
Total assets	0.02%	0.13
Nonperforming loans as a % of total loans	0.04%	0.20
Annualized net charge-offs (recoveries) as a % of average loans	—%	(0.01)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	17.06%	16.31
Tier 1 risk-based capital ratio	17.06%	16.31
Total risk-based capital ratio	17.96%	17.21
Tier 1 leverage ratio	11.22%	11.01
Other financial data:
Net interest margin (a)	3.48%	3.36
Effective income tax rate	19.40%	19.86
Efficiency ratio (b)	60.49%	61.36
Selected average balances:
Securities	$243,666	256,667
Loans, net of unearned income	474,438	452,627
Total assets	826,213	825,249
Total deposits	729,126	731,411
Long-term debt	—	1,367
Total stockholders’ equity	92,555	87,183
Selected period end balances:
Securities	$251,152	243,336
Loans, net of unearned income	465,108	460,327
Allowance for loan losses	4,807	4,785
Total assets	824,963	808,951
Total deposits	723,071	719,306
Total stockholders’ equity	96,720	85,459

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$474,293	$5,787	4.84%	$459,423	$5,511	4.76%
Securities - taxable	179,981	997	2.20%	177,592	974	2.18%
Securities - tax-exempt (2)	67,133	665	3.93%	71,092	730	4.07%

Total securities	247,114	1,662	2.67%	248,684	1,704	2.72%
Federal funds sold	20,250	114	2.23%	32,374	159	1.95%
Interest bearing bank deposits	37,902	221	2.31%	23,854	124	2.06%

Total interest-earning assets	779,559	$7,784	3.96%	764,335	$7,498	3.89%
Cash and due from banks	13,923			13,422
Other assets	36,279			35,774

Total assets	$829,761			$813,531

Interest-bearing liabilities:
Deposits:
NOW	$134,615	$178	0.52%	$113,590	$101	0.35%
Savings and money market	222,992	265	0.47%	225,930	232	0.41%
Time deposits	168,619	632	1.49%	182,860	587	1.27%

Total interest-bearing deposits	526,226	1,075	0.81%	522,380	920	0.70%
Short-term borrowings	1,281	2	0.50%	2,640	3	0.49%

Total interest-bearing liabilities	527,507	$1,077	0.81%	525,020	$923	0.70%
Noninterest-bearing deposits	203,382			199,186
Other liabilities	3,472			2,367
Stockholders’ equity	95,400			86,958

Total liabilities and stockholders’ equity	$829,761			$813,531

Net interest income and margin (tax-equivalent)		$6,707	3.41%		$6,575	3.41%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$475,467	$17,277	4.86%	$453,881	$16,049	4.73%
Securities - taxable	175,703	2,997	2.28%	185,448	3,063	2.21%
Securities - tax-exempt (2)	67,964	2,049	4.03%	71,219	2,195	4.12%

Total securities	243,667	5,046	2.77%	256,667	5,258	2.74%
Federal funds sold	19,552	339	2.32%	30,092	395	1.75%
Interest bearing bank deposits	37,094	659	2.38%	35,729	480	1.80%

Total interest-earning assets	775,780	$23,321	4.02%	776,369	$22,182	3.82%
Cash and due from banks	14,120			13,580
Other assets	36,313			35,300

Total assets	$826,213			$825,249

Interest-bearing liabilities:
Deposits:
NOW	$134,368	$537	0.53%	$129,882	$309	0.32%
Savings and money market	218,284	705	0.43%	222,013	628	0.38%
Time deposits	171,804	1,858	1.45%	184,669	1,700	1.23%

Total interest-bearing deposits	524,456	3,100	0.79%	536,564	2,637	0.66%
Short-term borrowings	1,503	6	0.50%	2,805	15	0.74%
Long-term debt	—	—	—	1,367	46	4.47%

Total interest-bearing liabilities	525,959	$3,106	0.79%	540,736	$2,698	0.67%
Noninterest-bearing deposits	204,670			194,847
Other liabilities	3,029			2,483
Stockholders’ equity	92,555			87,183

Total liabilities and stockholders’ equity	$826,213			$825,249

Net interest income and margin (tax-equivalent)		$20,215	3.48%		$19,484	3.36%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 6 - Loan Portfolio Composition

		2019			2018

		Third	Second	First	Fourth	Third

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	52,288	54,307	50,898	63,467	52,430
Construction and land development		41,599	45,395	44,931	40,222	45,109
Commercial real estate		267,346	268,500	265,149	261,896	250,150
Residential real estate		95,215	99,292	103,631	102,597	103,329
Consumer installment		9,148	9,091	8,564	9,295	9,942

Total loans		465,596	476,585	473,173	477,477	460,960
Less: unearned income		(488)	(524)	(523)	(569)	(633)

Loans, net of unearned income		465,108	476,061	472,650	476,908	460,327
Less: allowance for loan losses		(4,807)	(4,851)	(4,808)	(4,790)	(4,785)

Loans, net	$	460,301	471,210	467,842	472,118	455,542

Table 7 - Allowance for Loan Losses and Nonperforming Assets

		2019			2018
		Third	Second	First	Fourth	Third

(Dollars in thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Allowance for loan losses:
Balance at beginning of period	$	4,851	4,808	4,790	4,785	4,750
Charge-offs:
Commercial and industrial		(128)	—	—	—	—
Residential real estate		(1)	—	—	(11)	(11)
Consumer installment		(2)	(1)	(15)	(42)	(7)

Total charge-offs		(131)	(1)	(15)	(53)	(18)
Recoveries		87	44	33	58	53

Net (charge-offs) recoveries		(44)	43	18	5	35
Provision for loan losses		—	—	—	—	—

Ending balance	$	4,807	4,851	4,808	4,790	4,785

as a % of loans		1.03%	1.02	1.02	1.00	1.04
as a % of nonperforming loans		2,763%	3,703	2,845	2,691	512
Net charge-offs (recoveries) as % of avg. loans (a)		0.04%	(0.04)	(0.02)	—	(0.03)

Nonperforming assets:
Nonaccrual loans	$	174	131	169	178	934
Other real estate owned		—	303	172	172	137

Total nonperforming assets	$	174	434	341	350	1,071

as a % of loans and foreclosed properties		0.04%	0.09	0.07	0.07	0.23
as a % of total assets		0.02%	0.05	0.04	0.04	0.13
Nonperforming loans as a % of total loans		0.04%	0.03	0.04	0.04	0.20
Accruing loans 90 days or more past due	$	94	—	—	—	—

(a) Net charge-offs (recoveries) are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2019									2018
	Third Quarter			Second Quarter			First Quarter			Fourth Quarter			Third Quarter
(Dollars in thousands)	Amount	%*		Amount	%*		Amount	%*		Amount	%*		Amount	%*

Commercial and industrial	$685	11.2	$	726	11.4	$	686	10.8	$	778	13.3	$	544	11.4
Construction and land development	730	8.9		781	9.5		773	9.5		700	8.4		836	9.8
Commercial real estate	2,354	57.4		2,287	56.4		2,251	56.0		2,218	54.9		2,241	54.2
Residential real estate	890	20.5		904	20.8		930	21.9		946	21.5		997	22.4
Consumer installment	148	2.0		153	1.9		168	1.8		148	1.9		167	2.2

Total allowance for loan losses	$4,807		$	4,851		$	4,808		$	4,790		$	4,785

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2019

Maturity of:
3 months or less	$22,037
Over 3 months through 6 months	14,078
Over 6 months through 12 months	24,326
Over 12 months	47,230

Total CDs and other time deposits of $100,000 or more	$107,671

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s common stock repurchases during the third quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2019	2,536	$40.43	2,536	$2,401,005
August 1 - August 31, 2019	3,066	39.70	3,066	2,279,285
September 1 - September 30, 2019	—	—	—	2,279,285
Total	5,602	40.03	5,602	2,279,285

(1) These repurchases are part of a $5 million stock repurchase program adopted on January 15, 2019. As of September 30, 2019, the approximate remaining dollar value of shares that may be purchased under the program was $2.3 million.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date: October 31, 2019	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: October 31, 2019	By: /s/ David A. Hedges
David A. Hedges
EVP and Chief Financial Officer