Form 10-K
period 2019-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2020-03-06
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

Commission File Number: 0-26486

Auburn National Bancorporation, Inc.

(Exact name of registrant as specified in charter)

Delaware	63-0885779
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 N. Gay Street, Auburn, Alabama	36830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (334) 821-9200

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Stock, par value $0.01	AUBN	Nasdaq Global Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter: $76,043,895 as of June 30, 2019.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 3,566,146 shares of common stock as of March 05, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held May 12, 2020, are incorporated by reference into Part II, Item 5 and Part III of this Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●

the effects of future economic, business and market conditions and changes, foreign, domestic and locally, including seasonality, including as a result of natural disasters or climate change, such as rising sea and water levels, hurricanes and tornados, coronavirus or other epidemics or pandemics;

●	the effects of war or other conflicts, acts of terrorism, or other events that may affect general economic conditions;

●	governmental monetary and fiscal policies;

●

legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;

●

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio reviews;

●

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

●	changes in borrower credit risks and payment behaviors;

●	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

●	changes in the prices, values and sales volumes of residential and commercial real estate;

●

the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

●

the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and other asset impairments, losses valuations of assets and liabilities and other estimates;

●	The costs of redeveloping our headquarters and the timing and amount of rental income upon completion of the project;

●

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

●	cyber-attacks and data breaches that may compromise our systems, our vendor systems or customers’ information;

●

the risks that our deferred tax assets (“DTAs”), if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards that we may be able to utilize for income tax purposes; and

●

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

Services

The Bank offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area. The Bank’s primary service area includes the cities of Auburn and Opelika, Alabama and nearby surrounding areas in East Alabama, primarily in Lee County. The Bank also offers commercial, financial, agricultural, real estate construction and consumer loan products and other financial services. The Bank is one of the largest providers of automated teller services in East Alabama and operates ATM machines in 13 locations in its primary service area. The Bank offers Visa® Checkcards, which are debit cards with the Visa logo that work like checks but can be used anywhere Visa is accepted, including ATMs. The Bank’s Visa Checkcards can be used internationally through the Plus® network. The Bank offers online banking, bill payment and other electronic services through its Internet website, www.auburnbank.com. Our online banking services, bill payment and electronic services are subject to certain cybersecurity risks. See “Risk Factors – Our information systems may experience interruptions and security breaches.”

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

Selected Economic Data

Lee County’s population was estimated to be 163,941 in 2018, and has increased approximately 16.9% from 2010 to 2018. The largest employers in the area are Auburn University, East Alabama Medical Center, a Wal-Mart Distribution Center, Mando America Corporation, and Briggs & Stratton. Auto manufacturing and related suppliers are increasingly important along Interstate Highway 85 to the east and west of Auburn. Kia Motors has a large automobile factory in nearby West Point, Georgia, and Hyundai Motors has a large automobile factory in Montgomery, Alabama.

Between 2010 and 2018, the Auburn-Opelika MSA grew 16.9%, the second fastest growing MSA in Alabama. The U.S. Census Bureau estimates that the Auburn-Opelika MSA population will grow 5.41% from 2020 to 2025. During the same time, the U.S. Census Bureau estimates that household income will increase 13.70%, to $66,363, which is approximately the same as the Birmingham-Hoover MSA.

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

The Bank has loans outstanding to borrowers in all industries within our primary service area. Any adverse economic or other conditions affecting these industries would also likely have an adverse effect on the local workforce, other local businesses, and individuals in the community that have entered into loans with the Bank. For example, the auto manufacturing business and its suppliers have positively affected our local economy, but automobile manufacturing is cyclical and adversely affected by increases in interest rates. Decreases in automobile sales, including adverse changes due to interest rate increases, could adversely affect nearby Kia and Hyundai automotive plants and their suppliers’ local spending and employment, and could adversely affect economic conditions in the markets we serve. However, management believes that due to the diversified mix of industries located within the Bank’s primary service area, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame. The Bank’s primary service area also is subject to both local and national economic conditions and fluctuations. While most loans are made within our primary service area, some residential mortgage loans are originated outside the primary service area, and the Bank from time to time has purchased loan participations from outside its primary service area.

Employees

At December 31, 2019, the Company and its subsidiaries had 163.5 full-time equivalent employees, including 39 officers.

Statistical Information

Certain statistical information is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under federal and state laws applicable to banks and bank holding companies. The supervision, regulation and examination of the Company and the Bank and their respective subsidiaries by the bank regulatory agencies are primarily intended to maintain the safety and soundness of depository institutions and the federal deposit insurance system, as well as the protection of depositors, rather than holders of Company capital stock and other securities. Any change in applicable law or regulation may have a material effect on the Company’s business. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below.

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

Bank holding companies that are and remain “well-capitalized” and “well-managed,” as defined in Federal Reserve Regulation Y, and whose insured depository institution subsidiaries maintain “satisfactory” or better ratings under the Community Reinvestment Act of 1977 (the “CRA”), may elect to become “financial holding companies.” Financial holding companies and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. In addition, under the BHC Act’s merchant banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment, subject to limitations, including a limited investment term, no day-to-day management, and no cross-marketing with any depositary institutions controlled by the financial holding company. The Federal Reserve recommended repeal of the merchant banking powers in its September 16, 2016 study pursuant to Section 620 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Company has not elected to become a financial holding company, but it may elect to do so in the future.

Financial holding companies continue to be subject to Federal Reserve supervision, regulation and examination, but the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to subsidiary activities. For example, insurance activities would be subject to supervision and regulation by state insurance authorities.

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

As a result of legislation in 2014 and 2018, the Federal Reserve has revised its Small Bank Holding Company Policy Statement (the “Small BHC Policy”) to expand it to include thrift holding companies and increase the size of “small” for qualifying bank and thrift holding companies from $500 million to up to $3 billion of pro forma consolidated assets.

The Federal Reserve confirmed in 2018 that the Company is eligible for treatment as a small banking holding company under the Small BHC Policy. As a result, unless and until the Company fails to qualify under the Small BHC Policy, the Company’s capital adequacy will continue to be evaluated on a bank only basis. See “Capital.”

Bank Regulation

The Bank is a state bank that is a member of the Federal Reserve. It is subject to supervision, regulation and examination by the Federal Reserve and the Alabama Superintendent, which monitor all areas of the Bank’s operations, including loans, reserves, mortgages, issuances and redemption of capital securities, payment of dividends, establishment of branches, capital adequacy and compliance with laws. The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law, and is subject to various FDIC regulations. See “FDIC Insurance Assessments.”

Alabama law permits statewide branching by banks. The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks competitive equality with national banks.

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system, which assigns each financial institution a confidential composite “CAMELS” rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations: Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to market risk, as well as the quality of risk management practices. For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management’s ability to identify, measure, monitor and control market risk; the institution’s size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution’s earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices or equity prices; management’s ability to identify, measure, monitor and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non-trading positions. Composite ratings are based on evaluations of an institution’s managerial, operational, financial and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings. The federal bank regulatory agencies are reviewing the CAMELS rating system and their consistency.

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

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Federal Reserve’s regulations thereunder. Under the CRA, all FDIC-insured institutions have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA requires a depository institution’s primary federal regulator to periodically assess the institution’s record of assessing and meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods. The bank regulatory agency’s CRA assessment is publicly available. Further, consideration of the CRA is required of any FDIC-insured institution that has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, an FDIC-insured financial institution. In the case of bank holding company applications to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. A less than satisfactory CRA rating will slow, if not preclude, acquisitions, and new branches and other expansion activities and may prevent a company from becoming a financial holding company.

CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. A financial holding company election, and such election and financial holding company activities are permitted to be continued, only if any affiliated bank has not received less than a “satisfactory” CRA rating. The federal CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation.

The OCC and the FDIC have new CRA rules proposed. The proposal seeks comments on ways to increase lending and services to people and in low- and moderate-income areas and clarify and expand the types of activities eligible for CRA consideration, in light of changes in the banking. The Federal Reserve has not joined this proposal and has its own views of the CA and how to join the OCC in the publication of modernizing CRA, tailoring the CRA regulations for banks of different sizes and improving the consistency and predictability of CRA evaluations and ratings.

The Bank is also subject to, among other things, the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act and other fair lending laws, which prohibit discrimination based on race or color, religion, national origin, sex and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has prosecuted what it regards as violations of the ECOA, the Fair Housing Act, and the fair lending laws, generally.

The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at automated teller machines and point of sale terminals. Overdrafts also have been a CFPB concern. Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in a rolling 12 month period a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage. It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a de minimis amount. Overdraft policies, processes, fees and disclosures are frequently the subject of litigation against banks in various jurisdictions. The federal bank regulators continue to consider responsible small dollar lending, including overdrafts and related fee issues. The CFPB proposed on February 6, 2019 to rescind its mandatory underwriting standards for loans covered by its 2017 Payday, Vehicle Title and Certain High-Cost Installment Loans rule, and has separately proposed delaying the effectiveness of such 2017 rule.

The CFPB has a broad mandate to regulate consumer financial products and services, whether or not offered by banks or their affiliates. The CFPB has the authority to adopt regulations and enforce various laws, including fair lending laws, the Truth in Lending Act, the Electronic Funds Transfer Act, mortgage lending rules, the Truth in Savings Act, the Fair Credit Reporting Act and Privacy of Consumer Financial Information rules. Although the CFPB does not examine or supervise banks with less than $10 billion in assets, banks of all sizes are affected by the CFPB’s regulations, and the precedents set in CFPB enforcement actions and interpretations.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “2018 Growth Act”) provides that certain residential mortgages held in portfolio by banks with less than $10 billion in consolidated assets automatically are deemed “qualified mortgages.” This relieves smaller institutions from many of the requirements to satisfy the criteria listed above for “qualified mortgages.” Mortgages meeting the “qualified mortgage” safe harbor may not have negative amortization, must follow prepayment penalty limitations included in the Truth in Lending Act, and may not have fees greater than 3% of the total value of the loan.

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

The Federal Housing Finance Authority (“FHFA”) updated, effective January 1, 2016, The Federal National Mortgage Association’s (“Fannie Mae’s”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac’s”) (individually and collectively, “GSE”) repurchase rules, including the kinds of loan defects that could lead to a repurchase request to, or alternative remedies with, the mortgage loan originator or seller. These rules became effective January 1, 2016. FHFA also has updated these GSEs’ representations and warranties framework and provided an independent dispute resolution (“IDR”) process to allow a neutral third party to resolve demands after the GSEs’ quality control and appeal processes have been exhausted.

The Bank is subject to the CFPB’s integrated disclosure rules under the Truth in Lending Act and the Real Estate Settlement Procedures Act, referred to as “TRID”, for credit transactions secured by real property. The TRID rules adversely affected our mortgage originations in 2016, when we revised our systems and processes to comply with these rules. Our residential mortgage strategy, product offerings, and profitability may change as these regulations are interpreted and applied in practice, and may also change due to any restructuring of Fannie Mae and Freddie Mac as part of the resolution of their conservatorships. The 2018 Growth Act reduced the scope of TRID rules by eliminating the wait time for a mortgage, if an additional creditor offers a consumer a second offer with a lower annual percentage rate. Congress encouraged federal regulators to provide better guidance on TRID in an effort to provide a clearer understanding for consumers and bankers alike. The law also provides partial exemptions from the collection, recording and reporting requirements under Sections 304(b)(5) and (6) of the Home Mortgage Disclosure Act (“HMDA”), for those banks with fewer than 500 closed-end mortgages or less than 500 open-end lines of credit in both of the preceding two years, provided the bank’s rating under the CRA for the previous two years has been at least “satisfactory.” On August 31, 2018, the CFPB issued an interpretive and procedural rule to implement and clarify these requirements under the 2018 Growth Act.

Anti-Money Laundering and Sanctions

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Bank regulators are required to consider compliance with anti-money laundering laws in acting upon merger and acquisition and other expansion proposals under the BHC Act and the Bank Merger Act, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs, and sets forth minimum standards, or “pillars” for these programs, including:

●	the development of internal policies, procedures, and controls;

●	the designation of a compliance officer;

●	an ongoing employee training program;

●	an independent audit function to test the programs; and

●	ongoing customer due diligence and monitoring.

New federal Financial Crimes Enforcement Network (“FinCEN”) rules effective May 2018 require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

The United States has imposed various sanctions upon various foreign countries, such as Iran, North Korea, Russia and Venezuela, and their certain government officials and persons. Banks are required to comply with these sanctions, which require additional customer screening and transaction monitoring.

Other Laws and Regulations

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

The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions acceptable to the Company. The Company’s assessment of its financial reporting controls as of December 31, 2019 are included in this report with no material weaknesses reported.

Payment of Dividends and Repurchases of Capital Instruments

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2019, the Bank paid cash dividends of approximately $8.6 million to the Company. At December 31, 2019, the Bank could have declared and paid additional dividends of approximately $8.0 million without prior regulatory approval.

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

Federal Reserve Supervisory Letter SR-09-4 (February 24, 2009), as revised December 21, 2015, applies to dividend payments, stock redemptions and stock repurchases. Prior consultation with the Federal Reserve supervisory staff is required before:

●	redemptions or repurchases of capital instruments when the bank holding company is experiencing financial weakness; and

●	redemptions and purchases of common or perpetual preferred stock which would reduce such Tier 1 capital at end of the period compared to the beginning of the period.

Bank holding company directors must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

●	It will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Basel III Capital Rules further limit permissible dividends, stock repurchases and discretionary bonuses by the Company and the Bank, respectively, unless the Company and the Bank meet capital conservation buffer requirement effective January 1, 2019. See “Basel III Capital Rules.”

Regulatory Capital Changes

Simplification

The federal bank regulators issued final rules on July 22, 2029 simplifying their capital rules. The last of these changes become effective on April 1, 2020. The principal changes for standardized approaches institutions, such the Company and the Bank are:

●	Deductions from capital for certain items, such as temporary difference DTAs, MSAs and investments in unconsolidated were decreased to those amounts that individually exceed 25% of CET1;

●	Institutions can elect to deduct investments in unconsolidated subsidiaries or subject them to capital requirements; and

●	Minority interests would be includable up to 10% of (i) CET1 capital, (ii) Tier 1 capital and (iii) total capital.

HVCRE

In December 2019, the federal banking regulators published a final rule, effective April 1, 2020, to implement the “high volatility commercial real estate,” or “HVCRE” changes in Section 214 of the 2018 Growth Act. The new rules define HVCRE loans as loans secured by land or improved real property that:

●	finance or refinance the acquisition, development, or construction of real property;

●	the purpose of such loans must be to acquire, develop, or improve such real property into income producing property; and

●	the repayment of the loan must depend on the future income or sales proceeds from, or refinancing of, such real property.

Various exclusions from HVCRE are specified. Banking institutions and their holding companies are required to assign 150% risk weight to HVCRE loans.

Community Capital Rule

On October 29, 2019, the federal banking regulators adopted, effective January 1, 2020, an optional community banking leverage ratio framework applicable to depository institutions and their holding companies intended to reduce regulatory burdens for qualifying community banking organizations that do not use advanced approaches capital measures, and that have:

●	less than $10 billion of assets;

●	a leverage ratio greater than 9%;

●	off-balance sheet exposures of 25% or less of total consolidated assets; and

●	trading assets plus trading liabilities of less than 5% of total consolidated assets.

The leverage ratio would be Tier 1 capital divided by average total consolidated assets, taking into account the capital simplification discussed above and the CECL related capital transitions.

The community bank leverage ratio will be the sole capital measure, and electing institutions will not have to calculate or use any other capital measure. It is estimated that 85% of depository institutions will be eligible to use this rule. The Company expect they would be eligible to make such election, if they determined it desirable. After preliminary consideration, the Company believes that it would still need to calculate the regulatory capital ratios, which investors would find helpful in comparing the Company to others.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. See “Prompt Corrective Action Rules.”

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

The Basel III Capital Rules limit Tier 1 capital to common stock and noncumulative perpetual preferred stock, as well as certain qualifying trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010, each of which were grandfathered in Tier 1 capital for bank holding companies with less than $15 billion in assets. The Company had no qualifying trust preferred securities or cumulative preferred stock outstanding at December 31, 2019. The Basel III Capital Rules also introduced a new capital measure, “Common Equity Tier I Capital” or “CET1.” CET1 includes common stock and related surplus, retained earnings and, subject to certain adjustments, minority common equity interests in subsidiaries. CET1 is reduced by deductions for:

●	Goodwill and other intangibles, other than mortgage servicing assets (“MSRs”), which are treated separately, net of associated deferred tax liabilities (“DTLs”);

●	Deferred tax assets (“DTAs”) arising from operating losses and tax credit carryforwards net of allowances and DTLs;

●	Gains on sale from any securitization exposure; and

●	Defined benefit pension fund net assets (i.e., excess plan assets), net of associated DTLs.

The Company made a one-time election in 2015 and, as a result, CET1 will not be adjusted for certain accumulated other comprehensive income (“AOCI”).

Additional “threshold deductions” of the following that are individually greater than 10% of CET1 or collectively greater than 15% of CET1 (after the above deductions are also made):

●	MSAs, net of associated DTLs;

●	DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, net of any valuation allowances and DTLs; and

●	Significant common stock investments in unconsolidated financial institutions, net of associated DTLs.

As discussed below, recent regulations change these items to simplify and improve their capital treatment.

Noncumulative perpetual preferred stock and Tier 1 minority interest not included in CET1, subject to limits, will qualify as additional Tier I capital. All other qualifying preferred stock, subordinated debt and qualifying minority interests will be included in Tier 2 capital.

In addition to the minimum risk-based capital requirements, a new “capital conservation buffer” of CET1 capital of at least 2.5% of total risk weighted assets, will be required. The capital conservation buffer will be calculated as the lowest of:

●	the banking organization’s CET1 capital ratio minus 4.5%;

●	the banking organization’s tier 1 risk-based capital ratio minus 6.0%; and

●	the banking organization’s total risk-based capital ratio minus 8.0%.

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

The various capital elements and total capital under the Basel III Capital Rules, at January 1, 2018 were and as fully phased in on January 1, 2019 are:

		Fully Phased In
	January 1, 2018	January 1, 2019

Minimum CET1	4.50%	4.50%

CET1 Conservation Buffer	1.875%	2.50%

Total CET1	6.375%	7.0%

Deductions from CET1	100%	100%

Minimum Tier 1 Capital	6.0%	6.0%

Minimum Tier 1 Capital plus conservation buffer	7.875%	8.5%

Minimum Total Capital	8.0%	8.0%
Minimum Total Capital plus conservation buffer	9.875%	10.5%

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

The Basel III Capital Rules also changed some of the risk weightings used to determine risk-weighted capital adequacy. Among other things, the Basel III Capital Rules:

●	Assigned a 250% risk weight to MSRs;

●	Assigned up to a 1,250% risk weight to structured securities, including private label mortgage securities, trust preferred CDOs and asset backed securities;

●	Retained existing risk weights for residential mortgages, but assign a 100% risk weight to most commercial real estate loans and a 150% risk-weight for HVCRE;

●	Assigned a 150% risk weight to past due exposures (other than sovereign exposures and residential mortgages);

●	Assigned a 250% risk weight to DTAs, to the extent not deducted from capital (subject to certain maximums);

●	Retained the existing 100% risk weight for corporate and retail loans; and

●	Increased the risk weight for exposures to qualifying securities firms from 20% to 100%.

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

CECL

The Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on June 16, 2016, which changed the loss model to take into account current expected credit losses (“CECL”). The Federal Reserve and the other federal banking agencies adopted rules effective on April 1, 2019 that allows banking organizations to phase in the regulatory capital effect of a reduction in retained earnings upon adoption of CECL over a three year period. CECL is effective for the Company beginning January 1, 2023, and its effects upon the Company have not yet been determined.

Prompt Corrective Action Rules

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

●

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

●

“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Common Equity Tier 1 capital ratio of 4.5% or greater, and generally has a leverage capital ratio of 4% or greater;

●

“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a Common Equity Tier 1 capital ratio of less than 4.5% or generally has a leverage capital ratio of less than 4%;

●

“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a Common Equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; or

●	“critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets.

The federal bank regulatory agencies have authority to require additional capital, and have indicated that higher capital levels may be required in light of market conditions and risk.

Depository institutions that are “adequately capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits, and cannot pay interest rates or brokered deposits that exceeds market rates by more than 75 basis points. Banks that are less than “adequately capitalized” cannot accept or renew brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution thereafter would be “undercapitalized”. Institutions that are “undercapitalized” are subject to growth limitations and are required to submit a capital restoration plan for approval.

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

Enforcement Policies and Actions

The Federal Reserve and the Alabama Superintendent monitor compliance with laws and regulations. The CFPB monitors compliance with laws and regulations applicable to consumer financial products and services. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines, penalties and/or restitution, cease and desist orders, or taking other formal or informal enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company, in the form of fines, penalties, or the recovery, or claw-back, of compensation. The federal prudential banking regulators have been bringing more enforcement actions recently.

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

The Federal Reserve adopted, in September 2014, a normalization of monetary policy that includes gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate has increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 30, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017 it began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. In 2019, due to various factors, the Federal Reserve stopped further increases in its target Federal Funds rate, and decreased the targeted federal funds three times by 25 basis points. The adverse economic effects of the coronavirus may cause the Federal Reserve to further loosen monetary policy.

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

Prior to June 30, 2016, when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under the former FDIC assessment rules. In 2019 and 2018, the Company recorded FDIC insurance premiums expenses of $0.1 million and $0.2 million, respectively.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on FICO bonds, which mature during 2017 through 2019. FICO assessments are set by the FDIC quarterly on each institution’s FDIC Assessment Base. The FICO Assessment rate was 0.560 basis points in the first quarter of 2017, and 0.540 basis points through December 31, 2017. FICO assessments have been set at 0.460 basis points in the first quarter of 2018, 0.440 basis points in the second quarter of 2018 and 0.320 basis points for the third and fourth quarters of 2018. FICO assessments of approximately $20 thousand and $2 thousand were paid to the FDIC in 2018 and 2019, respectively. The final FICO assessments were paid in the second quarter of 2019.

Lending Practices

The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of this property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded. In December 2015, the Federal Reserve and other bank regulators issued an interagency statement to highlight prudent risk management practices from existing guidance that regulated financial institutions and made recommendations regarding maintaining capital levels commensurate with the level and nature of their CRE concentration risk.

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital.

This Guidance was supplemented by the Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending (December 18, 2015). The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance did not apply to the Bank’s CRE lending activities during 2018 or 2019. At December 31, 2019, the Bank had outstanding $32.8 million in construction and land development loans and $270.3 million in total CRE loans (excluding owner occupied), which represent approximately 33.7% and 277.8%, respectively, of the Bank’s total risk-based capital at December 31, 2019. The Company has always had significant exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of both its retail and commercial customers. The Company believes its long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the Guidance.

In 2013, the Federal Reserve and other banking regulators issued their “Interagency Guidance on Leveraged Lending” highlighting standards for originating leveraged transactions and managing leveraged portfolios, as well as requiring banks to identify their highly leveraged transactions, or HLTs. The Government Accountability Office issued a statement on October 23, 2017 that this guidance constituted a “rule” for purposes of the Congressional Review Act, which provides Congress with the right to review the guidance and issue a joint resolution for signature by the President disapproving it. No such action was taken, and instead, the federal bank regulators issued a September 11, 2018 “Statement Reaffirming the Role of Supervisory Guidance.” This Statement indicated that guidance does not have the force or effect of law or provide the basis for enforcement actions, but this guidance can outline supervisory agencies’ views of supervisory expectations and priorities, and appropriate practices. The federal bank regulators continue to identify elevated risks in leveraged loans and shared national credits.

The Bank did not have any loans at year-end 2019 or 2018 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending or that were shared national credits.

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

Section 956 of the Dodd-Frank Act prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions, are deemed to be excessive, or that may lead to material losses. In June 2010, the federal bank regulators adopted Guidance on Sound Incentive Compensation Policies, which, although targeted to larger, more complex organizations than the Company, includes principles that have been applied to smaller organizations similar to the Company. This Guidance applies to incentive compensation to executives as well as employees, who, “individually or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.” Incentive compensation should:

●	Provide employees incentives that appropriately balance risk and reward;

●	Be compatible with effective controls and risk-management; and

●	Be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Debit Card Interchange Fees

The “Durbin Amendment” to the Dodd-Frank Act provides for a set of new rules requiring that interchange transaction fees for electronic debit transactions be “reasonable” and proportional to certain costs associated with processing the transactions. The Federal Reserve has established standards for assessing whether interchange fees are reasonable and proportional, which a Federal District Court ruled were improperly adopted. This decision in NACS v. Board of Governors of the Federal Reserve System, was reversed by the District of Columbia Circuit Court of Appeals in 2014 and the Supreme Court declined to hear an appeal on January 20, 2015. The Durbin Amendment is not applicable to banks with assets less than $10 billion.

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

The President has frozen new rulemaking generally, and on February 3, 2017 issued an executive order containing “Core Principles for Regulating the United States Financial System” (“Core Principles”). The Core Principles direct the Secretary of the Treasury to consult with heads of Financial Stability Oversight Council’s members and report to the President within 120 days and periodically thereafter on how laws and government policies promote the Core Principles and to identify laws, regulations, guidance and reporting that inhibit financial services regulation in a manner consistent with the Core Principles. Another executive order required the repeal of two existing rules for any new significant regulatory proposal. Although this executive order does not apply to the SEC, the federal bank regulators or the CFPB, these independent agencies were encouraged to seek cost savings that would offset the costs of new significant regulatory actions. The federal regulators and the White House, pursuant to a Fall 2019 executive order, are considering further clarification as to the effect of guidance and whether it creates the basis for enforcement actions.

The 2018 Growth Act, which, was enacted on May 24, 2018, amends the Dodd-Frank Act, the BHC Act, the Federal Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief in these areas:

●	consumer credit and mortgage lending;

●	capital requirements;

●	Volcker Rule compliance;

●	stress testing and enhanced prudential standards;

●	increased the asset threshold under the Federal Reserve’s Small BHC Policy from $1 billion to $3 billion; and

●	capital formation.

On July 6, 2018, the Federal Reserve, OCC and FDIC issued an interagency statement describing their interim positions on regulations affected by the 2018 Growth Act that remain in effect until the agencies amend their regulations to conform to that Act.

We believe the 2018 Growth Act has positively affected our business. The following provisions of the 2018 Growth Act may be especially helpful to banks of our size as regulations adopted in 2019 became effective:

●

“qualifying community banks,” defined as institutions with total consolidated assets of less than $10 billion, which meet a “community bank leverage ratio” of 8.00% to 10.00%, may be deemed to have satisfied applicable risk based capital requirements as well as the capital ratio requirements;

●

section 13(h) of the BHC Act, or the “Volcker Rule,” is amended to exempt from the Volcker Rule, banks with total consolidated assets valued at less than $10 billion (“community banking organizations”), and trading assets and liabilities comprising not more than 5.00% of total assets;

●	“reciprocal deposits” will not be considered “brokered deposits” for FDIC purposes, provided such deposits do not exceed the lesser of $5 billion or 20% of the bank’s total liabilities; and

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

On July 9, 2019, the federal banking agencies, together with the SEC and the Commodities Futures Trading Commission (“CFTC”), issued a final rule excluding qualifying community banking organizations from the Volcker Rule pursuant to the 2018 Growth Act. The Volcker Rule change may enable us to invest in certain collateralized loan obligations that are treated as “covered funds” and other investments prohibited to banking entities by the Volcker Rule.

The applicable agencies also issued final rules simplifying the Volcker Rule proprietary trading restrictions effective January 1, 2020. On January 30, 2020, these agencies released a proposal to simplify the Volcker Rule’s covered fund provisions.

The FDIC announced on December 19, 2018 a final rule allows reciprocal deposits to be excluded from “brokered deposits” up to the lesser of $5 billion or 20% of their total liabilities. Institutions that are not both well capitalized and well rated are permitted to exclude reciprocal deposits from brokered deposits in certain circumstances.

The FDIC issued a proposal on brokered deposits on December 12, 2019. This proposal substantially modifies the framework for brokered deposits by establishing a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits.

Certain of these new rules, and proposals, if adopted, these proposals could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.

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

We believe the following, among other things, may affect us in 2019:

●

We expect to face continued high levels of regulation of our industry as a result of rulemaking and other initiatives by the U.S. government and its regulatory agencies. Compliance with such laws and regulations may increase our costs, reduce our profitability, and limit our ability to pursue business opportunities and serve customers’ needs. In addition to 2018 Growth Act, various pending bills in Congress and statements by our regulators have provided some, and may provide further regulatory relief for banking organizations of our size. We believe that comprehensive regulatory relief will be slow and contentious. We are uncertain about the scope, nature and timing of any regulatory relief, and its effect on us.

●

The Federal Reserve adopted in September 2014 a normalization of monetary policy (the “Federal Reserve Normalization Policy”), which included gradually raising the Federal Reserve’s target range for the Federal Funds rate to more normal levels and gradually reducing the Federal Reserve’s holdings of U.S. government and agency securities. The Federal Reserve’s target Federal Funds rate increased nine times since December 2015 in 25 basis point increments from 0.25% to 2.50% on December 20, 2018. Although the Federal Reserve considers the target Federal Funds rate its primary means of monetary policy normalization, in September 2017, it also began reducing its securities holdings by not reinvesting the principal of maturing securities, subject to certain monthly caps on amounts not reinvested. Such reduction may also push interest rates higher and reduce liquidity in the financial system. Beginning August 1, 2019, the Federal Reserve reduced its target Federal Funds rate in 25 basis point in each of August, September and October 2019, and was 1.50% - 1.75% as of December 31, 2019. Moreover, at the conclusion of the Federal Reserve’s Federal Open Market Committee (“FOMC”) meeting in July 2019, the FOMC announced that it intended to cease the reduction in the Federal Reserve’s securities portfolio. The nature and timing of any future changes in monetary policies and their effect on us and the Bank cannot be predicted. If the coronavirus pandemic, or other events, has sufficient adverse effects on the United States economy, the FOMC may determine to further reduce interest rates to stimulate the economy.

●

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

●

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

●

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

●

Our ability to borrow from and engage in other business with other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including, among other things, investor expectations and changes in regulations.

●

Failures of other financial institutions in our markets and increasing consolidation of financial services companies as a result of market conditions could increase our deposits and assets and necessitate additional capital, and could have unexpected adverse effects upon us and our business.

●

The “Volcker Rule,” including final regulations adopted in December 2013, may indirectly affect us adversely by reducing market liquidity and securities inventories at those institutions where we buy and sell securities for our portfolio and increasing the bid-ask spreads on securities we purchase or sell. These rules have decreased the range of permissible investments, such as certain collateralized loan obligation (“CLO”) interests, which we could otherwise use to diversify our assets and for asset/liability management. The 2018 Growth Act removed Volcker Rule restrictions generally on banks under $10 billion in assets. In July 2019, the federal banking agencies issued a final rule to exclude community banking organizations, such as the Company and the Bank, from the Volcker Rule.

The soundness of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, central clearinghouses, commercial banks, and investment funds, our correspondent banks and other financial institutions. Our ability to engage in routine investment and banking transactions, as well as the quality and values of our investments in equity securities and obligations of other financial institutions, could be adversely affected by the actions, financial condition, and profitability of such other financial institutions with which we deal, including, without limitation, the FHLB and our correspondent banks. At December 31, 2019, the amortized cost of the Bank’s investments in FHLB and our correspondent bank’s common stock was approximately $1.1 million. Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor or counterparty confidence in certain institutions and could lead to losses or defaults by other institutions, and in some cases, failure of such institutions. Any losses, defaults by, or failures of, the institutions we do business with could adversely affect our holdings of the debt of and equity in, such other institutions, our participation interests in loans originated by other institutions, and our business, including our liquidity, financial condition and earnings.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition.

At December 31, 2019, our nonaccrual loans totaled $0.2 million, or 0.04% of total loans. We had no properties held as other real estate owned (“OREO”) at December 31, 2019. Our non-performing assets may adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO and these assets require higher loan administration and other costs, thereby adversely affecting our income. Decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires commitments of time from management, which can xxx be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience increases in nonperforming loans in the future.

Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures.

We periodically review our allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. If the credit quality of our customer base materially decreases, if the risk profile of the market, industry or group of customers changes materially or weaknesses in the real estate markets worsen, borrower payment behaviors change, or if our allowance for loan losses is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. CECL is effective for the Company beginning January 1, 2023, and its effects upon the Company have not yet been determined.

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

Fannie Mae and Freddie Mac, have been in conservatorship since September 2008, although the U.S. Treasury released a plan in September 2019 for housing finance reform that includes recommendations related to ending Fannie Mae’s and Freddie Mac’s conservatorship, and the FHFA established 2020 performance objectives that include preparing for Fannie Mae’s and Freddie Mac’s eventual exit from conservatorship. The timing and effects of their resolution cannot be predicted. Minimal capital, the levels of risky assets at the FHA, and its relatively low capital and reserves for losses, the current levels of home sales, and the risks of interest rates increasing materially from historically low levels, as well as the 2017 Tax Act, could also have serious adverse effects on the mortgage markets and our mortgage operations. Such adverse effects could include, among other things, price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential acquisition, construction and development, as well as residential mortgage loans that we hold, mortgage loan originations and gains on sale of mortgage loans. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earning, capital and liquidity could be adversely affected.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac, and FHA loans. Declines in real estate values, low home sales volumes, financial stress on borrowers as a result of job losses or reduced incomes, interest rate changes, generally, including resets on adjustable rate mortgage loans, maturities of second lien mortgages or other factors have adversely affected borrowers during recent years. Changes in interest rate and mortgage loan rules, could result in fewer mortgage originations, higher delinquencies and greater charge-offs in future periods, as well as increased regulation capital requirement which would adversely affect our financial condition, including capital and liquidity, and our results of operations. In the event our allowance for loan losses is insufficient to cover such losses, if any, our earnings, capital and liquidity could be adversely affected.

On February 5, 2020, the Federal Housing Finance Authority (“FHFA”), which regulates Fannie Mae and Freddie Mac, announced the transition from mortgages based on the London Interbank Offering Rate, or LIBOR, as follows:

●	New language will be required for single-family Uniform Adjustable Rate Mortgage (“ARM”) instruments closed on or after June 1, 2020;

●	All LIBOR-based single-family and multifamily ARMs must have loan application dates on or before September 30, 2020 to be eligible for acquisition; and

●	Acquisitions of single-family and multifamily LIBOR ARMs will cease on or before December 31, 2020.

The effects of these changes could adversely affect Fannie Mae and Freddie Mac and the cost and availability of credit in the markets for these types of mortgages.

Weaknesses in real estate markets may adversely affect the length of time and costs required to manage and dispose of, and the values realized from the sale of our OREO.

We may be contractually obligated to repurchase mortgage loans we sold to third parties on terms unfavorable to us.

As a routine part of its business, the Company originates mortgage loans that it subsequently sells in the secondary market, including to governmental agencies and GSEs, such as Fannie Mae. In connection with the sale of these loans, the Company makes customary representations and warranties, the breach of which may result in the Company being required to repurchase the loan or loans. Furthermore, the amount paid may be greater than the fair value of the loan or loans at the time of the repurchase. Although mortgage loan repurchase requests made to us have been limited, if these increased notwithstanding new repurchase procedures adopted in late 2015 and early 2016 by the FHFA, Fannie Mae and Freddie Mac, we may have to establish reserves for possible repurchases and adversely affect our results of operation and financial condition.

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

In February 2018, Fannie Mae reported that the 2017 Tax Act had reduced its DTAs, and that it had a net worth deficit of $3.7 billion as of December 31, 2017. To eliminate its net worth deficit, the Treasury Department provided Fannie Mae with $3.7 billion of capital in the first quarter of 2018. Fannie Mae reported that it had a net worth of $14.6 billion as of December 31, 2019. Freddie Mac had a net worth deficit of $312 million at December 31, 2017, and the Treasury Department provided Freddie Mac with $312 million of capital in the first quarter of 2018. Freddie Mac reported that it had a net worth of $9.1 billion as of December 31, 2019. The U.S. Treasury’s housing finance reform plan that includes recommendations related to ending Fannie Mae’s and Freddie Mac’s conservatorship, including permitting Fannie Mae and Freddie Mac to retain up to $25 billion and $20 billion in profits, and the FHFA established 2020 performance objectives that include preparing for their eventual exit from conservatorship.

Since Fannie Mae and Freddie Mac dominate the residential mortgage markets, any changes in their structure and operations, as well as their respective restructurings and capital, could adversely affect the primary and secondary mortgage markets, and our residential mortgage businesses, our results of operations and the returns on capital deployed in these businesses.

Our concentration of commercial real estate loans could result in further increased loan losses, and adversely affect our business, earnings, and financial condition.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and risks of the assets being financed, which include loans for the acquisition and development of land and residential construction. The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending.” The guidance defines CRE loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm non-residential property, where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the guidance. Loans on owner occupied commercial real estate are generally excluded from CRE for purposes of this guidance. Excluding owner occupied commercial real estate, we had 52.3% of our portfolio in CRE loans at year-end 2019 compared to 50.9% at year-end 2018. The banking regulators continue to give CRE lending scrutiny and require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. Lower demand for CRE, and reduced availability of, and higher interest rates and costs for, CRE lending could adversely affect our CRE loans and sales of our OREO, and therefore our earnings and financial condition, including our capital and liquidity.

Our ability to realize our deferred tax assets may be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support this amount, and the amount of net operating loss carry-forwards realizable for income tax purposes may be reduced under Section 382 of the Internal Revenue Code by sales of our capital securities.

We are allowed to carry-back losses for two years for Federal income tax purposes. As of December 31, 2019, we had a net deferred tax liability of $0.9 million with gross deferred tax assets of $1.7 million. These and future deferred tax assets may be further reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax asset. The amount of net operating loss carry-forwards realizable for income tax purposes potentially could be further reduced under Section 382 of the Internal Revenue Code by a significant offering and/or other sales of our capital securities. The Basel III Rules reduce the regulatory capital benefits of deferred tax assets, also.

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

Although the Federal Reserve raised the target federal Funds rate nine times between December 2015 and January 2018 and has been selling securities in accordance with efforts to normalize monetary policy until it changed to more accommodating policy in Summer 2019. At that time, the Federal Reserve stopped selling securities from its portfolio and reduced interest rates 75 basis points over three months keep interest rates relatively low, and the federal government continues large deficit spending. Our costs of funds may increase as a result of general economic conditions, interest rates and competitive pressures, and potential inflation resulting from continued government deficit spending, the effects of the 2017 Tax Act and monetary policies. Traditionally, we have obtained funds principally through local deposits and borrowings from other institutional lenders. Generally, we believe local deposits are a cheaper and more stable source of funds than borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. Increases in interest rates may cause consumers to shift their funds to more interest bearing instruments and to increase the competition for and costs of deposits. If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest bearing time deposits, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition.

Our profitability and liquidity may be affected by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income will be adversely affected if market interest rates change where the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (national, international and local) and fiscal and monetary policies, as well as expectations of these rates and policies and the shape of the yield curve. Our income is primarily driven by the spread between these rates. As a result, a steeper yield curve, meaning long-term interest rates are significantly higher than short-term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely, a flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. The 2019 rate reductions by the Federal Reserve and the effects of the coronavirus pandemic have reduced market rates, which may adversely affect our net interest income and our results of operations.

The production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within the markets we serve, as well as interest rates.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales proceeds from maturing loans and securities, and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-core deposits, and short- and long-term debt. We maintain a portfolio of securities that can be used as a source of liquidity. We are also members of the FHLB and the Federal Reserve Bank of Atlanta, where we can obtain advances collateralized with eligible assets. There are other sources of liquidity available to the Company or the Bank should they be needed, including our ability to acquire additional non-core deposits. We may be able, depending upon market conditions, to otherwise borrow money or issue and sell debt and preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or the economy in general. General conditions that are not specific to us, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry could adversely affect us.

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

The current President and members of his political party in Congress have promoted and supported regulatory relief for the banking industry. The nature, effects and timing of administrative and legislative change, including the 2018 Growth Act, and possible changes in regulations or regulatory approach, as a result of the 2020 elections, cannot be predicted. The federal bank regulators and the Treasury Department, as well as the Congress and the President, are evaluating the regulation of banks, other financial services providers and the financial markets and such changes, if any, could require us to maintain more capital and liquidity, and restrict our activities, which could adversely affect our growth, profitability and financial condition. Our consumer finance products, including residential mortgage loans, are subject to CFPB regulations and evolving standards reflecting CFPB releases, rule-making and enforcement actions.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements. The FASB’s new guidance under ASU No. 2016-13 includes significant changes to the manner in which banks’ allowance for loan losses will be calculated beginning January 1, 2023. Instead of using historical losses, the CECL model will be forward-looking with respect to expected losses over the life of loans and other instruments, and could materially affect our results of operations and financial condition, including the variability of our results of operations and our regulatory capital, notwithstanding a three-year phase-in of CECL for regulatory capital purposes.

The 2017 Tax Act may have adverse effects on certain of our customers and our businesses.

The 2017 Tax Act benefits the Bank by reducing the maximum U.S. corporate income tax rate on its taxable income from 35% to 21%. This benefit may be diminished by the complexity, uncertainty and possible adverse effects of this legislation on certain of our borrowers, including limitations on the deductibility of:

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

We and the Bank must meet regulatory capital requirements and maintain sufficient liquidity, including liquidity at the Company, as well as the Bank. If we fail to meet these capital and other regulatory requirements, including more rigorous requirements arising from our regulators’ implementation of Basel III, our financial condition, liquidity and results of operations would be materially and adversely affected. Our failure to remain “well capitalized” and “well managed”, including meeting the Basel III capital conservation buffers, for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance, our ability to raise brokered deposits, our ability to pay dividends on our common stock and our ability to make acquisitions, and we would no longer meet the requirements for becoming a financial holding company. These could also affect our ability to use discretionary bonuses to attract and retain quality personnel. The Basel III Capital Rules include a minimum ratio of common equity tier 1 capital, or CET1, to risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets. See “Supervision and Regulation—Basel III Capital Rules.” Although we currently have capital ratios that exceed all these minimum levels and a strategic plan to maintain these levels, we or the Bank may be unable to continue to satisfy the capital adequacy requirements for the following reasons:

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

We repurchased and retired all our outstanding trust preferred securities in 2018, and the Dodd-Frank Act does not permit us to issue new trust preferred securities as Tier 1 capital. Accordingly, should we determine it is advisable, or should our regulators require us, based upon new capital or liquidity regulations or otherwise, to raise additional Tier 1 risk-based capital, we would not be able to issue additional trust preferred securities. Under the Federal Reserve’s Small BHC Policy, the Company could issue senior or secured debt, the proceeds of which could be down-streamed as capital to the Bank as capital. We also could issue noncumulative preferred stock or common equity. To the extent we issue new equity, it could result in dilution to our existing shareholders. To the extent we issue preferred stock, dividends on the preferred stock, unlike distributions paid on trust preferred securities, would not be tax deductible. Dividends on preferred stock, if any, would be payable prior to payment of dividends on our common stock.

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

We regularly evaluate potential acquisitions and expansion opportunities, including new branches and other offices. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches, or businesses, as well as other geographic and product expansion activities, involve various risks including:

●	risks of unknown or contingent liabilities;

●	unanticipated costs and delays;

●	risks that acquired new businesses will not perform consistent with our growth and profitability expectations;

●	risks of entering new markets or product areas where we have limited experience;

●	risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

●	exposure to potential asset quality issues with acquired institutions;

●	difficulties, expenses and delays of integrating the operations and personnel of acquired institutions;

●	potential disruptions to our business;

●	possible loss of key employees and customers of acquired institutions;

●	potential short-term decreases in profitability; and

●	diversion of our management’s time and attention from our existing operations and business.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services and a growing demand for mobile and user-based banking applications. In addition to allowing us to analyze our customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs, risks associated with fraud and compliance with anti-money laundering and other laws, and various operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and payments businesses, and have increased competition in these businesses. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and create additional efficiencies in operations, while avoiding cyber-attacks and disruptions, and data breaches. We may need to make significant additional capital investments in technology, including cyber and data security, and we may not be able to effectively implement new technology-driven products and services, or such technology may prove less effective than anticipated. Many larger competitors have substantially greater resources to invest in technological improvements and, increasingly, non-banking firms are using technology to compete with traditional lenders for loans and other banking services.

Operational risks are inherent in our businesses.

Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or internal audit procedures; errors by employees or third parties, including our vendors, failure to document transactions properly or to obtain proper authorization; failure to comply with applicable regulatory requirements and conduct of business rules in the various jurisdictions where we do business or have customers; failures in the models we generate and rely on; equipment failures, including those caused by natural disasters or by electrical, telecommunications or other essential utility outages; business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen problems encountered while implementing major new computer systems or, upgrades or patches to existing systems or inadequate access to data or poor response capabilities in light of such business continuity and data security system failures; or the inadequacy or failure of systems and controls, including those of our vendors or counterparties. In addition, we face certain risks inherent in the ownership and operation of our bank premises and other real-estate, including liability for “slip and fall” and other accidents on our properties. Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to developing efficient procedures, identifying and rectifying weaknesses in existing procedures and training staff, it is not possible to be certain that such actions have been or will be effective in controlling each of the operational risks faced by us.

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

We rely heavily on communications and information systems, including those provided by third-party service providers, to conduct our business. Any failure, interruption, or security breach of these systems could result in failures or disruptions which could affect our customers’ privacy and our customer relationships, generally. Our business continuity plans, including those of our service providers, to provide back-up and restore service may not be effective in the case of widespread outages due to severe weather, natural disasters, pandemics and epidemics or power failures.

Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Although we do not believe that we and our third-party service providers have been subject to a cyber-attack, other financial service institutions and their service providers have reported security breaches in their websites or other systems, some of which have involved sophisticated and targeted attacks, including use of stolen access credentials, malware, ransomware, phishing, structured query language injection attacks and distributed denial-of-service attacks, among other means. Such cyber-attacks may also be directed at disrupting the operations of public companies or their business partners, which are intended to effect unauthorized fund transfers, obtain unauthorized access to confidential information, to destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyberattacks and other means. Denial of service attacks have been launched against a number of financial services institutions, and we may be subject to these types of attacks in the future. Hacking and identity theft risks, in particular, could cause serious reputational harm. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

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

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, drought and floods, epidemics and pandemics, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The coronavirus or COVID-19 pandemic, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Market interest rates have declined significantly, with the 10 year Treasury bond falling below 1.00% on March 3, 2020 for the first time. Such events also may adversely affect business and consumer confidence, generally. We and our customers, and our respective suppliers, vendors and processors may be adversely affected. Any such adverse changes may adversely affect our profitability, growth asset quality and financial condition.

The Federal Reserve stated on February 28, 2020 that it was closely monitoring coronavirus developments and their effects on the economic outlook, and would act appropriately to support the economy. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. The Federal Reserve also announced it was purchasing Treasury bills into the second quarter of 2020, conducting overnight repurchase agreement operations at least through April 2020, and will continue to reinvest amounts of principal received by the Federal Reserve on its portfolio of treasury and agency debt and mortgage-backed securities. Lastly, the Federal Reserve also reduced the interest it pays on excess reserves from 1.60% to 1.10%. We expect that such reductions in interest rates will adversely affect our net interest income and margins, and our profitability.

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

Our success depends, in large part, on our ability to attract and retain key people. We compete with other financial services companies for people primarily on the basis of compensation and benefits, support services and financial position. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Effective succession planning is also important to our long-term success. The unexpected loss of services of one or more of our key personnel and failure to ensure effective transfer of knowledge and smooth transitions involving key personnel could have a material adverse effect on our business due to loss of their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.

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

Our ability to continue to pay dividends to shareholders in the future is subject to our profitability, capital, liquidity and regulatory requirements and these limitations may prevent or limit future dividends.

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

Our businesses and earnings are affected by the fiscal, monetary and other policies and actions of various U.S. governmental and regulatory authorities. Changes in these are beyond our control and are difficult to predict and, consequently, changes in these policies could have negative effects on our activities and results of operations. Failures of the executive and legislative branches to agree on spending plans and budgets previously have led to Federal government shutdowns, which may adversely affect the U.S. economy. Additionally, any prolonged government shutdown may inhibit our ability to evaluate the economy, generally, and affect government workers who are not paid during such events, and where the absence of government services and data could adversely affect consumer and business sentiment, our local economy and our customers and therefore our business.

Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation.

We face risks of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Plaintiffs in class action and other lawsuits against us may seek very large and/or indeterminate amounts, including punitive and treble damages. Due to the vagaries of litigation, the ultimate outcome of litigation and the amount or range of potential loss at particular points in time may be difficult to ascertain. We do not have any material pending litigation or regulatory matters affecting us.

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

In January 2019, the Bank purchased a parcel that adjoins the Center in order to improve ingress and egress to the Bank’s main campus, which comprises over 5 acres in downtown Auburn and includes the Bank’s main office building, drive-through facility, and the Center. The building improvements on this adjoining parcel will be demolished as part of the Bank’s plan to redevelop its main campus. Phase I of this redevelopment plan will include the construction of a new headquarters building and a parking deck. Construction is scheduled to begin during the second half of 2020. Upon completion of construction, the Bank’s main office branch and all of its back-office operations will be located in the new headquarters building. Any unused office/retail space in this new building will be available for lease to third parties. During construction, the Bank will temporarily relocate its main office branch to the Center.

The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles.

The Bank’s Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles west of Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased the land for this branch from a third party. In May 2019, the Bank’s land lease renewed for another one year term. This branch offers the full line of the Bank’s services including safe deposit boxes and a drive-through window. This branch offers parking for approximately 11 vehicles, including a handicapped ramp.

In November 2002, the Bank opened a loan production office in Phenix City, Alabama, about 35 miles south of Auburn, Alabama. In November 2019, the Bank renewed its lease for another year.

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

In February 2015, the Bank relocated its Auburn Kroger branch to a new location within the Corner Village Shopping Center, in Auburn, Alabama. In February 2015, the Bank entered into a new lease agreement for five years with options for two 5-year extensions. In February 2020, the Bank exercised its option to extend the lease for another five years. The Bank leases approximately 1,500 square feet of space for the Corner Village branch. Prior to relocation, the Bank’s Auburn Kroger branch was located in the Kroger supermarket in the same shopping center. The Auburn Kroger branch was originally opened in August 1988. The Corner Village branch offers the full line of the Bank’s deposit and other services including an ATM, except safe deposit boxes.

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

In May 2017, the Bank relocated its Opelika Kroger branch to a new location the Bank purchased in August 2016 near the Tiger Town Retail Shopping Center and the intersection of U.S. Highway 280 and Frederick Road in Opelika, Alabama. The Tiger Town branch, built in 2017, has approximately 5,500 square feet of space. Prior to relocation, the Bank’s Opelika Kroger branch was located inside the Kroger supermarket in the Tiger Town retail center in Opelika, Alabama. The Opelika Kroger branch was originally opened in July 2007. The Tiger Town branch offers the full line of the Bank’s services and has drive-through windows and an ATM. This branch offers parking for approximately 36 vehicles.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 5, 2020, there were approximately 3,566,146 shares of the Company’s Common Stock issued and outstanding, which were held by approximately 376 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

	Closing		Cash
	Price		Dividends
	Per Share (1)		Declared
	High	Low
2019
First Quarter	$39.43	$30.61	$0.25
Second Quarter	39.55	31.06	0.25
Third Quarter	47.38	32.33	0.25
Fourth Quarter	53.90	40.00	0.25

2018
First Quarter	$39.25	$35.50	$0.24
Second Quarter	50.99	37.40	0.24
Third Quarter	53.50	38.31	0.24
Fourth Quarter	41.50	28.88	0.24

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

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Common Stock from December 31, 2014 to December 31, 2019, with that of the Nasdaq Composite Index and SNL Southeast Bank Index (assuming a $100 investment on December 31, 2014). Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

		Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Auburn National Bancorporation, Inc.	100.00	129.59	141.36	180.33	150.26	258.45
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	The Approximate Dollar Value of Shares that May Yet Be Under the Plans or Programs(1)
October 1 – October 31, 2019	––	––	––	2,279,285
November 1 – November 30, 2019	––	––	––	2,279,285
December 1 – December 31, 2019	––	––	––	2,279,285
Total	––	––	––	2,279,285
1)

The Company approved a $5 million stock repurchase program adopted on January 15, 2019. As of December 31, 2019, the approximate remaining dollar value of shares that may be purchased under the program was $2.3 million.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2019 and 2018 and our results of operations for the years ended December 31, 2019 and 2018. The purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations

	Year ended December 31
(Dollars in thousands, except per share data)	2019	2018

Net interest income (a)	$26,621	$26,183
Less: tax-equivalent adjustment	557	613

Net interest income (GAAP)	26,064	25,570
Noninterest income	5,494	3,325

Total revenue	31,558	28,895
Provision for loan losses	(250)	—
Noninterest expense	19,697	17,874
Income tax expense	2,370	2,187

Net earnings	$9,741	$8,834

Basic and diluted net earnings per share	$2.72	$2.42

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

Financial Summary

The Company’s net earnings were $9.7 million for the full year 2019, compared to $8.8 million for the full year 2018. Basic and diluted net earnings per share were $2.72 per share for the full year 2019, compared to $2.42 per share for the full year 2018.

Net interest income (tax-equivalent) was $26.6 million in 2019, a 2% increase compared to $26.2 million in 2018. This increase was primarily due to loan growth and increases in short-term market interest rates. Average loans grew 4% to $474.3 million in 2019, compared to $456.3 million in 2018. The Company’s net interest margin (tax-equivalent) increased to 3.43% in 2019, compared to 3.40% in 2018 as yields on earning assets improved.

The Company recorded a negative provision for loan losses of $0.3 million in 2019 compared to no provision for loan losses during 2018. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs. Annualized net charge-offs as a percent of average loans were 0.03% in 2019 compared to annualized net recoveries of 0.01% in 2018.

Noninterest income was $5.5 million in 2019 compared to $3.3 million in 2018. The increase was primarily due to a $1.7 million payment received by the Company that resulted from the termination of a loan guarantee program operated by the State of Alabama and a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019. Mortgage lending income also increased $0.2 million, or 32%, as pricing margins improved and lower interest rates for mortgage loans positively affected refinance activity.

Noninterest expense was $19.7 million in 2019 compared to $17.9 million in 2018. This increase in noninterest expense was primarily due to increases in salaries and benefits expense of $1.3 million and $0.5 million of various expenses related to the planned redevelopment of the Company’s headquarters in downtown Auburn, including professional fees, temporary relocation costs, and revised depreciation estimates. The Company expects it will incur additional expense in 2020 related to this redevelopment project.

Income tax expense was $2.4 million in 2019 and $2.2 million in 2018 reflecting an effective tax rate of 19.57% and 19.84%, respectively.

The Company paid cash dividends of $1.00 per share in 2019, an increase of 4.2% from 2018. At December 31, 2019, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 19.69%, a tier 1 leverage ratio of 11.23% and common equity tier 1 (“CET1”) of 18.78% at December 31, 2019.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2019 and 2018, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the year ended December 31, 2019, the Company increased its look-back period to 43 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

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

Fair Value Determination

U.S. GAAP requires management to value and disclose certain of the Company’s assets and liabilities at fair value, including investments classified as available-for-sale and derivatives. ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. For more information regarding fair value measurements and disclosures, please refer to Note 15, Fair Value, of the consolidated financial statements that accompany this report.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Average Balance Sheet and Interest Rates

	Year ended December 31
	2019		2018
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$474,259	4.83%	$457,610	4.76%
Securities - taxable	178,410	2.24%	181,485	2.23%
Securities - tax-exempt (a)	66,628	3.99%	71,065	4.11%

Total securities	245,038	2.72%	252,550	2.76%
Federal funds sold	20,223	2.09%	28,689	1.93%
Interest bearing bank deposits	36,869	2.16%	31,339	1.81%

Total interest-earning assets	776,389	3.97%	770,188	3.88%

Deposits:
NOW	134,430	0.53%	125,533	0.34%
Savings and money market	218,630	0.44%	220,810	0.39%
Certificates of deposits	170,835	1.46%	184,010	1.27%

Total interest-bearing deposits	523,895	0.80%	530,353	0.68%
Short-term borrowings	1,443	0.49%	2,634	0.68%
Long-term debt	—	0.00%	1,022	4.50%

Total interest-bearing liabilities	525,338	0.80%	534,009	0.69%

Net interest income and margin (a)	$26,621	3.43%	$26,183	3.40%

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

RESULTS OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $26.6 million in 2019, compared to $26.2 million in 2018. This increase was due to improvement in the Company’s net interest margin (tax-equivalent) and balance sheet growth.

The tax-equivalent yield on total interest-earning assets increased by 9 basis points in 2019 from 2018 to 3.97%. Expansion of our earning asset yields was primarily driven by loan growth and increases in short-term market interest rates, which positively impacted the yields on our short-term assets, including federal funds sold and interest bearing bank deposits.

The cost of total interest-bearing liabilities increased 11 basis points in 2019 from 2018 to 0.80%. The increase in our funding costs was primarily due to higher prevailing market interest rates.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could experience pressure due to reduced earning asset yields, increased competition for quality loan opportunities, and possible increases in our costs of funds. Management anticipates the Company’s net interest income and margin will likely decrease in 2020 compared to 2019 as the Company’s ability to lower its deposit costs will likely continue to lag the current decrease in earning asset yields.

Provision for Loan Losses

The Company recorded a negative provision for loan losses of $0.3 million in 2019, compared to no provision for loan losses in 2018. The negative provision was primarily related to a decline in total loans outstanding at December 31, 2019 and more specifically the construction and land development loan portfolio segment.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes to be appropriate to adequately cover probable losses in the loan portfolio. The Company’s allowance for loan losses to total loans decreased to 0.95% at December 31, 2019 from 1.00% at December 31, 2018. Based upon our evaluation of the loan portfolio, management believes the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are believed adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgment and are therefore approximate and imprecise. Factors beyond our control, such as conditions in the local and national economy, a local real estate market or particular industry conditions exist which may negatively and materially affect our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

Noninterest Income

	Year ended December 31
(Dollars in thousands)	2019	2018

Service charges on deposit accounts	$717	$749
Mortgage lending	866	655
Bank-owned life insurance	437	435
Gain from loan guarantee program	1,717	—
Securities losses, net	(123)	—
Other	1,880	1,486

Total noninterest income	$5,494	$3,325

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

The following table presents a breakdown of the Company’s mortgage lending income for 2019 and 2018.

	Year ended December 31
(Dollars in thousands)	2019	2018

Origination income	$545	$311
Servicing fees, net	321	344

Total mortgage lending income	$866	$655

The increase in mortgage lending income was primarily due to improved pricing margins and an increase in the level of refinance activity. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans.

In 2019, the Company recognized a gain of $1.7 million resulting from the termination of a Loan Guarantee Program (the “Program”) operated by the State of Alabama. For more information regarding the Program, please refer to Note 5, Loans and Allowance for Loan Losses, of the consolidated financial statements that accompany this report.

The increase in other noninterest income was primarily due to a $0.3 million gain from an insurance recovery received in the first quarter of 2019.

Noninterest Expense

	Year ended December 31
(Dollars in thousands)	2019	2018

Salaries and benefits	$11,931	$10,653
Net occupancy and equipment	1,907	1,465
Professional fees	1,014	902
FDIC and other regulatory assessments	181	310
Other	4,664	4,544

Total noninterest expense	$19,697	$17,874

The increase in salaries and benefits expense in 2019 over 2018 was due to a variety of factors, including an increase in the number of employees, routine annual wage increases, incentive accrual increases, an increase in the employer matching contribution percentage under the Company’s 401(k) Plan, and an increase in severance pay.

The increase in net occupancy and equipment expense and professional fees expense was primarily due to $0.5 million of various expenses related to the planned redevelopment of the Company’s headquarters in downtown Auburn. This amount includes revised depreciation estimates of $0.2 million. For more information regarding changes in accounting estimates, please refer to Note 1, Summary of Significant Accounting Policies, of the consolidated financial statements that accompany this report.

The decrease in FDIC and other regulatory assessments expense was primarily due to the Bank receiving an assessment credit of approximately $0.2 million to offset future assessments in connection with the FDIC Deposit Insurance Fund exceeding its target ratio of 1.35% as of September 30, 2018. The Deposit Insurance Fund ratio was 1.36% at December 31, 2018, below the 1.38% threshold required for assessment credits to be applied. The Deposit Insurance Fund ratio was again below 1.38% at June 30, 2019, so assessment credit were applied against our assessment due for the third and fourth quarters of 2019. Future expense may continue to be reduced by these assessment credits depending on the level of the Deposit Insurance Fund, until they are fully utilized.

Income Tax Expense

Income tax expense was $2.4 million in 2019 compared to $2.2 million in 2018. The Company’s effective income tax rate was 19.57% in 2019, compared to 19.84% in 2018.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $235.9 million at December 31, 2019, a decrease of $3.9 million, or 2%, compared to $239.8 million as of December 31, 2018. This decline was primarily due to a decrease of $11.7 million in the amortized cost basis of securities available-for-sale as proceeds from sales, calls, and maturities were not reinvested. This decrease was offset by an increase in the fair value of securities available-for-sale of $7.8 million. The average tax-equivalent yields earned on total securities were 2.72% in 2019 and 2.76% in 2018.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December 31, 2019 according to contractual maturity. Actual maturities may differ from contractual maturities of residential mortgage-backed securities (“RMBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

		December 31, 2019
		1 year	1 to 5	5 to 10	After 10	Total
(Dollars in thousands)		or less	years	years	years	Fair Value

Agency obligations	$	4,993	27,245	18,470	—	50,708
Agency RMBS		—	560	4,510	118,207	123,277
State and political subdivisions		—	1,355	6,166	54,396	61,917

Total available-for-sale	$	4,993	29,160	29,146	172,603	235,902

Weighted average yield:
Agency obligations		1.63%	1.78%	2.26%	—	1.94%
Agency RMBS		—	3.42%	2.50%	2.64%	2.63%
State and political subdivisions		—	4.06%	2.32%	3.07%	3.01%

Total available-for-sale		1.63%	1.92%	2.31%	2.77%	2.58%

Loans

		December 31
(In thousands)		2019	2018	2017	2016	2015

Commercial and industrial	$	56,782	63,467	59,086	49,850	52,479
Construction and land development		32,841	40,222	39,607	41,650	43,694
Commercial real estate		270,318	261,896	239,033	220,439	203,853
Residential real estate		92,575	102,597	106,863	110,855	116,673
Consumer installment		8,866	9,295	9,588	8,712	10,220

Total loans		461,382	477,477	454,177	431,506	426,919
Less: unearned income		(481)	(569)	(526)	(560)	(509)

Loans, net of unearned income	$	460,901	476,908	453,651	430,946	426,410

Total loans, net of unearned income, were $460.9 million at December 31, 2019, a decrease of $16.0 million, or 3%, from $476.9 million at December 31, 2018. Four loan categories represented the majority of the loan portfolio at December 31, 2019: commercial real estate mortgage loans (59%), residential real estate mortgage loans (20%), commercial and industrial loans (12%) and construction and land development loans (7%). Approximately 23% of the Company’s commercial real estate loans were classified as owner-occupied at December 31, 2019.

Within its residential real estate mortgage portfolio, the Company had junior lien mortgages of approximately $10.8 million, or 2%, and $12.3 million, or 3%, of total loans, net of unearned income at December 31, 2019 and 2018, respectively. For residential real estate mortgage loans with a consumer purpose, approximately $0.8 million and $0.5 million required interest-only payments at December 31, 2019 and 2018, respectively. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

Purchased loan participations included in the Company’s loan portfolio were approximately $1.4 million and $5.4 million as of December 31, 2019 and 2018, respectively. All purchased loan participations are underwritten by the Company independent of the selling bank. In addition, all loans, including purchased participations, are evaluated for collectability during the course of the Company’s normal loan review procedures. If the Company deems a participation loan impaired, it applies the same accounting policies and procedures described under “Critical Accounting Policies – Allowance for Loan Losses”.

The average yield earned on loans and loans held for sale was 4.83% in 2019 and 4.76% in 2018.

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

The Company attempts to reduce these economic and credit risks by adhering to loan to value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial positions. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital accounts; or 20% of capital accounts, if loans in excess of 10% are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.5 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2019, the Bank had no loan relationships exceeding our internal limit.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at December 31, 2019 (and related balances at December 31, 2018).

		December 31
(In thousands)		2019	2018

Multi-family residential properties	$	44,839	$40,455
Hotel/motel		43,719	47,936
Lessors of 1-4 family residential properties		43,652	46,374
Shopping centers		30,407	35,789
Office buildings		29,548	25,421

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses in the loan portfolio. As of December 31, 2019 and 2018, respectively, the allowance for loan losses was $4.4 million and $4.8 million, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies”.

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the five year period ended December 31, 2019 is presented below.

	Year ended December 31
(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses:
Balance at beginning of period	$4,790	4,757	4,643	4,289	4,836
Charge-offs:
Commercial and industrial	(364)	(52)	(449)	(97)	(100)
Commercial real estate	—	(38)	—	(194)	(866)
Residential real estate	(6)	(26)	(107)	(182)	(89)
Consumer installment	(38)	(52)	(40)	(67)	(59)

Total charge-offs	(408)	(168)	(596)	(540)	(1,114)
Recoveries:
Commercial and industrial	117	70	461	29	22
Construction and land development	—	—	347	1,212	17
Commercial real estate	1	19	—	—	—
Residential real estate	109	79	115	127	313
Consumer installment	27	33	87	11	15

Total recoveries	254	201	1,010	1,379	367

Net (charge-offs) recoveries	(154)	33	414	839	(747)
Provision for loan losses	(250)	—	(300)	(485)	200

Ending balance	$4,386	4,790	4,757	4,643	4,289

as a % of loans	0.95%	1.00	1.05	1.08	1.01
as a % of nonperforming loans	2,345%	2,691	160	196	158
Net charge-offs (recoveries) as a % of average loans	0.03%	(0.01)	(0.09)	(0.19)	0.18

As noted under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 0.95% at December 31, 2019, compared to 1.00% at December 31, 2018. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment in their entirety either improve or weaken.

Net charge-offs were $0.2 million, or 0.03%, of average loans in 2019, compared to net recoveries of $33 thousand, or 0.01% of average loans, in 2018.

Our regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2019 the Company had $0.2 million in nonperforming assets compared to $0.4 million at December 31, 2018.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

	December 31

(Dollars in thousands)	2019	2018	2017	2016	2015
Nonperforming assets:
Nonperforming (nonaccrual) loans	$187	178	2,972	2,370	2,714
Other real estate owned	—	172	—	152	252
Total nonperforming assets	$187	350	2,972	2,522	2,966

as a % of loans and other real estate owned	0.04%	0.07	0.66	0.59	0.70
as a % of total assets	0.02%	0.04	0.35	0.30	0.36
Nonperforming loans as a % of total loans	0.04%	0.04	0.66	0.55	0.64
Accruing loans 90 days or more past due	$—	—	—	—	—

The table below provides information concerning the composition of nonaccrual loans at December 31, 2019 and 2018, respectively.

	December 31
(In thousands)	2019	2018
Nonaccrual loans:
Residential real estate	187	178
Total nonaccrual loans / nonperforming loans	$187	178

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured and in the process of collection. At December 31, 2019 and 2018, respectively, the Company had $0.2 million in loans on nonaccrual.

Due to the weakening credit status of a borrower, the Company may elect to formally restructure certain loans to facilitate a repayment plan that minimizes the potential losses that we might incur. Restructured loans, or troubled debt restructurings (“TDRs”), are classified as impaired loans, and if the loans are on nonaccrual status as of the date of restructuring, the loans are included in the nonaccrual loan balances noted above. Nonaccrual loan balances do not include loans that have been restructured that were performing as of the restructure date. At December 31, 2019 the Company had no accruing TDRs compared to $0.2 million in accruing TDRs at December 31, 2018.

At December 31, 2019 and 2018, there were no loans 90 days past due and still accruing interest.

The table below provides information concerning the composition of OREO at December 31, 2019 and 2018, respectively.

	December 31
(In thousands)	2019	2018
Other real estate owned:
Residential	$—	172
Total other real estate owned	$—	172

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $4.4 million, or 1.0% of total loans at December 31, 2019, compared to $6.5 million, or 1.4% of total loans at December 31, 2018.

The table below provides information concerning the composition of potential problem loans at December 31, 2019 and 2018, respectively.

	December 31
(In thousands)	2019	2018
Potential problem loans:
Commercial and industrial	$266	522
Construction and land development	1,043	741
Commercial real estate	99	688
Residential real estate	2,899	4,506
Consumer installment	64	71
Total potential problem loans	$4,371	6,528

At December 31, 2019, approximately $1.1 million or 26.7% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days but less than 90 days as of December 31, 2019 and 2018, respectively.

	December 31
(In thousands)	2019	2018
Performing loans past due 30 to 89 days:
Commercial and industrial	$24	100
Construction and land development	456	225
Commercial real estate	—	—
Residential real estate	1,608	1,740
Consumer installment	64	41
Total performing loans past due 30 to 89 days	$2,152	2,106

Deposits

	December 31
(In thousands)	2019	2018
Noninterest bearing demand	$196,218	201,648
NOW	138,315	120,769
Money market	160,934	161,464
Savings	61,486	59,075
Certificates of deposit under $100,000	59,516	62,207
Certificates of deposit and other time deposits of $100,000 or more	107,683	108,620
Brokered certificates of deposit	—	10,410
Total deposits	$724,152	724,193

Total deposits were $724.2 million at December 31, 2019 and 2018, respectively. Decreases of $5.4 million in noninterest-bearing deposits were offset by increases in interest-bearing deposits of $5.4 million during 2019. Of the $5.4 million increase in interest-bearing deposits, $17.5 million was due to increases in NOW accounts and $2.4 million in savings accounts. These increases were partially offset by decreases of $10.4 million in brokered certificates of deposit and $3.6 million in retail certificates of deposit.

The average rates paid on total interest-bearing deposits were 0.80% in 2019 and 0.68% in 2018. Noninterest bearing deposits were 27% and 28% of total deposits at December 31, 2019 and 2018, respectively.

Other Borrowings

Other borrowings generally consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2019 and 2018, respectively. Securities sold under agreements to repurchase totaled $1.1 million and $2.3 million at December 31, 2019 and 2018, respectively.

The average rates paid on short-term borrowings was 0.49% and 0.68% in 2019 and 2018, respectively. Information concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings during the two-year period ended December 31, 2019 is included in Note 9 to the accompanying consolidated financial statements included in this annual report.

The Company had no long-term debt outstanding at December 31, 2019 and 2018, respectively. On April 27, 2018, the Company formally redeemed all of the issued and outstanding junior subordinated debentures, which were previously presented as long-term debt. The average rate paid on long-term debt in 2018 was 4.50%.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $98.3 million and $89.1 million as of December 31, 2019 and 2018, respectively. The change from December 31, 2018 was primarily driven by net earnings of $9.7 million and other comprehensive gain due to the change in unrealized gains on securities available-for-sale, net of tax, of $5.8 million, partially offset by cash dividends paid of $3.5 million and stock repurchases of $2.7 million, representing 77,907 shares.

The Bank’s Tier 1 leverage ratio was 11.23%, Common Equity Tier 1 (“CET1”) risk-based capital ratio was 17.28%, Tier 1 risk-based capital ratio was 17.28%, and total risk-based capital ratio was 18.12% at December 31, 2019. These ratios exceed the minimum regulatory capital percentages of 5.0% for Tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for Tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” Based on current regulatory standards, the Bank is classified as “well capitalized.”

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

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in interest rates up or down when compared to the baseline net interest income forecast at December 31, 2019.

Changes in Interest Rates	Net Interest Income % Variance
400 basis points	0.42%
300 basis points	0.55
200 basis points	0.54
100 basis points	0.32
(100) basis points	(1.27)
(200) basis points	(1.99)
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2019, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when compared to the baseline EVE at December 31, 2019.

Changes in Interest Rates	EVE % Variance
400 basis points	(24.09) %
300 basis points	(16.16)
200 basis points	(9.74)
100 basis points	(3.62)
(100) basis points	(1.33)
(200) basis points	(4.08)
(300) basis points	NM
(400) basis points	NM

NM=not meaningful

At December 31, 2019, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2019 and 2018, the Company had no derivative contracts to assist in managing interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, and sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank has participated in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and are taken out with varying maturities. As of December 31, 2019, the Bank had a remaining available line of credit with the FHLB totaling $246.7 million. As of December 31, 2019, the Bank also had $41.0 million of federal funds lines, with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2019, which by their terms had contractual maturity and termination dates subsequent to December 31, 2019:

	Payments due by period
		1 year	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	or less	years	years	5 years

Contractual obligations:
Deposit maturities (1)	$724,152	649,693	62,075	12,384	—
Operating lease obligations	788	99	150	153	386

Total	$724,940	649,792	62,225	12,537	386

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

Off-Balance Sheet Arrangements

At December 31, 2019, the Bank had outstanding standby letters of credit of $1.9 million and unfunded loan commitments outstanding of $60.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2019, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $271.5 million. Although these loans are generally sold on a non-recourse basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has occurred. We seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential mortgage investors.

The Company was not required to repurchase any loans during 2019 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae. During 2018, the Company was required to repurchase one loan with an aggregate principal balance of $53 thousand that was current as to principal and interest at the time of repurchase. At December 31, 2019, the Company had no pending repurchase or make-whole requests related to representation and warranty provisions.

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

Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of December 31, 2019, we believe that this exposure is not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following ASUs have been issued by the FASB but are not yet effective.

●	ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

●	ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement; and

●

ASU 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.

Information about these pronouncements is described in more detail below.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): - Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company has developed an implementation team that is following a general timeline. The team has been working with an advisory consultant, with whom a third-party software license has been purchased. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor. In November 2019, the FASB issued guidance to defer the effective dates for private companies, not-for-profit organizations, and certain smaller reporting companies applying standards on current expected credit losses. As a result of this delay, the Company’s effective dated for ASU 2016-13 was delayed to fiscal year beginning after December 15, 2022 including interim periods within those fiscal years.

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

The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and all interim periods within those fiscal years. Early adoption is permitted upon issuance of the ASU. Entities are permitted to early adopt amendments that remove or modify disclosures and delay the adoption of the additional disclosures until their effective date. The Company adopted this ASU on January 1, 2020. Adoption of this guidance did not have a material impact on the consolidated financial statements.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on January 1, 2020. Adoption of this guidance did not have a material impact on the consolidated financial statements.

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

	Year ended December 31
(In thousands)	2019	2018	2017	2016	2015

Net interest income (GAAP)	$26,064	25,570	24,526	22,732	22,718
Tax-equivalent adjustment	557	613	1,205	1,276	1,342

Net interest income (Tax-equivalent)	$26,621	26,183	25,731	24,008	24,060

Table 2 - Selected Financial Data

Year ended December 31

(Dollars in thousands, except per share amounts)	2019	2018	2017	2016	2015

Income statement
Tax-equivalent interest income (a)	$30,804	29,859	29,325	28,092	28,495
Total interest expense	4,183	3,676	3,594	4,084	4,435

Tax equivalent net interest income (a)	26,621	26,183	25,731	24,008	24,060

Provision for loan losses	(250)	—	(300)	(485)	200
Total noninterest income	5,494	3,325	3,441	3,383	4,532
Total noninterest expense	19,697	17,874	16,784	15,348	16,372

Net earnings before income taxes and tax-equivalent adjustment	12,668	11,634	12,688	12,528	12,020
Tax-equivalent adjustment	557	613	1,205	1,276	1,342
Income tax expense	2,370	2,187	3,637	3,102	2,820

Net earnings	$9,741	8,834	7,846	8,150	7,858

Per share data:
Basic and diluted net earnings	$2.72	2.42	2.15	2.24	2.16
Cash dividends declared	$1.00	0.96	0.92	0.90	0.88
Weighted average shares outstanding
Basic and diluted	3,581,476	3,643,780	3,643,616	3,643,504	3,643,428
Shares outstanding	3,566,146	3,643,868	3,643,668	3,643,523	3,643,478
Book value	$27.57	24.44	23.85	22.55	21.94
Common stock price
High	$53.90	53.50	40.25	31.31	30.39
Low	30.61	28.88	30.75	24.56	23.15
Period-end	$53.00	31.66	38.90	31.31	29.62
To earnings ratio	19.49	x	13.08	18.09	13.98	13.78
To book value	192%	130	163	139	135
Performance ratios:
Return on average equity	10.35%	10.14	9.17	9.65	9.98
Return on average assets	1.18%	1.08	0.94	0.98	0.98
Dividend payout ratio	36.76%	39.67	42.79	40.18	40.74
Average equity to average assets	11.39%	10.63	10.30	10.14	9.79
Asset Quality:
Allowance for loan losses as a % of:
Loans	0.95%	1.00	1.05	1.08	1.01
Nonperforming loans	2,345%	2,691	160	196	158
Nonperforming assets as a % of:
Loans and other real estate owned	0.04%	0.07	0.66	0.59	0.70
Total assets	0.02%	0.04	0.35	0.30	0.36
Nonperforming loans as % of loans	0.04%	0.04	0.66	0.55	0.64
Net charge-offs (recoveries) as a % of average loans	0.03%	(0.01)	(0.09)	(0.19)	0.18
Capital Adequacy (c):
CET 1 risk-based capital ratio	17.28%	16.49	16.42	16.44	15.28
Tier 1 risk-based capital ratio	17.28%	16.49	16.98	17.00	16.57
Total risk-based capital ratio	18.12%	17.38	17.91	17.95	17.44
Tier 1 leverage ratio	11.23%	11.33	10.95	10.27	10.35
Other financial data:
Net interest margin (a)	3.43%	3.40	3.29	3.05	3.17
Effective income tax rate	19.57%	19.84	31.67	27.57	26.41
Efficiency ratio (b)	61.33%	60.57	57.53	56.03	57.26
Selected period end balances:
Securities	$235,902	239,801	257,697	243,572	241,687
Loans, net of unearned income	460,901	476,908	453,651	430,946	426,410
Allowance for loan losses	4,386	4,790	4,757	4,643	4,289
Total assets	828,570	818,077	853,381	831,943	817,189
Total deposits	724,152	724,193	757,659	739,143	723,627
Long-term debt	—	—	3,217	3,217	7,217
Total stockholders’ equity	98,328	89,055	86,906	82,177	79,949

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures”.

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 3 - Average Balance and Net Interest Income Analysis

		Year ended December 31

		2019				2018

			Interest				Interest
		Average	Income/	Yield/		Average	Income/	Yield/
(Dollars in thousands)		Balance	Expense	Rate		Balance	Expense	Rate

Interest-earning assets:
Loans and loans held for sale (1)	$	474,259	$22,930	4.83%	$	457,610	$21,766	4.76%
Securities - taxable		178,410	4,000	2.24%		181,485	4,051	2.23%
Securities - tax-exempt (2)		66,628	2,656	3.99%		71,065	2,921	4.11%

Total securities		245,038	6,656	2.72%		252,550	6,972	2.76%
Federal funds sold		20,223	423	2.09%		28,689	554	1.93%
Interest bearing bank deposits		36,869	795	2.16%		31,339	567	1.81%

Total interest-earning assets		776,389	30,804	3.97%		770,188	29,859	3.88%
Cash and due from banks		14,037				13,802
Other assets		36,119				35,539

Total assets	$	826,545			$	819,529

Interest-bearing liabilities:
Deposits:
NOW	$	134,430	710	0.53%	$	125,533	428	0.34%
Savings and money market		218,630	969	0.44%		220,810	855	0.39%
Certificates of deposits		170,835	2,497	1.46%		184,010	2,329	1.27%

Total interest-bearing deposits		523,895	4,176	0.80%		530,353	3,612	0.68%
Short-term borrowings		1,443	7	0.49%		2,634	18	0.68%
Long-term debt		—	—	0.00%		1,022	46	4.50%

Total interest-bearing liabilities		525,338	4,183	0.80%		534,009	3,676	0.69%
Noninterest-bearing deposits		203,828				195,924
Other liabilities		3,228				2,489
Stockholders’ equity		94,151				87,107

Total liabilities and and stockholders’ equity	$	826,545			$	819,529

Net interest income and margin			$26,621	3.43%			$26,183	3.40%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 21%.

Table 4 - Volume and Rate Variance Analysis

	Years ended December 31, 2019 vs. 2018			Years ended December 31, 2018 vs. 2017

	Net	Due to change in		Net	Due to change in

(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)

Interest income:
Loans and loans held for sale	$1,164	358	806	$985	247	738
Securities - taxable	(51)	18	(69)	(178)	171	(349)
Securities - tax-exempt (1)	(265)	(88)	(177)	(624)	(673)	49

Total securities	(316)	(70)	(246)	(802)	(502)	(300)
Federal funds sold	(131)	46	(177)	213	284	(71)
Interest bearing bank deposits	228	109	119	138	319	(181)

Total interest income	$945	443	502	$534	348	186

Interest expense:
Deposits:
NOW	$282	235	47	$180	181	(1)
Savings and money market	114	124	(10)	3	39	(36)
Certificates of deposits	168	361	(193)	(22)	161	(183)

Total interest-bearing deposits	564	720	(156)	161	381	(220)
Short-term borrowings	(11)	(5)	(6)	—	6	(6)
Long-term debt	(46)	—	(46)	(79)	20	(99)

Total interest expense	507	715	(208)	82	407	(325)

Net interest income	$438	(272)	710	$452	(59)	511

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 21% for 2019 and 2018 and 34% for 2017.
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5 - Loan Portfolio Composition

	December 31

(In thousands)	2019	2018	2017	2016	2015

Commercial and industrial	$56,782	63,467	59,086	49,850	52,479
Construction and land development	32,841	40,222	39,607	41,650	43,694
Commercial real estate	270,318	261,896	239,033	220,439	203,853
Residential real estate	92,575	102,597	106,863	110,855	116,673
Consumer installment	8,866	9,295	9,588	8,712	10,220

Total loans	461,382	477,477	454,177	431,506	426,919
Less: unearned income	(481)	(569)	(526)	(560)	(509)

Loans, net of unearned income	460,901	476,908	453,651	430,946	426,410
Less: allowance for loan losses	(4,386)	(4,790)	(4,757)	(4,643)	(4,289)

Loans, net	$456,515	472,118	448,894	426,303	422,121

Table 6 - Loan Maturities and Sensitivities to Changes in Interest Rates

	December 31, 2019

	1 year	1 to 5	After 5		Adjustable	Fixed

(Dollars in thousands)	or less	years	years	Total	Rate	Rate	Total

Commercial and industrial	$18,555	12,398	25,829	56,782	10,552	46,230	56,782
Construction and land development	26,102	6,599	140	32,841	12,179	20,662	32,841
Commercial real estate	25,607	114,382	130,329	270,318	7,328	262,990	270,318
Residential real estate	8,013	27,337	57,225	92,575	41,652	50,923	92,575
Consumer installment	3,304	4,959	603	8,866	369	8,497	8,866

Total loans	$81,581	165,675	214,126	461,382	72,080	389,302	461,382

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	Year ended December 31

(Dollars in thousands)	2019	2018	2017	2016	2015

Allowance for loan losses:
Balance at beginning of period	$4,790	4,757	4,643	4,289	4,836
Charge-offs:
Commercial and industrial	(364)	(52)	(449)	(97)	(100)
Commercial real estate	—	(38)	—	(194)	(866)
Residential real estate	(6)	(26)	(107)	(182)	(89)
Consumer installment	(38)	(52)	(40)	(67)	(59)

Total charge-offs	(408)	(168)	(596)	(540)	(1,114)

Recoveries:
Commercial and industrial	117	70	461	29	22
Construction and land development	—	—	347	1,212	17
Commercial real estate	1	19	—	—	—
Residential real estate	109	79	115	127	313
Consumer installment	27	33	87	11	15

Total recoveries	254	201	1,010	1,379	367

Net (charge-offs) recoveries	(154)	33	414	839	(747)
Provision for loan losses	(250)	—	(300)	(485)	200

Ending balance	$4,386	4,790	4,757	4,643	4,289

as a % of loans	0.95%	1.00	1.05	1.08	1.01
as a % of nonperforming loans	2,345%	2,691	160	196	158
Net charge-offs (recoveries) as % of average loans	0.03%	(0.01)	(0.09)	(0.19)	0.18

Nonperforming assets:
Nonaccrual/nonperforming loans	$187	178	2,972	2,370	2,714
Other real estate owned	—	172	—	152	252

Total nonperforming assets	$187	350	2,972	2,522	2,966

as a % of loans and other real estate owned	0.04%	0.07	0.66	0.59	0.70
as a % total assets	0.02%	0.04	0.35	0.30	0.36
Nonperforming loans as a % of total loans	0.04%	0.04	0.66	0.55	0.64
Accruing loans 90 days or more past due	$—	—	—	—	—

Table 8 - Allocation of Allowance for Loan Losses

	December 31

	2019		2018		2017		2016		2015

(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*

Commercial and industrial	$577	12.3	$778	13.3	$653	13.0	$540	11.6	$523	12.3
Construction and land development	569	7.1	700	8.4	734	8.7	812	9.7	669	10.2
Commercial real estate	2,289	58.6	2,218	54.9	2,126	52.7	2,071	51.0	1,879	47.8
Residential real estate	813	20.1	946	21.5	1,071	23.5	1,107	25.7	1,059	27.3
Consumer installment	138	1.9	148	1.9	173	2.1	113	2.0	159	2.4

Total allowance for loan losses	$4,386		$4,790		$4,757		$4,643		$4,289

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	December 31, 2019

Maturity of:
3 months or less	$13,910
Over 3 months through 6 months	7,318
Over 6 months through 12 months	39,867
Over 12 months	46,588

Total CDs and other time deposits of $100,000 or more	$107,683

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Greenville, South Carolina

March 6, 2020

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in thousands, except share data)	2019	2018

Assets:
Cash and due from banks	$15,172	$13,043
Federal funds sold	25,944	26,918
Interest bearing bank deposits	51,327	25,115

Cash and cash equivalents	92,443	65,076

Securities available-for-sale	235,902	239,801
Loans held for sale	2,202	383
Loans, net of unearned income	460,901	476,908
Allowance for loan losses	(4,386)	(4,790)

Loans, net	456,515	472,118

Premises and equipment, net	14,743	13,596
Bank-owned life insurance	19,202	18,765
Other assets	6,872	8,338

Total assets	$827,879	$818,077

Liabilities:
Deposits:
Noninterest-bearing	$196,218	$201,648
Interest-bearing	527,934	522,545

Total deposits	724,152	724,193
Federal funds purchased and securities sold under agreements to repurchase	1,069	2,300
Accrued expenses and other liabilities	4,330	2,529

Total liabilities	729,551	729,022

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; issued shares - none	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,784	3,779
Retained earnings	101,801	95,635
Accumulated other comprehensive income (loss), net	2,059	(3,763)
Less treasury stock, at cost - 390,989 shares and 313,267 shares at December 31, 2019 and 2018, respectively	(9,355)	(6,635)

Total stockholders’ equity	98,328	89,055

Total liabilities and stockholders’ equity	$827,879	$818,077

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year ended December 31
(Dollars in thousands, except share and per share data)	2019	2018

Interest income:
Loans, including fees	$22,930	$21,766
Securities:
Taxable	4,000	4,051
Tax-exempt	2,099	2,308
Federal funds sold and interest bearing bank deposits	1,218	1,121

Total interest income	30,247	29,246

Interest expense:
Deposits	4,176	3,612
Short-term borrowings	7	18
Long-term debt	—	46

Total interest expense	4,183	3,676

Net interest income	26,064	25,570
Provision for loan losses	(250)	—

Net interest income after provision for loan losses	26,314	25,570

Noninterest income:
Service charges on deposit accounts	717	749
Mortgage lending	866	655
Bank-owned life insurance	437	435
Gain from loan guarantee program	1,717	—
Other	1,880	1,486
Securities losses, net	(123)	—

Total noninterest income	5,494	3,325

Noninterest expense:
Salaries and benefits	11,931	10,653
Net occupancy and equipment	1,907	1,465
Professional fees	1,014	902
FDIC and other regulatory assessments	181	310
Other	4,664	4,544

Total noninterest expense	19,697	17,874

Earnings before income taxes	12,111	11,021
Income tax expense	2,370	2,187

Net earnings	$9,741	$8,834

Net earnings per share:
Basic and diluted	$2.72	$2.42

Weighted average shares outstanding:
Basic and diluted	3,581,476	3,643,780

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year ended December 31
(Dollars in thousands)	2019	2018

Net earnings	$9,741	$8,834

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities	5,730	(3,197)
Reclassification adjustment for net loss on securities recognized in net earnings	92	—

Other comprehensive income (loss)	5,822	(3,197)

Comprehensive income	$15,563	$5,637

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands, except share data)	Common Shares Outstanding	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Balance, December 31, 2017	3,643,668	$39	3,771	90,299	(566)	(6,637)	$86,906
Net earnings	—	—	—	8,834	—	—	8,834
Other comprehensive loss	—	—	—	—	(3,197)	—	(3,197)
Cash dividends paid ($0.96 per share)	—	—	—	(3,498)	—	—	(3,498)
Sale of treasury stock	200	—	8	—	—	2	10

Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055

Net earnings	—	—	—	9,741	—	—	9,741
Other comprehensive income	—	—	—	—	5,822	—	5,822
Cash dividends paid ($1.00 per share)	—	—	—	(3,575)	—	—	(3,575)
Stock repurchases	(77,907)	—	—	—	—	(2,721)	(2,721)
Sale of treasury stock	185	—	5	—	—	1	6

Balance, December 31, 2019	3,566,146	$39	$3,784	$101,801	$2,059	$(9,355)	$98,328

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31
(In thousands)	2019		2018

Cash flows from operating activities:
Net earnings	$9,741	$	8,834
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	(250)		—
Depreciation and amortization	1,157		938
Premium amortization and discount accretion, net	1,853		2,025
Deferred tax (benefit) expense	(153)		71
Net loss on securities available for sale	123		—
Net gain on sale of loans held for sale	(545)		(311)
Net gain on other real estate owned	(59)		—
Loans originated for sale	(30,407)		(27,681)
Proceeds from sale of loans	28,892		29,323
Increase in cash surrender value of bank owned life insurance	(437)		(435)
Net increase in other assets	(872)		(221)
Net increase (decrease) in accrued expenses and other liabilities	1,807		(402)

Net cash provided by operating activities	$10,850	$	12,141

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	36,462		8,770
Proceeds from maturities of securities available-for-sale	55,078		22,673
Purchase of securities available-for-sale	(81,843)		(19,841)
Decrease (increase) in loans, net	15,771		(24,749)
Net purchases of premises and equipment	(1,809)		(240)
Decrease (increase) in FHLB stock	32		(20)
Proceeds from sale of other real estate owned	394		1,353

Net cash provided by (used in) investing activities	$24,085	$	(12,054)

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(5,430)		7,731
Net increase (decrease) in interest-bearing deposits	5,389		(41,197)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(1,231)		(358)
Repayments or retirement of long-term debt	—		(3,217)
Stock repurchases	(2,721)		—
Dividends paid	(3,575)		(3,498)

Net cash used in financing activities	$(7,568)	$	(40,539)

Net change in cash and cash equivalents	$27,367	$	(40,452)
Cash and cash equivalents at beginning of period	65,076		105,528

Cash and cash equivalents at end of period	$92,443	$	65,076

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,092	$	3,616
Income taxes	2,295		2,688
Gain from loan guarantee program	(1,717)		—
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	$891	$	n/a
Initial recognition of operating lease liabilities	889		n/a
Real estate acquired through foreclosure	82		1,525

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

●

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

●

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

Change in Accounting Estimate

During the fourth quarter of 2019, the Company reassessed its estimate of the useful lives of certain fixed assets. The Company revised its original useful life estimate for certain land improvements, buildings and improvements and furniture, fixtures and equipment, with a carrying value of $0.5 million at December 31, 2019, to correspond with estimated demolition dates planned as part of the redevelopment project for our main campus. This is considered a change in accounting estimate, per ASC 250-10, where adjustments should be made prospectively. The effects of this change in accounting estimate on the 2019 consolidated financial statements was a decrease in net earnings of $0.2 million, or $0.04 per share.

Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred subsequent to December 31, 2019. The Company does not believe there are any material subsequent events that would require further recognition or disclosure.

Accounting Standards Adopted in 2019

In 2019, the Company adopted new guidance related to the following Accounting Standards Update (“Update” or “ASU”):

●	ASU 2016-02, Leases; and

●	ASU 2017-02, Targeted Improvements to Accounting for Hedging Activities.

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

Securities

Securities are classified based on management’s intention at the date of purchase. At December 31, 2019, all of the Company’s securities were classified as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk management strategy, and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest income over the estimated life of the security using the effective interest method. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Premises and Equipment

Land is carried at cost. Land improvements, buildings and improvements, and furniture, fixtures, and equipment are carried at cost, less accumulated depreciation computed on a straight-line method over the useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

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

Fair Value Measurements

ASC 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies only to fair-value measurements that are already required or permitted by other accounting standards.    The definition of fair value focuses on the exit price, i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not the entry price, i.e., the price that would be paid to acquire the asset or received to assume the liability at the measurement date. The statement emphasizes that fair value is a market-based measurement; not an entity-specific measurement. Therefore, the fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. For more information related to fair value measurements, please refer to Note 15, Fair Value.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the year. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. As of December 31, 2019 and 2018, respectively, the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

	Year ended December 31

(Dollars in thousands, except share and per share data)	2019	2018

Basic and diluted:
Net earnings	$9,741	$8,834
Weighted average common shares outstanding	3,581,476	3,643,780

Net earnings per share	$2.72	$2.42

NOTE 3: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As of December 31, 2019 and 2018, the Bank did not have a required reserve balance at the Federal Reserve Bank.

NOTE 4: SECURITIES

At December 31, 2019 and 2018, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2019 and 2018, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized

(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

December 31, 2019
Agency obligations (a)	$4,993	27,245	18,470	—	50,708	215	98	$50,591
Agency RMBS (a)	—	560	4,510	118,207	123,277	798	261	122,740
State and political subdivisions	—	1,355	6,166	54,396	61,917	2,104	9	59,822

Total available-for-sale	$4,993	29,160	29,146	172,603	235,902	3,117	368	$233,153

December 31, 2018
Agency obligations (a)	$14,437	19,865	16,869	—	51,171	25	1,200	$52,346
Agency RMBS (a)	—	—	8,368	110,230	118,598	65	3,738	$122,271
State and political subdivisions	—	3,682	7,726	58,624	70,032	518	692	$70,206

Total available-for-sale	$14,437	23,547	32,963	168,854	239,801	608	5,630	$244,823

(a) Includes securities issued by U.S. government agencies or government sponsored entities. Expected maturities of these securities may differ from contractual maturities because issues may have the right to call or repay obligations with or without prepayment penalties.

Securities with aggregate fair values of $147.8 million and $133.1 million at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments. The carrying amounts of nonmarketable equity investments were $1.4 million at December 31, 2019 and 2018, respectively. Nonmarketable equity investments include FHLB of Atlanta stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December 31, 2019 and 2018, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

	Less than 12 Months		12 Months or Longer		Total

(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2019:
Agency obligations	$24,734	97	4,993	1	29,727	$98
Agency RMBS	40,126	98	21,477	163	61,603	261
State and political subdivisions	2,741	9	—	—	2,741	9

Total	$67,601	204	26,470	164	94,071	$368

December 31, 2018:
Agency obligations	$4,724	28	44,307	1,172	49,031	$1,200
Agency RMBS	12,325	238	99,184	3,500	111,509	3,738
State and political subdivisions	14,840	181	14,384	511	29,224	692

Total	$31,889	447	157,875	5,183	189,764	$5,630

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At December 31, 2019 and 2018, respectively, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2019 and 2018, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.

	Year ended December 31

(Dollars in thousands)	2019	2018

Gross realized gains	$120	—
Gross realized losses	(243)	—

Realized losses, net	$(123)	—

NOTE 5: LOANS AND ALLOWANCE FOR LOAN LOSSES

	December 31

(In thousands)	2019	2018

Commercial and industrial	$56,782	$63,467
Construction and land development	32,841	40,222
Commercial real estate:
Owner occupied	60,893	56,413
Multifamily	44,839	40,455
Other	164,586	165,028

Total commercial real estate	270,318	261,896
Residential real estate:
Consumer mortgage	48,923	56,223
Investment property	43,652	46,374

Total residential real estate	92,575	102,597
Consumer installment	8,866	9,295

Total loans	461,382	477,477
Less: unearned income	(481)	(569)

Loans, net of unearned income	$460,901	$476,908

Loans secured by real estate were approximately 85.8% of the total loan portfolio at December 31, 2019. At December 31, 2019, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama and surrounding areas.

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

●

Owner occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally the primary source of repayment is the cash flow from business operations and activities of the borrower, who owns the property.

●

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

●

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

●

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

●

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2019 and 2018.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

December 31, 2019:
Commercial and industrial	$56,758	24	—	56,782	—	$56,782
Construction and land development	32,385	456	—	32,841	—	32,841
Commercial real estate:
Owner occupied	60,893	—	—	60,893	—	60,893
Multifamily	44,839	—	—	44,839	—	44,839
Other	164,586	—	—	164,586	—	164,586

Total commercial real estate	270,318	—	—	270,318	—	270,318
Residential real estate:
Consumer mortgage	47,151	1,585	—	48,736	187	48,923
Investment property	43,629	23	—	43,652	—	43,652

Total residential real estate	90,780	1,608	—	92,388	187	92,575
Consumer installment	8,802	64	—	8,866	—	8,866

Total	$459,043	2,152	—	461,195	187	$461,382

December 31, 2018:
Commercial and industrial	$63,367	100	—	63,467	—	$63,467
Construction and land development	39,997	225	—	40,222	—	40,222
Commercial real estate:
Owner occupied	56,413	—	—	56,413	—	56,413
Multifamily	40,455	—	—	40,455	—	40,455
Other	165,028	—	—	165,028	—	165,028

Total commercial real estate	261,896	—	—	261,896	—	261,896
Residential real estate:
Consumer mortgage	54,446	1,599	—	56,045	178	56,223
Investment property	46,233	141	—	46,374	—	46,374

Total residential real estate	100,679	1,740	—	102,419	178	102,597
Consumer installment	9,254	41	—	9,295	—	9,295

Total	$475,193	2,106	—	477,299	178	$477,477

The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they been accruing interest, amounted to approximately $9 thousand and $12 thousand for the years ended December 31, 2019 and 2018, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December 31, 2019 and 2018, is presented below.

	Year ended December 31

(In thousands)	2019	2018

Beginning balance	$4,790	$4,757
Charged-off loans	(408)	(168)
Recovery of previously charged-off loans	254	201

Net (charge-offs) recoveries	(154)	33
Provision for loan losses	(250)	—

Ending balance	$4,386	$4,790

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these types of loans. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At December 31, 2019 and 2018, and for the years then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the year ended December 31, 2019, the Company increased its look-back period to 43 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. Other than expanding the look-back period each quarter, the Company has not made any material changes to its methodology that would impact the calculation of the allowance for loan losses or provision for loan losses for the periods included in the accompanying consolidated balance sheets and statements of earnings.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018.

(in thousands)	Commercial and industrial	Construction and land Development	Commercial Real Estate	Residential Real Estate	Consumer Installment	Total

Balance, December 31, 2017	$653	734	2,126	1,071	173	$4,757
Charge-offs	(52)	—	(38)	(26)	(52)	(168)
Recoveries	70	—	19	79	33	201

Net recoveries (charge-offs)	18	—	(19)	53	(19)	33
Provision	107	(34)	111	(178)	(6)	—

Balance, December 31, 2018	$778	700	2,218	946	148	$4,790

Charge-offs	(364)	—	—	(6)	(38)	(408)
Recoveries	117	—	1	109	27	254

Net (charge-offs) recoveries	(247)	—	1	103	(11)	(154)
Provision	46	(131)	70	(236)	1	(250)

Balance, December 31, 2019	$577	569	2,289	813	138	$4,386

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of December 31, 2019 and 2018.

	Collectively evaluated (1)		Individually evaluated (2)		Total

	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded

	for loan	investment	for loan	investment	for loan	investment

(In thousands)	losses	in loans	losses	in loans	losses	in loans

December 31, 2019:
Commercial and industrial	$577	56,683	—	99	577	56,782
Construction and land development	569	32,841	—	—	569	32,841
Commercial real estate	2,289	270,318	—	—	2,289	270,318
Residential real estate	813	92,575	—	—	813	92,575
Consumer installment	138	8,866	—	—	138	8,866

Total	$4,386	461,283	—	99	4,386	461,382

December 31, 2018:
Commercial and industrial	$778	63,467	—	—	778	63,467
Construction and land development	700	40,222	—	—	700	40,222
Commercial real estate	2,218	261,739	—	157	2,218	261,896
Residential real estate	946	102,597	—	—	946	102,597
Consumer installment	148	9,295	—	—	148	9,295

Total	$4,790	477,320	—	157	4,790	477,477

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

●

Pass – loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral.

●

Special Mention – loans with potential weakness that may, if not reversed or corrected, weaken the credit or inadequately protect the Company’s position at some future date. These loans are not adversely classified and do not expose an institution to sufficient risk to warrant an adverse classification.

●

Substandard Accruing – loans that exhibit a well-defined weakness which presently jeopardizes debt repayment, even though they are currently performing. These loans are characterized by the distinct possibility that the Company may incur a loss in the future if these weaknesses are not corrected.

●	Nonaccrual – includes loans where management has determined that full payment of principal and interest is in doubt.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

December 31, 2019
Commercial and industrial	$54,340	2,176	266	—	$56,782
Construction and land development	31,798	—	1,043	—	32,841
Commercial real estate:
Owner occupied	59,898	917	78	—	60,893
Multifamily	44,839	—	—	—	44,839
Other	163,716	849	21	—	164,586

Total commercial real estate	268,453	1,766	99	—	270,318
Residential real estate:
Consumer mortgage	45,247	962	2,527	187	48,923
Investment property	42,331	949	372	—	43,652

Total residential real estate	87,578	1,911	2,899	187	92,575
Consumer installment	8,742	60	64	—	8,866

Total	$450,911	5,913	4,371	187	$461,382

December 31, 2018
Commercial and industrial	$61,568	1,377	522	—	$63,467
Construction and land development	39,481	—	741	—	40,222
Commercial real estate:
Owner occupied	55,942	154	317	—	56,413
Multifamily	40,455	—	—	—	40,455
Other	163,449	1,208	371	—	165,028

Total commercial real estate	259,846	1,362	688	—	261,896
Residential real estate:
Consumer mortgage	50,903	1,374	3,768	178	56,223
Investment property	45,463	173	738	—	46,374

Total residential real estate	96,366	1,547	4,506	178	102,597
Consumer installment	9,149	75	71	—	9,295

Total	$466,410	4,361	6,528	178	$477,477

During the fourth quarter of 2019, the Company recognized a gain of $1.7 million resulting from the termination of a Loan Guarantee Program (the “Program”) operated by the State of Alabama. The payment of $1.7 million received by the Company in October 2019 was recorded as a gain and included in noninterest income on the accompanying consolidated statements of earnings. The Program required a 1% fee on the commitment balance at origination and in return the Company received a guarantee of up to 50% of losses in the event of the borrower’s default. As of December 31, 2019, the Company had 5 loans outstanding totaling $10.2 million that were enrolled in the Program prior to its termination by the State of Alabama. Despite being enrolled in the Program, these loans would have met the Company’s normal loan underwriting criteria at origination. At December 31, 2019, all of these loans were categorized as Pass within the Company’s credit quality asset classification.

Impaired loans

The following table presents details related to the Company’s impaired loans. Loans which have been fully charged-off do not appear in the following table. The related allowance generally represents the following components which correspond to impaired loans:

●	Individually evaluated impaired loans equal to or greater than $500 thousand secured by real estate (nonaccrual construction and land development, commercial real estate, and residential real estate).

●	Individually evaluated impaired loans equal to or greater than $250 thousand not secured by real estate (nonaccrual commercial and industrial and consumer loans).

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2019 and 2018.

	December 31, 2019
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$335	(236)	$99	—

Total impaired loans	$335	(236)	$99	$—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2018
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial real estate:
Owner occupied	$157	—	$157	—

Total commercial real estate	157	—	157	—

Total impaired loans	$157	—	$157	$—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)	Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance.
(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class.

	Year ended December 31, 2019		Year ended December 31, 2018

	Average	Total interest	Average	Total interest

	recorded	income	recorded	income

(In thousands)	investment	recognized	investment	recognized

Impaired loans:
Commercial and industrial	$8	—	$9	—
Commercial real estate:
Owner occupied	24	9	166	9
Other	—	—	1,145	—

Total commercial real estate	24	9	1,311	9

Total	$32	9	$1,320	9

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

At December 31, 2019 the Company had no TDRs. The following is a summary of accruing and nonaccrual TDRs and the related loan losses, by portfolio segment and class at December 31, 2018.

	TDRs

(In thousands)	Accruing	Nonaccrual	Total	Related Allowance

December 31, 2018
Commercial real estate:
Owner occupied	$157	—	157	$—

Total commercial real estate	157	—	157	—

Total	$157	—	157	$—

At December 31, 2019, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

There were no loans modified in a TDR during the year ended December 31, 2019. The following table summarizes loans modified in a TDR during the year ended December 31, 2018 both before and after modification.

($ in thousands)	Number of contracts		Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment

December 31, 2018
Commercial real estate:
Other	2	$	1,447	1,447

Total commercial real estate	2		1,447	1,447

Total	2	$	1,447	1,447

Two loans were modified in a TDR during the year ended December 31, 2018. The only concessions granted by the Company were related to either a delay in the required payment of principal and/or interest or the interest rate at renewal was considered to be less than a market rate.

During the year ended December 31, 2019, the Company had no loans modified in a TDR within the previous 12 months for which there was a payment default. The following table summarizes the recorded investment in loans modified in a TDR within the previous twelve months for which there was a payment default (defined as 90 days or more past due) during the year ended December 31, 2018.

($ in thousands)	Number of Contracts	Recorded investment (1)

December 31, 2018
Commercial real estate:
Other	1	$1,259

Total commercial real estate	1	1,259

Total	1	$1,259

(1)	Amount as of applicable month end during the respective year for which there was a payment default.

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 is presented below.

	December 31
(Dollars in thousands)	2019	2018

Land and improvements	$9,874	8,444
Buildings and improvements	10,094	9,871
Furniture, fixtures, and equipment	3,109	2,953

Total premises and equipment	23,077	21,268
Less: accumulated depreciation	(8,334)	(7,672)

Premises and equipment, net	$14,743	13,596

Depreciation expense was approximately $662 thousand and $435 thousand for the years ended December 31, 2019 and 2018, respectively, and is a component of net occupancy and equipment expense in the consolidated statements of earnings.

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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended December 31, 2019 and 2018.

	Year ended December 31

(Dollars in thousands)	2019	2018

Beginning balance	$1,441	1,644
Additions, net	241	208
Amortization expense	(383)	(411)

Ending balance	$1,299	1,441

Valuation allowance included in MSRs, net:
Beginning of period	$—	—
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,697	2,528
End of period	2,111	2,697

Data and assumptions used in the fair value calculation related to MSRs at December 31, 2019 and 2018, respectively, are presented below.

	December 31

(Dollars in thousands)	2019	2018

Unpaid principal balance	$274,227	289,981
Weighted average prepayment speed (CPR)	11.6%	8.3
Discount rate (annual percentage)	10.0%	10.0
Weighted average coupon interest rate	3.9%	3.9
Weighted average remaining maturity (months)	255	250
Weighted average servicing fee (basis points)	25.0	25.0

At December 31, 2019, the weighted average amortization period for MSRs was 5.5 years. Estimated amortization expense for each of the next five years is presented below.

(Dollars in thousands)	December 31, 2019

2020	$220
2021	182
2022	151
2023	126
2024	105

NOTE 8: DEPOSITS

At December 31, 2019, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands)	December 31, 2019

2020	$92,740
2021	25,432
2022	36,643
2023	5,812
2024	6,572

Total certificates of deposit and other time deposits	$167,199

Additionally, at December 31, 2019 and 2018, approximately $57.4 million and $59.4 million, respectively, of certificates of deposit and other time deposits were issued in denominations greater than $250 thousand.

At December 31, 2019 and 2018, the amount of deposit accounts in overdraft status that were reclassified to loans on the accompanying consolidated balance sheets was not material.

NOTE 9: SHORT-TERM BORROWINGS

At December 31, 2019 and 2018, the composition of short-term borrowings is presented below.

	2019		2018

		Weighted		Weighted

(Dollars in thousands)	Amount	Avg. Rate	Amount	Avg. Rate

Federal funds purchased:
As of December 31	$—	—	$—	—
Average during the year	1	2.58%	2	2.50%
Maximum outstanding at any month-end	—		—

Securities sold under agreements to repurchase:
As of December 31	$1,069	0.50%	$2,300	0.50%
Average during the year	1,442	0.50%	2,632	0.50%
Maximum outstanding at any month-end	2,261		3,241

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2019.

Securities sold under agreements to repurchase represent short-term borrowings with maturities less than one year collateralized by a portion of the Company’s securities portfolio. Securities with an aggregate carrying value of $2.6 million and $5.6 million at December 31, 2019 and 2018, respectively, were pledged to secure securities sold under agreements to repurchase.

NOTE 10: LEASE COMMITMENTS

We lease certain office facilities and office equipment under operating leases. Rent expense for all operating leases totaled $0.2 million for both the years ended December 31, 2019 and 2018. On January 1, 2019, we adopted a new accounting standard which required the recognition of certain operating leases on our balance sheet as lease right of use assets (reported as component of other assets) and related lease liabilities (reported as a component of accrued expenses and other liabilities). At December 31, 2019, aggregate lease right of use assets and lease liabilities amounted to $785 thousand and $788 thousand, respectively. Rent expense includes amounts related to items that are not included in the determination of lease right of use assets including expenses related to short-term leases totaling $0.1 million for the year ended December 31, 2019.

Lease payments under operating leases that were applied to our operating lease liability totaled $129 thousand during the year ended December 31, 2019. The following table reconciles future undiscounted lease payments due under non-cancelable operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December 31, 2019:

(Dollars in thousands)	Remaining lease payments

2020	$106
2021	93
2022	93
2023	93
2024	93
Thereafter	416

Total undiscounted operating lease liabilities	$894
Imputed interest	106

Total operating lease liabilities included in the accompanying balance sheet	$788

Weighted-average lease terms in years	8.89
Weighted-average discount rate	3.40%

NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net earnings and other comprehensive income (loss). Other comprehensive income (loss) for the years ended December 31, 2019 and 2018, is presented below.

	Pre-tax	Tax benefit	Net of

(Dollars in thousands)	amount	(expense)	tax amount

2019:
Unrealized net holding gain on securities	$7,651	(1,921)	5,730
Reclassification adjustment for net loss on securities recognized in net earnings	123	(31)	92

Other comprehensive income	$7,774	(1,952)	5,822

2018:
Unrealized net holding loss on securities	$(4,269)	1,072	(3,197)

Other comprehensive loss	$(4,269)	1,072	(3,197)

NOTE 12: INCOME TAXES

For the years ended December 31, 2019 and 2018 the components of income tax expense from continuing operations are presented below.

	Year ended December 31

(Dollars in thousands)	2019	2018

Current income tax expense:
Federal	$1,939	1,685
State	584	431

Total current income tax expense	2,523	2,116

Deferred income tax (benefit) expense:
Federal	(136)	56
State	(17)	15

Total deferred income tax (benefit) expense	(153)	71

Total income tax expense	$2,370	2,187

Total income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 21% to earnings before income taxes. A reconciliation of the differences for the years ended December 31, 2019 and 2018, is presented below.

	2019		2018

		Percent of		Percent of

		pre-tax		pre-tax

(Dollars in thousands)	Amount	earnings	Amount	earnings

Earnings before income taxes	$12,111		11,021

Income taxes at statutory rate	2,543	21.0%	2,315	21.0%
Tax-exempt interest	(508)	(4.1)	(515)	(4.7)
State income taxes, net of federal tax effect	440	3.6	361	3.3
Bank-owned life insurance	(92)	(0.8)	(92)	(0.8)
Other	(13)	(0.1)	118	1.0

Total income tax expense	$2,370	19.6%	2,187	19.8%

The Company had a net deferred tax liability of $9 thousand included in other liabilities and a net deferred tax asset of $1.8 million included in other assets on the consolidated balance sheets at December 31, 2019 and 2018, respectively. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31

(Dollars in thousands)	2019	2018

Deferred tax assets:
Allowance for loan losses	$1,102	1,203
Unrealized loss on securities	—	1,262
Accrued bonus	296	8
Right of use liability	198	—
Other	88	127

Total deferred tax assets	1,684	2,600

Deferred tax liabilities:
Premises and equipment	315	280
Unrealized gain on securities	690	—
Originated mortgage servicing rights	326	362
Right of use asset	197	—
Other	165	168

Total deferred tax liabilities	1,693	810

Net deferred tax (liability) asset	$(9)	1,790

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion of the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2019 and 2018, is presented below.

	Year ended December 31
(Dollars in thousands)	2019	2018

Net deferred tax (liability) asset:
Balance, beginning of year	$1,790	789
Deferred tax benefit (expense) related to continuing operations	153	(71)
Stockholders’ equity, for accumulated other comprehensive (income) loss	(1,952)	1,072

Balance, end of year	$(9)	1,790

ASC 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This section also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties in interim periods. As of December 31, 2019, the Company had no unrecognized tax benefits related to federal or state income tax matters. The Company does not anticipate any material increase or decrease in unrecognized tax benefits during 2020 relative to any tax positions taken prior to December 31, 2019. As of December 31, 2019, the Company has accrued no interest and no penalties related to uncertain tax positions. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the years ended December 31, 2016 through 2019.

NOTE 13: EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution retirement plan, the Auburn National Bancorporation, Inc. 401(k) Plan (the “Plan”). Effective January 1, 2019, the Plan was amended and restated. As part of this amendment and restatement, eligible employees may contribute up to 100% of eligible compensation, subject to statutory limits upon completion of 2 months of service. Furthermore, the Company now allows employer Safe Harbor contributions. Participants are immediately vested in employer Safe Harbor contributions. Effective January 1, 2019, the Company’s matching contributions on behalf of participants were equal to $1.00 for each $1.00 contributed by participants, up to 3% of the participants’ eligible compensation, and $0.50 for every $1.00 contributed by participants, up to 5% of the participants’ eligible compensation, for a maximum matching contribution of 4% of the participants’ eligible compensation. Prior to January 1, 2019, the Company made matching contributions on behalf of participants equal to $0.50 for each $1.00 contributed by participants, up to 6% of the participant’s eligible compensation, for a maximum matching contribution of 3% of the participants’ eligible compensation. Company matching contributions to the Plan were $264 thousand and $131 thousand for the years ended December 31, 2019 and 2018, respectively, and are included in salaries and benefits expense.

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

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amount represents credit risk:

	December 31
(Dollars in thousands)	2019	2018

Commitments to extend credit	$60,564	$61,889
Standby letters of credit	1,921	7,026

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds various assets as collateral, including accounts receivable, inventory, equipment, marketable securities, and property to support those commitments for which collateral is deemed necessary. The Company has recorded a liability for the estimated fair value of these standby letters of credit in the amount of $39 thousand and $73 thousand at December 31, 2019 and 2018, respectively.

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of the reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the years ended December 31, 2019 and 2018, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis

Securities available-for-sale

Fair values of securities available for sale were primarily measured using Level 2 inputs. For these securities, the Company obtains pricing from third party pricing services. These third party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, market consensus prepayment speeds, benchmark yields, reported trades for similar securities, credit information and the securities’ terms and conditions. On a quarterly basis, management reviews the pricing received from the third party pricing services for reasonableness given current market conditions. As part of its review, management may obtain non-binding third party broker quotes to validate the fair value measurements. In addition, management will periodically submit pricing provided by the third party pricing services to another independent valuation firm on a sample basis. This independent valuation firm will compare the price provided by the third-party pricing service with its own price and will review the significant assumptions and valuation methodologies used with management.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring as of December 31, 2019 and 2018, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2019:
Securities available-for-sale:
Agency obligations	$50,708	—	50,708	—
Agency RMBS	123,277	—	123,277	—
State and political subdivisions	61,917	—	61,917	—

Total securities available-for-sale	235,902	—	235,902	—

Total assets at fair value	$235,902	—	235,902	—

December 31, 2018:
Securities available-for-sale:
Agency obligations	$51,171	—	51,171	—
Agency RMBS	118,598	—	118,598	—
State and political subdivisions	70,032	—	70,032	—

Total securities available-for-sale	239,801	—	239,801	—

Total assets at fair value	$239,801	—	239,801	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018, respectively, by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2019:
Loans held for sale	$2,202	—	2,202	—
Loans, net(1)	99	—	—	99
Other assets (2)	1,299	—	—	1,299

Total assets at fair value	$3,600	—	2,202	1,398

December 31, 2018:
Loans held for sale	$383	—	383	—
Loans, net(1)	157	—	—	157
Other real estate owned	172	—	—	172
Other assets (2)	1,441	—	—	1,441

Total assets at fair value	$2,153	—	383	1,770

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses.
(2)	Represents other real estate owned and MSRs, net, both of which are carried at lower of cost or estimated fair value.

At December 31, 2019 and 2018 and for the years then ended, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2019, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Weighted Average of Input

December 31, 2019:

Nonrecurring:

Impaired loans	$99	Appraisal	Appraisal discounts (%)	10.0%

Mortgage servicing rights, net	1,299	Discounted cash flow	Prepayment speed or CPR (%)	11.6%
			Discount rate (%)	10.0%

December 31, 2018:
Nonrecurring:
Impaired loans	$157	Appraisal	Appraisal discounts (%)	10.0%
Other real estate owned	172	Appraisal	Appraisal discounts (%)	10.0%
Mortgage servicing rights, net	1,441	Discounted cash flow	Prepayment speed or CPR (%)	8.3%
			Discount rate (%)	10.0%

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

				Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value		Level 1 inputs	Level 2 inputs	Level 3 Inputs

December 31, 2019:
Financial Assets:
Loans, net (1)	$456,515	$453,705	$	—	$—	$453,705
Loans held for sale	2,202	2,251		—	2,251	—
Financial Liabilities:
Time Deposits	$167,199	$168,316	$	—	$168,316	$—

December 31, 2018:
Financial Assets:
Loans, net (1)	$472,118	$465,456	$	—	$—	$465,456
Loans held for sale	383	397		—	397	—
Financial Liabilities:
Time Deposits	$181,237	$181,168	$	—	$181,168	$—

(1) Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

NOTE 16: RELATED PARTY TRANSACTIONS

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

(Dollars in thousands)	Amount

Loans outstanding at December 31, 2018	$8,207
New loans/advances	1,559
Repayments	(6,617)

Loans outstanding at December 31, 2019	$3,149

During 2019 and 2018, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the bank. Total deposits for these persons at December 31, 2019 and 2018 amounted to $19.1 million and $19.8 million, respectively.

NOTE 17: REGULATORY RESTRICTIONS AND CAPITAL RATIOS

As required by the Economic Growth, Regulatory Relief, and Consumer Protection Act in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management believes the Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements at December 31, 2019.

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

As of December 31, 2019, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Bank’s regulators that changes the Bank’s regulatory capital status.

The actual capital amounts and ratios and the aforementioned minimums as of December 31, 2019 and 2018 are presented below.

			Minimum for capital		Minimum to be
	Actual		adequacy purposes		well capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2019:
Tier 1 Leverage Capital	$92,778	11.23%	$33,043	4.00%	$41,303	5.00%
Common Equity Tier 1 Capital	$92,778	17.28%	$24,162	4.50%	$34,901	6.50%
Tier 1 Risk-Based Capital	$92,778	17.28%	$32,216	6.00%	$42,955	8.00%
Total Risk-Based Capital	$97,291	18.12%	$42,955	8.00%	$53,693	10.00%

At December 31, 2018:
Tier 1 Leverage Capital	$91,719	11.33%	$32,368	4.00%	$40,461	5.00%
Common Equity Tier 1 Capital	$91,719	16.49%	$25,031	4.50%	$36,156	6.50%
Tier 1 Risk-Based Capital	$91,719	16.49%	$33,375	6.00%	$44,500	8.00%
Total Risk-Based Capital	$96,661	17.38%	$44,500	8.00%	$55,625	10.00%

Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its stockholders and for other needs. Applicable federal and state statutes and regulations impose restrictions on the amounts of dividends that may be declared by the subsidiary bank. State law and Federal Reserve policy restrict the Bank from declaring dividends in excess of the sum of the current year’s earnings plus the retained net earnings from the preceding two years without prior approval. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Bank’s total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2019, the Bank could have declared additional dividends of approximately $8.0 million without prior approval of regulatory authorities. As a result of this limitation, approximately $86.8 million of the Company’s investment in the Bank was restricted from transfer in the form of dividends.

NOTE 18: AUBURN NATIONAL BANCORPORATION (PARENT COMPANY)

The Parent Company’s condensed balance sheets and related condensed statements of earnings and cash flows are as follows:

CONDENSED BALANCE SHEETS

	December 31
(Dollars in thousands)	2019	2018

Assets:
Cash and due from banks	$4,119	1,941
Investment in bank subsidiary	94,837	87,956
Other assets	625	626

Total assets	$99,581	90,523

Liabilities:
Accrued expenses and other liabilities	$1,253	1,468

Total liabilities	1,253	1,468

Stockholders’ equity	98,328	89,055

Total liabilities and stockholders’ equity	$99,581	90,523

CONDENSED STATEMENTS OF EARNINGS

	Year ended December 31
(Dollars in thousands)	2019	2018

Income:
Dividends from bank subsidiary	$8,574	6,533
Noninterest income	346	149

Total income	8,920	6,682

Expense:
Interest expense	—	51
Noninterest expense	212	237

Total expense	212	288

Earnings before income tax expense (benefit) and equity in undistributed earnings of bank subsidiary	8,708	6,394
Income tax expense (benefit)	26	(28)

Earnings before equity in undistributed earnings of bank subsidiary	8,682	6,422
Equity in undistributed earnings of bank subsidiary	1,059	2,412

Net earnings	$9,741	8,834

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31
(Dollars in thousands)	2019	2018

Cash flows from operating activities:
Net earnings	$9,741	8,834
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net decrease in other assets	7	1,134
Net decrease in other liabilities	(215)	(70)
Equity in undistributed earnings of bank subsidiary	(1,059)	(2,412)

Net cash provided by operating activities	8,474	7,486

Cash flows from financing activities:
Repayments or retirement of long-term debt	—	(3,217)
Dividends paid	(3,575)	(3,498)
Stock repurchases	(2,721)	—

Net cash used in financing activities	(6,296)	(6,715)

Net change in cash and cash equivalents	2,178	771
Cash and cash equivalents at beginning of period	1,941	1,170

Cash and cash equivalents at end of period	$4,119	1,941

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Chief Executive Officer and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Elliott Davis, LLC, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Elliott Davis, LLC’s attestation report on the Company’s internal control over financial reporting appears on the following page and is incorporated by reference herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Auburn National Bancorporation, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Auburn National Bancorporation, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows of the Company for the years then ended, and the related notes to the consolidated financial statements and our report dated March 6, 2020 expressed an unqualified opinion.

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

March 6, 2020

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

The following consolidated financial statements and report of independent registered public accounting firm of the Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Earnings for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to the Consolidated Financial Statements

(b)	Exhibits

	3.1.	Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002 (File No. 000-26486)).

	3.2.	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007 (incorporated by reference from Registrant’s Form 10-K dated March 31, 2008 (File No. 000-26486)).

	4.1.	Description of the Registrant’s Securities

	10.1	Agreement, dated November 12, 2019, by and between Michael J. King and AuburnBank

	21.1	Subsidiaries of Registrant

	31.1	Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

	31.2	Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by Robert W. Dumas, Chairman, President and Chief Executive Officer *

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 by David A. Hedges, EVP, Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of Alabama, on March 6, 2020.

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

By:	/S/ ROBERT W. DUMAS
Robert W. Dumas Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT W. DUMAS Robert W. Dumas	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2020

/S/ DAVID A. HEDGES David A. Hedges	EVP, Chief Financial Officer (Principal Financial Officer)	March 6, 2020

/S/ C. WAYNE ALDERMAN C. Wayne Alderman	Director	March 6, 2020

/S/ TERRY W. ANDRUS Terry W. Andrus	Director	March 6, 2020

/S/ J. TUTT BARRETT J. Tutt Barrett	Director	March 6, 2020

/S/ LAURA COOPER Laura Cooper	Director	March 6, 2020

/S/ WILLIAM F. HAM, JR. William F. Ham, Jr.	Director	March 6, 2020

/S/ DAVID E. HOUSEL David E. Housel	Director	March 6, 2020

/S/ ANNE M. MAY Anne M. May	Director	March 6, 2020

/S/ EDWARD LEE SPENCER, III Edward Lee Spencer, III	Director	March 6, 2020

/S/ PATRICIA WADE Dr. Patricia Wade	Director	March 6, 2020