Form 10-Q
period 2020-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2020-05-08
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2020
Common Stock, $0.01 par value per share	3,566,146 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)	March 31, 2020	December 31, 2019

Assets:
Cash and due from banks	$13,002	$15,172
Federal funds sold	29,651	25,944
Interest-bearing bank deposits	52,053	51,327

Cash and cash equivalents	94,706	92,443

Securities available-for-sale	280,435	235,902
Loans held for sale	1,563	2,202
Loans, net of unearned income	443,868	460,901
Allowance for loan losses	(4,867)	(4,386)

Loans, net	439,001	456,515

Premises and equipment, net	14,518	14,743
Bank-owned life insurance	18,907	19,202
Other assets	7,345	6,872

Total assets	$856,475	$827,879

Liabilities:
Deposits:
Noninterest-bearing	$205,769	$196,218
Interest-bearing	541,016	527,934

Total deposits	746,785	724,152
Federal funds purchased and securities sold under agreements to repurchase	1,375	1,069
Accrued expenses and other liabilities	4,752	4,330

Total liabilities	752,912	729,551

Stockholders’ equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no issued shares	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,957,135 shares	39	39
Additional paid-in capital	3,784	3,784
Retained earnings	102,692	101,801
Accumulated other comprehensive income, net	6,403	2,059
Less treasury stock, at cost—390,989 shares at March 31, 2020 and December 31, 2019	(9,355)	(9,355)

Total stockholders’ equity	103,563	98,328

Total liabilities and stockholders’ equity	$856,475	$827,879

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2020	2019

Interest income:
Loans, including fees	$5,412	$5,727
Securities
Taxable	1,111	1,015
Tax-exempt	453	549
Federal funds sold and interest bearing bank deposits	279	352

Total interest income	7,255	7,643

Interest expense:
Deposits	1,041	1,021
Short-term borrowings	2	2

Total interest expense	1,043	1,023

Net interest income	6,212	6,620
Provision for loan losses	400	—

Net interest income after provision for loan losses	5,812	6,620

Noninterest income:
Service charges on deposit accounts	172	184
Mortgage lending	230	189
Bank-owned life insurance	398	110
Other	429	672
Securities gains, net	6	5

Total noninterest income	1,235	1,160

Noninterest expense:
Salaries and benefits	2,831	2,938
Net occupancy and equipment	597	384
Professional fees	258	228
Other	1,170	1,061

Total noninterest expense	4,856	4,611

Earnings before income taxes	2,191	3,169
Income tax expense	390	626

Net earnings	$1,801	$2,543

Net earnings per share:
Basic and diluted	$0.50	$0.70

Weighted average shares outstanding:
Basic and diluted	3,566,146	3,614,741

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

Net earnings	$1,801	$2,543

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	4,349	2,396
Reclassification adjustment for net gain on securities recognized in net earnings	(5)	(4)

Other comprehensive income	4,344	2,392

Comprehensive income	$6,145	$4,935

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in thousands, except share data)	Common Shares Outstanding	Common Stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total

Quarter ended March 31, 2020

Balance, December 31, 2019	3,566,146	$39	$3,784	$101,801	$2,059	$(9,355)	$98,328
Net earnings	—	—	—	1,801	—	—	1,801
Other comprehensive income	—	—	—	—	4,344	—	4,344
Cash dividends paid ($0.255 per share)	—	—	—	(910)	—	—	(910)

Balance, March 31, 2020	3,566,146	$39	$3,784	$102,692	$6,403	$(9,355)	$103,563

Quarter ended March 31, 2019

Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	2,543	—	—	2,543
Other comprehensive income	—	—	—	—	2,392	—	2,392
Cash dividends paid ($0.25 per share)	—	—	—	(898)	—	—	(898)
Stock repurchases	(62,518)	—	—	—	—	(2,147)	(2,147)
Sale of treasury stock	135	—	4	—	—	—	4

Balance, March 31, 2019	3,581,485	$39	$3,783	$97,280	$(1,371)	$(8,782)	$90,949

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
(In thousands)	2020	2019

Cash flows from operating activities:
Net earnings	$1,801	$2,543
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	400	—
Depreciation and amortization	458	212
Premium amortization and discount accretion, net	446	423
Net gain on securities available-for-sale	(6)	(5)
Net gain on sale of loans held for sale	(163)	(86)
Loans originated for sale	(9,844)	(5,045)
Proceeds from sale of loans	10,596	4,159
Increase in cash surrender value of bank-owned life insurance	(117)	(110)
Income recognized from death benefit on bank-owned life insurance	(282)	—
Net (increase) decrease in other assets	(444)	181
Net (decrease) increase in accrued expenses and other liabilities	(1,035)	276

Net cash provided by operating activities	1,810	2,548

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	9,575	10,264
Purchase of securities available-for-sale	(48,747)	(8,974)
Decrease in loans, net	17,015	4,276
Net purchases of premises and equipment	(104)	(1,446)
Proceeds from bank-owned life insurance death benefit	694	—
(Increase) decrease in FHLB stock	(9)	32

Net cash (used in) provided by investing activities	(21,576)	4,152

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	9,551	10,607
Net increase in interest-bearing deposits	13,082	4,831
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	306	(667)
Stock repurchases	—	(2,147)
Dividends paid	(910)	(898)

Net cash provided by financing activities	22,029	11,726

Net change in cash and cash equivalents	2,263	18,426
Cash and cash equivalents at beginning of period	92,443	65,076

Cash and cash equivalents at end of period	$94,706	$83,502

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,089	$1,033
Income taxes	—	—

Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	—	891
Initial recognition of operating lease liabilities	—	889
Real estate acquired through foreclosure	99	—

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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Revenue Recognition

On January 1, 2018, the Company implemented Accounting Standards Update (“ASU” or “updates”) 2014-09, Revenue from Contracts with Customers, codified at Accounting Standards Codification (“ASC”) 606. The Company adopted ASC 606 using the modified retrospective transition method. The majority of the Company’s revenue stream is generated from interest income on loans and deposits which are outside the scope of ASC 606.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2020. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first quarter of 2020, the Company adopted new guidance related to the following ASUs:

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

The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2019, and all interim periods within those fiscal years. Early adoption was permitted upon issuance of the ASU. Entities are permitted to early adopt amendments that remove or modify disclosures and delay the adoption of the additional disclosures until their effective date. The Company adopted this ASU on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption was permitted. The Company adopted this ASU on January 1, 2020. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the quarters ended March 31, 2020 and 2019, respectively. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At March 31, 2020 and 2019, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.

	Quarter ended March 31,
(Dollars in thousands, except share and per share data)	2020	2019

Basic and diluted:
Net earnings	$1,801	$2,543
Weighted average common shares outstanding	3,566,146	3,614,741

Net earnings per share	$0.50	$0.70

NOTE 3: SECURITIES

At March 31, 2020 and December 31, 2019, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at March 31, 2020 and December 31, 2019, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost

March 31, 2020
Agency obligations (a)	$5,038	28,016	29,406	5,218	67,678	2,426	111	$65,363
Agency RMBS (a)	—	1,047	8,872	135,452	145,371	3,863	—	141,508
State and political subdivisions	97	1,167	6,497	59,625	67,386	2,432	60	65,014

Total available-for-sale	$5,135	30,230	44,775	200,295	280,435	8,721	171	$271,885

December 31, 2019
Agency obligations (a)	$4,993	27,245	18,470	—	50,708	215	98	$50,591
Agency RMBS (a)	—	560	4,510	118,207	123,277	798	261	122,740
State and political subdivisions	—	1,355	6,166	54,396	61,917	2,104	9	59,822

Total available-for-sale	$4,993	29,160	29,146	172,603	235,902	3,117	368	$233,153

(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $154.3 million and $147.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at March 31, 2020 and December 31, 2019, respectively. Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March 31, 2020 and December 31, 2019, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2020:
Agency obligations	$5,218	111	—	—	$5,218	111
State and political subdivisions	5,197	60	—	—	5,197	60

Total	$10,415	171	—	—	$10,415	171

December 31, 2019:
Agency obligations	$24,734	97	4,993	1	$29,727	98
Agency RMBS	40,126	98	21,477	163	61,603	261
State and political subdivisions	2,741	9	—	—	2,741	9

Total	$67,601	204	26,470	164	$94,071	368

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31, 2020 and December 31, 2019, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the quarter ended March 31, 2020 and 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

Gross realized gains	$6	$5

Realized gains, net	$6	$5

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

(In thousands)	March 31, 2020	December 31, 2019

Commercial and industrial	$56,447	$56,782
Construction and land development	32,302	32,841
Commercial real estate:
Owner occupied	48,705	48,860
Hotel/motel	43,249	43,719
Multi-family	33,190	44,839
Other	130,955	132,900

Total commercial real estate	256,099	270,318
Residential real estate:
Consumer mortgage	45,548	48,923
Investment property	45,462	43,652

Total residential real estate	91,010	92,575
Consumer installment	8,424	8,866

Total loans	444,282	461,382
Less: unearned income	(414)	(481)

Loans, net of unearned income	$443,868	$460,901

Loans secured by real estate were approximately 85.4% of the Company’s total loan portfolio at March 31, 2020. At March 31, 2020, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

•

Hotel/motel – includes loans for hotels and motels. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

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

•

Other – primarily includes loans to finance income-producing commercial properties that are not owner occupied. Loans in this class include loans for neighborhood retail centers, medical and professional offices, single retail stores, industrial buildings, and warehouses leased to local businesses. Generally, the primary source of repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March 31, 2020 and December 31, 2019.

(In thousands)	Current	Accruing 30-89 Days Past Due	Accruing Greater than 90 days	Total Accruing Loans	Non- Accrual	Total Loans

March 31, 2020:
Commercial and industrial	$56,443	4	—	56,447	—	$56,447
Construction and land development	32,294	8	—	32,302	—	32,302
Commercial real estate:
Owner occupied	48,705	—	—	48,705	—	48,705
Hotel/motel	43,249	—	—	43,249	—	43,249
Multi-family	33,190	—	—	33,190	—	33,190
Other	130,955	—	—	130,955	—	130,955

Total commercial real estate	256,099	—	—	256,099	—	256,099
Residential real estate:
Consumer mortgage	44,514	922	—	45,436	112	45,548
Investment property	45,462	—	—	45,462	—	45,462

Total residential real estate	89,976	922	—	90,898	112	91,010
Consumer installment	8,401	19	—	8,420	4	8,424

Total	$443,213	953	—	444,166	116	$444,282

December 31, 2019:
Commercial and industrial	$56,758	24	—	56,782	—	$56,782
Construction and land development	32,385	456	—	32,841	—	32,841
Commercial real estate:
Owner occupied	48,860	—	—	48,860	—	48,860
Hotel/motel	43,719	—	—	43,719	—	43,719
Multi-family	44,839	—	—	44,839	—	44,839
Other	132,900	—	—	132,900	—	132,900

Total commercial real estate	270,318	—	—	270,318	—	270,318
Residential real estate:
Consumer mortgage	47,151	1,585	—	48,736	187	48,923
Investment property	43,629	23	—	43,652	—	43,652

Total residential real estate	90,780	1,608	—	92,388	187	92,575
Consumer installment	8,802	64	—	8,866	—	8,866

Total	$459,043	2,152	—	461,195	187	$461,382

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2020, the Company increased its look-back period to 44 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first quarter of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the novel strain of coronavirus (“COVID-19”) and resulting higher unemployment in our primary market area. If the Company had not adjusted these qualitative and economic factors, the calculated allowance for loan losses would have decreased by approximately $400 thousand at March 31, 2020.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	March 31, 2020
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$577	569	2,289	813	138	$4,386
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	53	—	—	31	2	86

Net recoveries (charge-offs)	53	—	—	31	(3)	81
Provision for loan losses	45	13	307	33	2	400

Ending balance	$675	582	2,596	877	137	$4,867

	March 31, 2019
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total

Quarter ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	—	—	—	—	(15)	(15)
Recoveries	18	—	—	14	1	33

Net recoveries (charge-offs)	18	—	—	14	(14)	18
Provision for loan losses	(110)	73	33	(30)	34	—

Ending balance	$686	773	2,251	930	168	$4,808

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of March 31, 2020 and 2019.

	Collectively evaluated (1)		Individually evaluated (2)		Total
(In thousands)	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans	Allowance for loan losses	Recorded investment in loans

March 31, 2020:
Commercial and industrial	$675	56,447	—	—	675	56,447
Construction and land development	582	32,302	—	—	582	32,302
Commercial real estate	2,596	256,099	—	—	2,596	256,099
Residential real estate	877	91,010	—	—	877	91,010
Consumer installment	137	8,424	—	—	137	8,424

Total	$4,867	444,282	—	—	4,867	444,282

March 31, 2019:
Commercial and industrial	$686	50,898	—	—	686	50,898
Construction and land development	773	44,931	—	—	773	44,931
Commercial real estate	2,251	265,149	—	—	2,251	265,149
Residential real estate	930	103,631	—	—	930	103,631
Consumer installment	168	8,564	—	—	168	8,564

Total	$4,808	473,173	—	—	4,808	473,173

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

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

•	Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans

March 31, 2020:
Commercial and industrial	$53,875	2,326	246	—	$56,447
Construction and land development	31,392	—	910	—	32,302
Commercial real estate:
Owner occupied	47,646	910	149	—	48,705
Hotel/motel	43,249	—	—	—	43,249
Multi-family	33,190	—	—	—	33,190
Other	130,088	846	21	—	130,955

Total commercial real estate	254,173	1,756	170	—	256,099
Residential real estate:
Consumer mortgage	41,666	1,223	2,547	112	45,548
Investment property	44,582	514	366	—	45,462

Total residential real estate	86,248	1,737	2,913	112	91,010
Consumer installment	8,299	58	63	4	8,424

Total	$433,987	5,877	4,302	116	$444,282

December 31, 2019:
Commercial and industrial	$54,340	2,176	266	—	$56,782
Construction and land development	31,798	—	1,043	—	32,841
Commercial real estate:
Owner occupied	47,865	917	78	—	48,860
Hotel/motel	43,719	—	—	—	43,719
Multi-family	44,839	—	—	—	44,839
Other	132,030	849	21	—	132,900

Total commercial real estate	268,453	1,766	99	—	270,318
Residential real estate:
Consumer mortgage	45,247	962	2,527	187	48,923
Investment property	42,331	949	372	—	43,652

Total residential real estate	87,578	1,911	2,899	187	92,575
Consumer installment	8,742	60	64	—	8,866

Total	$450,911	5,913	4,371	187	$461,382

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

The Company had no impaired loans at March 31, 2020. The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at December 31, 2019.

	December 31, 2019
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance

With no allowance recorded:
Commercial and industrial	$335	(236)	99

Total impaired loans	$335	(236)	99	$—

(1)	Unpaid principal balance represents the contractual obligation due from the customer.
(2)

Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.

(3)	Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

The following table provides the average recorded investment in impaired loans, if any, by portfolio segment, and the amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the respective periods.

	Quarter ended March 31, 2020		Quarter ended March 31, 2019

(In thousands)	Average recorded investment	Total interest income recognized	Average recorded investment	Total interest income recognized

Impaired loans:
Commercial real estate:
Owner occupied	$—	$—	$78	$9

Total commercial real estate	$—	$—	$78	$9

Total	$—	$—	$78	$9

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under ASC 340-10 TDR classifications for a limited period of time to account for the effects of COVID-19. On April 7, 2020, the Federal Reserve and the other banking agencies and regulators issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (the “Interagency Statement on COVID-19 Loan Modifications”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications. If a loan modification is eligible, a bank may elect to account for the loan under section 4013 of the CARES Act. If a loan modification is not eligible under section 4013, or if the bank elects not to account for the loan modification under section 4013, the Revised Statement includes criteria when a bank may presume a loan modification is not a TDR in accordance with ASC 310-40.

The Company evaluates loan extensions or modifications not qualified under Section 4013 of the CARES Act or under the Interagency Statement on COVID-19 Loan Modifications in accordance with FASB ASC 340-10 with respect to the classification of the loan as a TDR. In the normal course of business, management may grant concessions to borrowers that are experiencing financial difficulty. A concession may include, but is not limited to, delays in required payments of principal and interest for a specified period, reduction of the stated interest rate of the loan, reduction of accrued interest, extension of the maturity date, or reduction of the face amount or maturity amount of the debt. A concession has been granted when, as a result of the restructuring, the Bank does not expect to collect, when due, all amounts owed, including interest at the original stated rate. A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with similar risk characteristics as the restructured debt. In making the determination of whether a loan modification is a TDR, the Company considers the individual facts and circumstances surrounding each modification. As part of the credit approval process, the restructured loans are evaluated for adequate collateral protection in determining the appropriate accrual status at the time of restructure.

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

The Company had no TDRs as of March 31, 2020 and December 31, 2019. There were no loans modified in a TDR during the quarters ended March 31, 2020 and 2019. For the same periods, the Company had no loans modified in a TDR within the previous 12 months for which there was a payment default.

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

The Company has recorded MSRs related to loans sold to Fannie Mae. The Company generally sells conforming, fixed-rate, closed-end, residential mortgages to Fannie Mae. MSRs are included in other assets on the accompanying consolidated balance sheets.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2020 and 2019 are presented below.

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

MSRs, net:
Beginning balance	$1,299	$1,441
Additions, net	49	41
Amortization expense	(99)	(72)

Ending balance	$1,249	$1,410

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—
End of period	—	—

Fair value of amortized MSRs:
Beginning of period	$2,111	$2,697
End of period	1,917	2,591

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2020, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

(Dollars in thousands)	Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020:
Securities available-for-sale:
Agency obligations	$67,678	—	67,678	—
Agency RMBS	145,371	—	145,371	—
State and political subdivisions	67,386	—	67,386	—

Total securities available-for-sale	280,435	—	280,435	—

Total assets at fair value	$280,435	—	280,435	—

December 31, 2019:
Securities available-for-sale:
Agency obligations	$50,708	—	50,708	—
Agency RMBS	123,277	—	123,277	—
State and political subdivisions	61,917	—	61,917	—

Total securities available-for-sale	235,902	—	235,902	—

Total assets at fair value	$235,902	—	235,902	—

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

Other real estate owned

Other real estate owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, are initially recorded at the lower of the loan’s carrying amount or the fair value of collateral less costs to sell upon transfer of the loans to other real estate. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

(Dollars in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020:
Loans held for sale	$1,563	—	1,563	—
Other assets (2)	1,348	—	—	1,348

Total assets at fair value	$2,911	—	1,563	1,348

December 31, 2019:
Loans held for sale	$2,202	—	2,202	—
Loans, net(1)	99	—	—	99
Other assets (2)	1,299	—	—	1,299

Total assets at fair value	$3,600	—	2,202	1,398

(1)	Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses
(2)	Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At March 31, 2020, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

(Dollars in thousands)	Carrying Amount	Valuation Technique	Significant Unobservable Input	Range	Weighted Average of Input
March 31, 2020:
Other real estate owned	$99	Appraisal	Appraisal discount	10.0 -10.0%	10.0%
Mortgage servicing rights, net	1,249	Discounted cash flow	Prepayment Speed or CPR	13.0 -17.4%	14.7%
			Discount rate	10.0 -12.0%	10.0%

December 31, 2019:
Impaired loans	$99	Appraisal	Appraisal discounts		10.0%
Mortgage servicing rights, net	1,299	Discounted cash flow	Prepayment Speed or CPR		11.6%
			Discount rate		10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
(Dollars in thousands)	Carrying amount	Estimated fair value	Level 1 inputs	Level 2 inputs	Level 3 Inputs

March 31, 2020:
Financial Assets:
Loans, net (1)	$439,001	$433,758	$—	$—	$433,758
Loans held for sale	1,563	1,614	—	1,614	—
Financial Liabilities:
Time Deposits	$166,974	$168,375	$—	$168,375	$—

December 31, 2019:
Financial Assets:
Loans, net (1)	$456,515	$453,705	$—	$—	$453,705
Loans held for sale	2,202	2,251	—	2,251	—
Financial Liabilities:
Time Deposits	$167,199	$168,316	$—	$168,316	$—

(1)	Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters ended March 31, 2020 and 2019, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

•

the significant disruptive effects of the COVID-19 pandemic, and local, state, national and international economic activity, including decreases in gross domestic product (“GDP”) and increases in unemployment;

•

governmental monetary and fiscal policies, generally, and reductions of market interest rates, injections of liquidity by the Federal Reserve federal lending and market support programs and facilities, government spending and aid to businesses and consumers as a result of the COVID-19 pandemic, and its effects and public health and economic activity;

•	the effects of public health, economic activity and measures taken to restore public health in light of the COVID-19 pandemic;

•

legislative and regulatory changes, including the CARES Act, changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance, including temporary other changes to address the effects of the COVID-19 pandemic and stabilize and stimulate the economy;

•	changes in accounting policies, rules, and practices;

•

the risks of changes in interest rates on the levels, composition, and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable;

•	changes in borrower credit risks and payment behaviors, especially in light of the economic effects of COVID-19;

•	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

•	changes in the prices, values, and sales volumes of residential and commercial real estate;

•

the effects of competition from a wide variety of local, regional, national, and other providers of financial, investment, and insurance services, including the disruptive effects of financial technology and other competitors who are not subject to the same regulations as the Company and the Bank;

•

the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effect of the implementation of the current expected credit losses model to financial instruments, and the significant changes in economic conditions, unemployment and GDP resulting from the COVID-19 pandemic, and local, state and national health orders regarding shelter in place that result in workplace shutdowns, supply chain failures and economic and personal disruption;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•	changes in our technology or products that may be more difficult, costly, or less effective than anticipated;

•	our business continuity planning, and changes in the ways we communicate with, and provide services to our customers, implemented during the COVID-19 pandemic;

•	the effects of war, or other conflicts, acts of terrorism, pandemics or other catastrophic events that may affect general economic conditions;

•	cyber attacks and data breaches that may compromise our systems or customers’ information, including increased fraud during the COVID-19 pandemic;

•

the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations, including price and market volatility and liquidity issues resulting from the COVID-19 pandemic;

•

the risk that our deferred tax assets, if any, could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss carry-forwards, if any, that we may be able to utilize for income tax purposes; and

•

other factors and information in this report and other filings that we make with the SEC under the Exchange Act, including our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent quarterly and current reports. See Part II, Item 1A. “RISK FACTORS”.

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

Summary of Results of Operations

	Quarter ended March 31,
(Dollars in thousands, except per share data)	2020	2019

Net interest income (a)	$6,332	$6,766
Less: tax-equivalent adjustment	120	146

Net interest income (GAAP)	6,212	6,620
Noninterest income	1,235	1,160

Total revenue	7,447	7,780
Provision for loan losses	400	—
Noninterest expense	4,856	4,611
Income tax expense	390	626

Net earnings	$1,801	$2,543

Basic and diluted earnings per share	$0.50	$0.70

(a)	Tax-equivalent. See “Table 1—Explanation of Non-GAAP Financial Measures.”

Financial Summary

The Company’s net earnings were $1.8 million for the first quarter of 2020, compared to $2.5 million for the first quarter of 2019. Basic and diluted earnings per share were $0.50 per share for the first quarter of 2020, compared to $0.70 per share for the first quarter of 2019.

Net interest income (tax-equivalent) was $6.3 million for the first quarter of 2020, a 6% decrease compared to $6.8 million for the first quarter of 2019. This decrease was primarily due to loan payoffs and recent declines in market interest rates. Average loans were down 5% to $451.2 million in the first quarter of 2020, compared to $477.3 million in the first quarter of 2019. The Company’s net interest margin (tax-equivalent) decreased to 3.23% in the first quarter of 2020, compared to 3.54% for the first quarter of 2019 as yields on earning assets declined.

At March 31, 2020, the Company’s allowance for loan losses was $4.9 million, or 1.10% of total loans, compared to $4.4 million, or 0.95% of total loans, at December 31, 2019 and $4.8 million, or 1.02% of total loans, at March 31, 2019. The provision for loan losses was $0.4 million for the first quarter of 2020, compared to no provision for loan losses during the first quarter of 2019. The increase in the provision for loan losses was related to changes in economic conditions driven by the impact of COVID-19 and resulting higher unemployment in our primary market area. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $1.2 million for the first quarter of 2020 and 2019, respectively. For the first quarter of 2020, noninterest income included $0.3 million in non-taxable death benefits from bank-owned life insurance and a $0.3 million pre-tax gain from an insurance recovery in the first quarter of 2019.

Noninterest expense was $4.9 million for the first quarter of 2020 compared to $4.6 million for the first quarter of 2019. The increase was primarily due to $0.2 million of various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn, including revised depreciation estimates and temporary relocation costs. The Company expects it will incur additional expense in 2020 related to this redevelopment project.

Income tax expense was $0.4 million and $0.6 million for the first quarter of 2020 and 2019, respectively, reflecting an effective tax rate of 17.80% and 19.75%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

The Company paid cash dividends of $0.255 per share in the first quarter of 2020, an increase of 2% from the same period of 2019. At March 31, 2020, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 18.72%, a tier 1 leverage ratio of 11.17% and a common equity tier 1 (“CET1”) ratio of 17.77% at March 31, 2020.

COVID-19 Impact Assessment

In December 2019, COVID-19 was first reported in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the state of Alabama, and of most other states, have taken preventative or protective actions to prevent the spread of the virus, including imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and causing temporary closures of businesses that have been deemed to be non-essential. Auburn University, a major source of economic activity in Lee County, went to remote instruction on March 16, 2020, which will continue for the summer session.

COVID-19 has significantly affected local state, national and global health and economic activity and its future effects are uncertain and will depend on various factors, including, among others, the duration and scope of the pandemic, the development of COVID-19 testing and contact tracing, effective drug treatments and vaccines, together with governmental, regulatory and private sector responses. COVID-19 has had significant effects on the economy, financial markets and our employees, customers and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to make deposits and repay their loans, the value of collateral underlying our secured loans, market value, stability and liquidity and demand for loans and other products and services we offer, all of which are affected by the pandemic.

We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders

•

We believe our business continuity plan has worked to provide essential banking services to our communities and customers, while protecting our employees’ health. As part of our efforts to exercise social distancing in accordance with the guidelines of the Centers for Disease Control, starting March 23, we limited branch lobby service to appointment only while continuing to operate our branch drive-thru facilities and automated teller machines (“ATMs”). We continue to provide services through our online and other electronic channels. In addition, we established remote work access to help employees stay at home where job duties permit.

•

We have changed our Annual Shareholders’ Meeting from a physical meeting to a virtual meeting. The date and time are unchanged, but shareholders that wish to participate may access web portals and live streams of the Annual Shareholders’ Meeting;

•

We are focused on servicing the financial needs of our commercial and consumer clients with extensions and deferrals to loan customers effected by COVID-19, provided such customers were not more than 30 days past due at the time of the request; and

•

We have chosen to participate in the CARES Act Paycheck Protection Program that will provide government guaranteed and forgivable loans to our customers. Through April 30, 2020, we had 389 applications approved by the SBA totaling over $35 million in loans for our customers, which will help support close to 5,500 employees in our markets. We believe these loans and our participation in the program is good for our customers and the communities we serve. We are evaluating the Federal Reserve’s Main Street Lending Program, which has been announced, but has not started.

We continue to closely monitor this pandemic, and are working to continue our services during the pandemic and to address developments as those occur. Our results of operations for the quarter ended March 31, 2020, and our financial condition at that date reflect only the initial effects of the pandemic, and may not be indicative of future results or financial conditions.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At March 31, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended March 31, 2020, the Company increased its look-back period to 44 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first quarter of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of COVID-19 and resulting higher unemployment in our primary market area. If the Company had not adjusted these qualitative and economic factors, the calculated allowance for loan losses would have decreased by approximately $400 thousand at March 31, 2020.

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

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2020. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

Under the CARES Act, net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss. Since the enactment of the Tax Cuts and Jobs Act, net operating losses generally could not be carried back but could be carried forward indefinitely. Further, the Tax Cuts and Jobs Act limited net operating loss absorption to 80% of taxable income. The CARES Act temporarily removes the 80% limitation, reinstating it for tax years beginning after 2020.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Quarter ended March 31,
	2020		2019
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate

Loans and loans held for sale	$452,155	4.81%	$478,059	4.86%
Securities - taxable	196,422	2.27%	171,543	2.40%
Securities - tax-exempt	60,895	3.78%	68,481	4.12%

Total securities	257,317	2.63%	240,024	2.89%
Federal funds sold	29,758	1.26%	21,404	2.37%
Interest bearing bank deposits	49,378	1.52%	36,676	2.51%

Total interest-earning assets	788,608	3.76%	776,163	4.07%

Deposits:
NOW	149,344	0.51%	132,358	0.54%
Savings and money market	220,909	0.46%	220,311	0.41%
Time Deposits	167,447	1.44%	177,186	1.43%

Total interest-bearing deposits	537,700	0.78%	529,855	0.78%
Short-term borrowings	1,361	0.50%	1,974	0.49%

Total interest-bearing liabilities	539,061	0.78%	531,829	0.78%

Net interest income and margin (tax-equivalent)	$6,332	3.23%	$6,766	3.54%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.3 million for the first quarter of 2020 compared to $6.8 million for the first quarter of 2019. This decrease was due to a decline in the Company’s net interest margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 31 basis points to 3.76% in the first quarter of 2020 compared to the first quarter of 2019. The decline in our earning asset yields was primarily driven by loan payoffs and decreases in market interest rates.

The cost of total interest-bearing liabilities was 0.78% for the first quarter of 2020 and 2019.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate fluctuations. The Company’s net interest margin could continue to experience pressure due to reduced earning asset yields and increased competition for quality loan opportunities. Management anticipates the Company’s net interest income and margin will likely continue to decrease in 2020 compared to 2019 as the Company’s ability to lower its deposit costs will likely continue to lag the current decrease in earning asset yields.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provision for loan losses was $0.4 million for the first quarter of 2020, compared to no provision for loan losses for the first quarter of 2019. The increase in the provision for loan losses was related to changes in economic conditions driven by the impact of COVID-19 and resulting higher unemployment in our primary market area. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.10% at March 31, 2020, compared to 0.95% at December 31, 2019. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

Service charges on deposit accounts	$172	$184
Mortgage lending income	230	189
Bank-owned life insurance	398	110
Securities gains, net	6	5
Other	429	672

Total noninterest income	$1,235	$1,160

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

Origination income, net	$163	$86
Servicing fees, net	67	103

Total mortgage lending income	$230	$189

The increase in mortgage lending income was primarily due to an increase in the level of refinance activity. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans.

Income from bank-owned life insurance increased primarily due to $0.3 million in non-taxable death benefits received in the first quarter of 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e. increases or decreases in the cash surrender value of the policies) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

The decrease in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019.

Noninterest Expense

	Quarter ended March 31,
(Dollars in thousands)	2020	2019

Salaries and benefits	$2,831	$2,938
Net occupancy and equipment	597	384
Professional fees	258	228
Other	1,170	1,061

Total noninterest expense	$4,856	$4,611

The decrease in salaries and benefits expense was primarily due to lower incentive accruals.

The increase in net occupancy and equipment expense was primarily due to $0.2 million of various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn. This amount includes revised depreciation estimates and other temporary relocation costs.

Income Tax Expense

Income tax expense was $0.4 million and $0.6 million for the first quarter of 2020 and 2019 reflecting an effective tax rate of 17.80% and 19.75%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $280.4 million at March 31, 2020 compared to $235.9 million at December 31, 2019. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $38.7 million, and an increase of $5.8 million in the fair value of securities available-for-sale. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management allocating more funding to the investment portfolio as the loan portfolio declined. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.63% in 2020 and 2.89% in 2019.

Loans

	2020	2019
	First	Fourth	Third	Second	First
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$56,447	56,782	52,288	54,307	50,898
Construction and land development	32,302	32,841	41,599	45,395	44,931
Commercial real estate	256,099	270,318	267,346	268,500	265,149
Residential real estate	91,010	92,575	95,215	99,292	103,631
Consumer installment	8,424	8,866	9,148	9,091	8,564

Total loans	444,282	461,382	465,596	476,585	473,173
Less: unearned income	(414)	(481)	(488)	(524)	(523)

Loans, net of unearned income	$443,868	460,901	465,108	476,061	472,650

Total loans, net of unearned income, were $443.9 million at March 31, 2020, a decrease of $17.0 million, or 4%, from $460.9 million at December 31, 2019. The decrease was primarily due to pay-downs in commercial real estate loans of $14.2 million and residential real estate of $1.6 million. Four loan categories represented the majority of the loan portfolio at March 31, 2020: commercial real estate (58%), residential real estate (21%), construction and land development (7%) and commercial and industrial (13%). Approximately 19% of the Company’s commercial real estate loans were classified as owner-occupied at March 31, 2020.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $11.2 million, or 2% of total loans, at March 31, 2020, compared to $10.8 million, or 3% of total loans, at December 31, 2019. For residential real estate mortgage loans with a consumer purpose, $0.3 million required interest-only payments at March 31, 2020, compared to $0.8 million at December 31, 2019. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.81% in the first quarter of 2020 and 4.86% in the first quarter of 2019.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of current economic conditions, including the COVID-19 pandemic’s effects, on our borrowers’ cash flows, real estate market sales volumes, valuations, availability and cost of financing properties, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.7 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.7 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At March 31, 2020, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at March 31, 2020 (and related balances at December 31, 2019).

	March 31,	December 31,
(In thousands)	2020	2019

Lessors of 1 to 4 family residential properties	$45,462	$43,652
Hotel/motel	43,249	43,719
Shopping centers	34,037	30,407
Multi-family residential properties	33,190	44,839
Office buildings	25,552	29,548

Supplemental COVID-19 Industry Exposure

We have identified certain commercial sectors with enhanced risk resulting from the impact of COVID-19. See table below for a summary of loans outstanding for these sectors at March 31, 2020.

	Portfolio Segment
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Total	% of Total Loans

March 31, 2020:
Hotel/motel	$755	7,293	43,249	$51,297	12%
Shopping centers	25	—	34,037	34,062	8
Retail, excluding shopping centers	435	826	18,413	19,674	4
Restaurants	566	—	14,089	14,655	3

Total	$1,781	8,119	109,788	$119,688	27%

In light of recent disruptions in economic conditions caused by the coronavirus disease, the financial regulators have issued statements encouraging banks to work constructively, in accordance with safe and sound banking practices, with borrowers affected by the virus in our community. Upon demonstrating the need for payment relief, the bank will work with qualified borrowers to determine the most appropriate deferral option. For residential mortgage and consumer loans the borrower may elect to defer payments for up to three months. Interest continues to accrue and the amount due at maturity increases. Commercial real estate, commercial, and small business borrowers may elect to defer payments for up to three months or pay scheduled interest payments for a six-month period. The bank recognizes that a combination of the payment relief options may be prudent dependent on a borrower’s business type. Through April 30, 2020 we have granted loan payment deferrals or payments of interest only on loans totaling $43.3 million, or 10% of total loans. Based on current requests, we expect the number of modifications or deferrals to continue to increase in the second quarter of 2020. The table below provides information concerning the composition of these COVID-19 modifications through April 30, 2020.

COVID-19 Modifications through April 30, 2020

(In thousands)	Balance	% of Portfolio Modified

Commercial and industrial	$939	2%
Construction and land development	58	—
Commercial real estate	37,639	15
Residential real estate	4,557	5
Consumer installment	118	1

Total	$43,311	10%

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP). In addition, the Interagency Statement on COVID-19 Loan Modifications provides more limited circumstances in which a loan modification is not subject to classification as a Troubled Debt Restructuring.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $4.9 million at March 31, 2020 compared to $4.4 million at December 31, 2019, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2020 and the previous four quarters is presented below.

	2020	2019
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Balance at beginning of period	$4,386	4,807	4,851	4,808	4,790
Charge-offs:
Commercial and industrial	—	(236)	(128)	—	—
Residential real estate	—	(5)	(1)	—	—
Consumer installment	(5)	(20)	(2)	(1)	(15)

Total charge-offs	(5)	(261)	(131)	(1)	(15)
Recoveries	86	90	87	44	33

Net recoveries (charge-offs)	81	(171)	(44)	43	18
Provision for loan losses	400	(250)	—	—	—

Ending balance	$4,867	4,386	4,807	4,851	4,808

as a % of loans	1.10%	0.95	1.03	1.02	1.02
as a % of nonperforming loans	4,196%	2,345	2,763	3,703	2,845
Net (recoveries) charge-offs as % of average loans (a)	(0.07)%	0.15	0.04	(0.04)	(0.02)

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.10% at March 31, 2020, compared to 0.95% at December 31, 2019. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment, including COVID-19 effects, in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Our allowance for loan losses is expected to increase as the cumulative effects of the COVID0-19 pandemic affect our customers for a longer period and are more fully realized as a result.

Nonperforming Assets

The Company had $0.2 million in nonperforming assets at March 31, 2020 and December 31, 2019, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first quarter of 2020 and the previous four quarters.

	2020	2019
	First	Fourth	Third	Second	First

(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonperforming assets:
Nonaccrual loans	$116	187	174	131	169
Other real estate owned	99	—	—	303	172

Total nonperforming assets	$215	187	174	434	341

as a % of loans and other real estate owned	0.05%	0.04	0.04	0.09	0.07
as a % of total assets	0.03%	0.02	0.02	0.05	0.04
Nonperforming loans as a % of total loans	0.03%	0.04	0.04	0.03	0.04

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2020 and the previous four quarters.

	2020	2019
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Nonaccrual loans:
Residential real estate	112	187	174	131	169
Consumer installment	4	—	—	—	—

Total nonaccrual loans	$116	187	174	131	169

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At March 31, 2020, the Company had $0.1 million in loans on nonaccrual status compared to $0.2 million at December 31, 2019.

At March 31, 2020 and December 31, 2019, respectively, there were no loans 90 days or more past due and still accruing.

The table below provides information concerning the composition of OREO for the first quarter of 2020 and the previous four quarters.

	2020	2019
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Other real estate owned:
Residential	$99	—	—	303	172

Total other real estate owned	$99	—	—	303	172

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $4.3 million, or 1.0% of total loans at March 31, 2020, and $4.4 million, or 0.9% of total loans at December 31, 2019.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2020 and the previous four quarters.

	2020	2019
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Potential problem loans:
Commercial and industrial	$246	266	500	590	570
Construction and land development	910	1,043	660	681	719
Commercial real estate	170	99	102	105	338
Residential real estate	2,913	2,899	3,460	3,621	3,724
Consumer installment	63	64	45	51	130

Total potential problem loans	$4,302	4,371	4,767	5,048	5,481

At March 31, 2020, approximately $0.4 million, or 8% of total potential problem loans were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the first quarter of 2020 and the previous four quarters.

	2020	2019
	First	Fourth	Third	Second	First

(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Performing loans past due 30 to 89 days:
Commercial and industrial	$4	24	53	109	428
Construction and land development	8	456	449	351	152
Residential real estate	922	1,608	94	214	339
Consumer installment	19	64	21	8	8

Total	$953	2,152	617	682	927

Deposits

Total deposits were $746.8 million at March 31, 2020, compared to $724.2 million at December 31, 2019. Noninterest-bearing deposits were $205.8 million, or 27.6% of total deposits, at March 31, 2020, compared to $196.2 million, or 27.1% of total deposits at December 31, 2019.

The average rate paid on total interest-bearing deposits was 0.78% in the first quarter of 2020 and 2019, respectively.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at March 31, 2020, and at December 31, 2019, respectively. Securities sold under agreements to repurchase totaled $1.4 million at March 31, 2020, compared to $1.1 million at December 31, 2019.

The average rate paid on short-term borrowings was 0.50% in the first quarter of 2020 compared to 0.49% in the first quarter of 2019.

The Company had no long-term debt at March 31, 2020 and December 31, 2019.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $103.6 million and $98.3 million as of March 31, 2020 and December 31, 2019, respectively. The increase from December 31, 2019 was primarily driven by net earnings of $1.8 million and other comprehensive income due to the change in unrealized gains on securities available-for-sale, net of tax of $4.3 million, partially offset by cash dividends paid of $0.9 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The new rules included the implementation of a new capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At March 31, 2020, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

Effective March 20, 2020, the Federal Reserve and the other federal banking regulators adopted an interim final rule that amended the capital conservation buffer. The new rule revises the definition of “eligible retained income” for purposes of the maximum payout ratio to allow banking organizations to more freely use their capital buffers to promote lending and other financial intermediation activities, by making the limitations on capital distributions more gradual. The eligible retained income is now the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of all net income over the preceding four quarters. The interim final rule only affects the capital buffers, and banking organizations were encouraged to make prudent capital distribution decisions.

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 11.17%, CET1 risk-based capital ratio was 17.77%, tier 1 risk-based capital ratio was 17.77%, and total risk-based capital ratio was 18.72% at March 31, 2020. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 10.72% at March 31, 2020.

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

At March 31, 2020, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At March 31, 2020, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At March 31, 2020 and December 31, 2019, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2020, the Bank had a remaining available line of credit with the FHLB of $248.0 million. At March 31, 2020, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At March 31, 2020, the Bank had outstanding standby letters of credit of $1.5 million and unfunded loan commitments outstanding of $55.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of March 31, 2020, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $269.0 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first quarter of 2020 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2020.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of March 31, 2020, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Section 4021 of the CARES Act allows borrowers under 1-to-4 family residential mortgage loans sold to Fannie Mae to request forbearance to the servicer after affirming that such borrower is experiencing financial hardships during the COVID-19 emergency. Such forbearance will be up to 180 days, subject to up to a 180 day extension. During forbearance, no fees, penalties or interest shall be charged beyond those applicable if all contractual payments were fully and timely paid. Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on similar procedures or related evictions or sales until May 17, 2020. The Bank sells mortgage loans to Fannie Mae and services these on an actual/actual basis. As a result, the Bank is not obligated to make any advances to Fannie Mae on principal and interest on such mortgage loans where the borrower is entitled to forbearance.

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

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):—Measurement of Credit Losses on Financial Instruments, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.For public business entities, the new guidance was originally effective for annual and interim periods in fiscal years beginning after December 15, 2019. The Company has developed an implementation team that is following a general timeline. The team has been working with an advisory consultant, with whom a third-party software license has been purchased. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular the level of the reserve for credit losses. The Company is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor. On October 16, 2019, the FASB approved a previously issued proposal granting smaller reporting companies a postponement of the required implementation date for ASU 2016-13. The Company will now be required to implement the new standard in January 2023, with early adoption permitted in any period prior to that date.

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

	2020	2019
	First	Fourth	Third	Second	First

(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter

Net interest income (GAAP)	$6,212	6,280	6,567	6,597	6,620
Tax-equivalent adjustment	120	126	140	145	146

Net interest income (Tax-equivalent)	$6,332	6,406	6,707	6,742	6,766

Table 2 - Selected Quarterly Financial Data

	2020	2019
(Dollars in thousands, except per share amounts)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Results of Operations
Net interest income (a)	$6,332	6,406	6,707	6,742	6,766
Less: tax-equivalent adjustment	120	126	140	145	146

Net interest income (GAAP)	6,212	6,280	6,567	6,597	6,620
Noninterest income	1,235	2,458	991	885	1,160

Total revenue	7,447	8,738	7,558	7,482	7,780
Provision for loan losses	400	(250)	—	—	—
Noninterest expense	4,856	5,633	4,824	4,629	4,611
Income tax expense	390	671	527	546	626

Net earnings	$1,801	2,684	2,207	2,307	2,543

Per share data:
Basic and diluted net earnings	$0.50	0.76	0.62	0.64	0.70
Cash dividends declared	0.26	0.25	0.25	0.25	0.25
Weighted average shares outstanding:
Basic and diluted	3,566,146	3,566,146	3,568,287	3,577,409	3,614,741
Shares outstanding, at period end	3,566,146	3,566,146	3,566,146	3,571,828	3,581,485
Book value	$29.04	27.57	27.12	26.34	25.39
Common stock price
High	$59.99	53.90	47.38	39.55	39.43
Low	24.11	40.00	32.33	31.06	30.61
Period end:	41.98	53.00	47.38	33.50	39.43
To earnings ratio	16.66	19.49	18.08	13.19	15.71
To book value	145%	192	175	127	155
Performance ratios:
Return on average equity	7.24%	10.86	9.25	10.00	11.31
Return on average assets	0.86%	1.30	1.06	1.12	1.23
Dividend payout ratio	51.00%	32.89	40.32	39.06	35.71
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.10%	0.95	1.03	1.02	1.02
Nonperforming loans	4,196%	2,345	2,763	3,703	2,845
Nonperforming assets as a % of:
Loans and other real estate owned	0.05%	0.04	0.04	0.09	0.07
Total assets	0.03%	0.02	0.02	0.05	0.04
Nonperforming loans as a % of total loans	0.03%	0.04	0.04	0.03	0.04
Annualized net (recoveries) charge-offs as % of average loans	(0.07)%	0.15	0.04	(0.04)	(0.02)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	17.77%	17.28	17.06	16.26	16.17
Tier 1 risk-based capital ratio	17.77%	17.28	17.06	16.26	16.17
Total risk-based capital ratio	18.72%	18.12	17.96	17.14	17.06
Tier 1 leverage ratio	11.17%	11.23	11.22	11.14	10.87
Other financial data:
Net interest margin (a)	3.23%	3.27	3.41	3.50	3.54
Effective income tax rate	17.80%	20.00	19.28	19.14	19.75
Efficiency ratio (b)	64.17%	63.55	62.67	60.69	58.18
Selected average balances:
Securities	$257,317	249,106	247,114	243,784	240,024
Loans, net of unearned income	451,210	469,579	472,747	473,281	477,335
Total assets	838,725	827,684	829,761	821,706	827,143
Total deposits	734,047	723,557	729,608	725,263	732,539
Total stockholders’ equity	99,560	98,887	95,400	92,272	89,934
Selected period end balances:
Securities	$280,435	235,902	251,152	248,813	241,287
Loans, net of unearned income	443,868	460,901	465,108	476,061	472,650
Allowance for loan losses	4,867	4,386	4,807	4,851	4,808
Total assets	856,475	828,570	824,963	839,178	835,014
Total deposits	746,785	724,152	723,071	740,501	739,631
Total stockholders’ equity	103,563	98,328	96,720	94,065	90,949

(a) Tax-equivalent. See “Table 1 - Explanation of Non-GAAP Financial Measures.”

(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

(c) Regulatory capital ratios presented are for the Company’s wholly-owned subsidiary, AuburnBank.

Table 3 - Average Balances and Net Interest Income Analysis

	Quarter ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Loans and loans held for sale (1)	$452,155	$5,412	4.81%	$478,059	$5,727	4.86%
Securities - taxable	196,422	1,111	2.27%	171,543	1,015	2.40%
Securities -tax-exempt (2)	60,895	573	3.78%	68,481	695	4.12%

Total securities	257,317	1,684	2.63%	240,024	1,710	2.89%
Federal funds sold	29,758	93	1.26%	21,404	125	2.37%
Interest bearing bank deposits	49,378	186	1.52%	36,676	227	2.51%

Total interest-earning assets	788,608	$7,375	3.76%	776,163	$7,789	4.07%
Cash and due from banks	14,184			14,622
Other assets	35,933			36,358

Total assets	$838,725			$827,143

Interest-bearing liabilities:
Deposits:
NOW	$149,344	$188	0.51%	$132,358	$175	0.54%
Savings and money market	220,909	253	0.46%	220,311	222	0.41%
Time deposits	167,447	600	1.44%	177,186	624	1.43%

Total interest-bearing deposits	537,700	1,041	0.78%	529,855	1,021	0.78%
Short-term borrowings	1,361	2	0.50%	1,974	2	0.49%

Total interest-bearing liabilities	539,061	$1,043	0.78%	531,829	$1,023	0.78%
Noninterest-bearing deposits	196,347			202,684
Other liabilities	3,757			2,696
Stockholders’ equity	99,560			89,934

Total liabilities and stockholders’ equity	$838,725			$827,143

Net interest income and margin (tax-equivalent)		$6,332	3.23%		$6,766	3.54%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.

(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 4 - Loan Portfolio Composition

		2020	2019

		First	Fourth	Third	Second	First

(In thousands)		Quarter	Quarter	Quarter	Quarter	Quarter

Commercial and industrial	$	56,447	56,782	52,288	54,307	50,898
Construction and land development		32,302	32,841	41,599	45,395	44,931
Commercial real estate		256,099	270,318	267,346	268,500	265,149
Residential real estate		91,010	92,575	95,215	99,292	103,631
Consumer installment		8,424	8,866	9,148	9,091	8,564

Total loans		444,282	461,382	465,596	476,585	473,173
Less: unearned income		(414)	(481)	(488)	(524)	(523)

Loans, net of unearned income		443,868	460,901	465,108	476,061	472,650
Less: allowance for loan losses		(4,867)	(4,386)	(4,807)	(4,851)	(4,808)

Loans, net	$	439,001	456,515	460,301	471,210	467,842

Table 5 - Allowance for Loan Losses and Nonperforming Assets

		2020	2019

(Dollars in thousands)		First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Allowance for loan losses:
Balance at beginning of period	$	4,386	4,807	4,851	4,808	4,790
Charge-offs:
Commercial and industrial		—	(236)	(128)	—	—
Residential real estate		—	(5)	(1)	—	—
Consumer installment		(5)	(20)	(2)	(1)	(15)

Total charge-offs		(5)	(261)	(131)	(1)	(15)
Recoveries		86	90	87	44	33

Net recoveries (charge-offs)		81	(171)	(44)	43	18
Provision for loan losses		400	(250)	—	—	—

Ending balance	$	4,867	4,386	4,807	4,851	4,808

as a % of loans		1.10%	0.95	1.03	1.02	1.02
as a % of nonperforming loans		4,196%	2,345	2,763	3,703	2,845
Net (recoveries) charge-offs as % of avg. loans (a)		(0.07)%	0.15	0.04	(0.04)	(0.02)

Nonperforming assets:
Nonaccrual loans	$	116	187	174	131	169
Other real estate owned		99	—	—	303	172

Total nonperforming assets	$	215	187	174	434	341

as a % of loans and other real estate owned		0.05%	0.04	0.04	0.09	0.07
as a % of total assets		0.03%	0.02	0.02	0.05	0.04
Nonperforming loans as a % of total loans		0.03%	0.04	0.04	0.03	0.04
Accruing loans 90 days or more past due	$	—	—	94	—	—

(a) Net (recoveries) charge-offs are annualized.

Table 6 - Allocation of Allowance for Loan Losses

	2020			2019
	First Quarter			Fourth Quarter			Third Quarter			Second Quarter			First Quarter
(Dollars in thousands)	Amount	%*		Amount	%*		Amount	%*		Amount	%*		Amount	%*

Commercial and industrial	$675	12.7	$	577	12.3	$	685	11.2	$	726	11.4	$	686	10.8
Construction and land development	582	7.3		569	7.1		730	8.9		781	9.5		773	9.5
Commercial real estate	2,596	57.6		2,289	58.6		2,354	57.4		2,287	56.4		2,251	56.0
Residential real estate	877	20.5		813	20.1		890	20.5		904	20.8		930	21.9
Consumer installment	137	1.9		138	1.9		148	2.0		153	1.9		168	1.8

Total allowance for loan losses	$4,867		$	4,386		$	4,807		$	4,851		$	4,808

* Loan balance in each category expressed as a percentage of total loans.

Table 7 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	March 31, 2020

Maturity of:
3 months or less	$7,155
Over 3 months through 6 months	21,589
Over 6 months through 12 months	28,723
Over 12 months	50,680

Total CDs and other time deposits of $100,000 or more	$108,147

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In the normal course of its business, the Company and the Bank are, from time to time, involved in legal proceedings. The Company’s and Bank’s management believe there are no pending or threatened legal, governmental, or regulatory proceedings that, upon resolution, are expected to have a material adverse effect upon the Company’s or the Bank’s financial condition or results of operations. See also, Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report and the risk factors discussed below, you should carefully consider the factors discussed in Part I, Item 1A. “RISK FACTORS” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K and below are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

The COVID-19 pandemic is expected to continue to adversely affect our business, financial condition and results of operations. The ultimate effects of the pandemic on our business, financial condition and results of operations will depend on the severity, scope and duration of the pandemic, its cumulative economic effects, and the effectiveness of governmental actions in response to the pandemic.

The ongoing COVID-19 national health emergency has significantly disrupted the United States and international economies and financial markets. Through March 31, 2020, the pandemic’s effects on us have been relatively small, but we expect that the COVID-19 pandemic and its effects will adversely affect our business, financial condition and results of operations in future periods. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. The State of Alabama and many other states have taken preventative and protective actions, such as imposing restrictions on travel, business operations, public gatherings, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of non-essential businesses. The travel, hospitality and food and beverage industries, restaurants and auto manufacturers, and their suppliers have been severely affected. A significant number of layoffs, furloughs of employees, as well as mandated remote work have occurred in these and other industries, including government offices, schools and universities. Auburn University is holding virtual classes only from March 16, 2020 through the Summer Session. Hyundai’s Montgomery plant and Kia’s West Point, Georgia plants have been shut and are scheduled to reopen in early May 2020.

The ultimate effects of the COVID-19 pandemic on the economy, generally, our markets, and on us cannot be predicted. The timing and effects of the COVID-19 pandemic on our business, results of operations and financial condition may include, among various other consequences, the following. These effects depend on the severity, scope and duration of the pandemic, its cumulative economic effects, and the effectiveness of healthcare; business and governmental actions addressing to the pandemic’s effects.

•	Employees’ health could be adversely affected, necessitating their recovery away from work;

•	Unavailability of key personnel necessary to conduct our business activities;

•	Our operating effectiveness may be reduced as our employees work from home or suffer from the COVID-19 virus;

•	Shelter in place, or other restrictions and interruptions of our business and contact with our customers;

•	Sustained closures of our branch lobbies or the offices of our customers;

•	Declines in demand for loans and other banking services and products, and reduced interchange fees on payment cards ;

•	Reduced consumer spending due to both job losses, health concerns and required practices, such as social distancing and shelter in place, attributable to the COVID-19 pandemic;

•	Reduced interchange revenue from reduced retail sales, travel and payment card usage, generally;

•	Significant volatility in United States financial markets and our investment securities portfolio, including credit concerns over state, county and municipal securities;

•	Our growth has been slowed, and may slow further, or our asset size may decline;

•

Reduced economic activity and reduced customer income and cash flows from normal business and employment could reduce the amounts of our deposits, increase deposit costs, and adversely affect our liquidity, financial condition and results of operations;

•

Declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to increased provisions for loan losses and increases in our allowance for possible credit losses;

•	Declines in the value of collateral for loans, including real estate collateral, especially in industries such as travel and hospitality;

•	Declines in the net worth and liquidity of borrowers, impairing their ability to pay timely their loan obligations to us;

•	Decreases in market interest rates that are expected to reduce our net interest income and our profitability;

•

Loan deferrals and loan modifications, including those mandated by law, or which are encouraged by our regulators, may increase our expense and risks of collectability, reduce our cash flows and liquidity and adversely affect our results of operations and financial condition;

•	Our waiver of various fees and service charges to support our customers and communities will adversely affect our results of operation and our liquidity and financial position;

•	The COVID-19 pandemic may change customer financial behaviors and payment practices. Electronic banking could become more popular with less customers doing business at our offices;

•	Certain of our assets, including loans and securities, may become impaired, which would adversely affect our results of operation and financial condition;

•	Reductions in income or losses will adversely affect our capital and growth of capital, including our capital for bank regulatory purposes;

•	Losses or reductions in net income may adversely affect the growth or amount of dividends we can pay on our common stock;

•	The effects of government fiscal and monetary policies on the economy and financial stability, generally, and on our business, results of operations and financial condition cannot be predicted;

•

The restoration of financial stability and economic growth may depend on the health care system developing and deploying COVID-19 testing and contact tracing, and drugs that better address COVID-19, and vaccines to prevent COVID-19, which promote consumer and employee health and confidence in the economy.

These factors, together or in combination with other events or occurrences that are unknown or anticipated, may materially and adversely affect our business, financial condition and results of operations.

Our stock price may reflect securities market conditions

The ongoing COVID-19 pandemic has resulted in substantial securities market losses, especially for bank stocks and has, and may continue to, adversely affect the market of our common stock. The spread, intensification and duration of COVID-19 outbreak, as well as the effectiveness of governmental, fiscal and monetary policies, and regulatory responses to the pandemic, further affect the financial markets and the market prices for securities generally, and the market prices for bank stocks, including our common stock.

The COVID-19 global pandemic could result in deterioration of asset quality and an increase in credit losses.

Many businesses have or will have lower revenues and cash flows and many consumers will have lower income. These could result in an inability to repay loans timely in full, reduce our asset quality and reduce our deposits. Loan modifications and payment deferrals may also increase our credit risks. Our business, results of operations, liquidity and financial condition could be adversely affected.

The COVID-19 pandemic has resulted in increased operational risks.

The COVID-19 pandemic has resulted in heightened operational risks. Much of our workforce has been working remotely, and increased levels of remote access create additional cybersecurity risk and opportunities for cybercriminals to exploit vulnerabilities. Cybercriminals may increase their attempts to compromise business and consumer emails, including an increase in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey upon consumers and businesses during this time. This could result in increased fraud losses to us or our clients. The increase in online and remote banking activities may also increase the risk of fraud against our customers. State and local orders and regulations regarding the conduct of in-person business operations have affected and may continue to affect our ability to operate at normal levels and to restore operations to their pre-pandemic level for an unknown period of time. Separately, our third-party service providers have also been affected by the pandemic. To date, these disruptions have not been material and we have developed solutions to these disruptions, but we may experience additional disruption in the future, which could adversely affect our business, results of operations and financial condition.

The COVID-19 global pandemic may continue to cause uncertainty in markets and may result in an increase in our cost of funds.

The COVID-19 global pandemic has caused a great amount of uncertainty in markets, causing credit markets to seize and forcing companies, including our clients, to seek liquidity in the face of uncertain future cash flows. To the extent the clients’ funds are not used as working capital and not placed on deposit with us, we could be faced with funding draws of committed lending facilities, along with requests for new credit facilities from our clients. As clients use deposit balances to fund their businesses, this may put funding pressure on us, which may cause us to pay higher rates than normal for deposits and other funding.

As a participating lender in the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Bank is subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

The CARES Act and the PPP Enhancement Act included an approximately $659 billion loan for the PPP administered through by the SBA and the U.S. Department of the Treasury. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved PPP lenders, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. As of April 23, 2020, we have secured funding of approximately 250 loans totaling approximately $30 million though the PPP program. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved favorably to the Bank, it may result in financial liability or adversely affect our reputation. Litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans, if the SBA determines deficiencies in the manner in which PPP loans were originated, funded or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, including those related to the ambiguity in the laws, rules and guidance regarding the PPP’s operation. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there were one or more deficiencies in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the PPP loan guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. Similar issues may also result in the denial of forgiveness of PPP loans, which would adversely affect and could result in losses, including possible bankruptcies, which may expose us to further costs and potential losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the first quarter of 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31, 2020	—	$—	—	$2,279,285
February 1 - February 29, 2020	—	—	—	2,279,285
March 1 - March 31, 2020	—	—	—	2,279,285
Total	—	—	—	2,279,285

(1) On January 15, 2019 the Company adopted a $5 million stock repurchase program which the company had $2.3 million remaining.

On March 10, 2020, the Company adopted a new $5 million stock repurchase program that became effective April 1, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*

3.2	Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, Chairman, President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Robert W. Dumas, Chairman, President and Chief Executive Officer.***

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, Executive Vice President and Chief Financial Officer.***

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.

**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.

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

AUBURN NATIONAL BANCORPORATION, INC. (Registrant)

Date: May 8, 2020	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: May 8, 2020	By: /s/ David A. Hedges
David A. Hedges
Executive Vice President and Chief Financial Officer