Form 10-Q
period 2020-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2020-08-06
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	NASDAQ Global Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Common Stock, $0.01 par value per share	3,566,221 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2020	2019
Assets:
Cash and due from banks	$24,518	$15,172
Federal funds sold	17,755	25,944
Interest-bearing bank deposits	95,562	51,327
Cash and cash equivalents	137,835	92,443
Securities available-for-sale	302,193	235,902
Loans held for sale	2,620	2,202
Loans, net of unearned income	464,274	460,901
Allowance for loan losses	(5,308)	(4,386)
Loans, net	458,966	456,515
Premises and equipment, net	14,451	14,743
Bank-owned life insurance	19,014	19,202
Other assets	7,808	6,872
Total assets	$942,887	$827,879
Liabilities:
Deposits:
Noninterest-bearing	$247,429	$196,218
Interest-bearing	582,381	527,934
Total deposits	829,810	724,152
Federal funds purchased and securities sold under agreements to repurchase	1,995	1,069
Accrued expenses and other liabilities	5,783	4,330
Total liabilities	837,588	729,551
Stockholders' equity:
Preferred stock of $.01 par value; authorized 200,000 shares;
no shares issued	—	—
Common stock of $.01 par value; authorized 8,500,000 shares;
issued 3,957,135 shares	39	39
Additional paid-in capital	3,785	3,784
Retained earnings	103,444	101,801
Accumulated other comprehensive income, net	7,386	2,059
Less treasury stock, at cost - 390,959 shares and 390,989 at June 30, 2020
and December 31, 2019 , respectively	(9,355)	(9,355)
Total stockholders’ equity	105,299	98,328
Total liabilities and stockholders’ equity	$942,887	$827,879
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$5,494	$5,763	$10,906	$11,490
Securities:
Taxable	1,056	985	2,167	2,000
Tax-exempt	476	544	929	1,093
Federal funds sold and interest-bearing bank deposits	27	311	306	663
Total interest income	7,053	7,603	14,308	15,246
Interest expense:
Deposits	981	1,004	2,022	2,025
Short-term borrowings	2	2	4	4
Total interest expense	983	1,006	2,026	2,029
Net interest income	6,070	6,597	12,282	13,217
Provision for loan losses	450	—	850	—
Net interest income after provision for loan losses	5,620	6,597	11,432	13,217

Noninterest income:
Service charges on deposit accounts	126	176	298	360
Mortgage lending	683	187	913	376
Bank-owned life insurance	108	107	506	217
Other	365	407	794	1,079
Securities gains, net	81	8	87	13
Total noninterest income	1,363	885	2,598	2,045

Noninterest expense:
Salaries and benefits	2,597	2,799	5,428	5,737
Net occupancy and equipment	920	381	1,517	765
Professional fees	389	275	647	503
Other	1,053	1,174	2,223	2,235
Total noninterest expense	4,959	4,629	9,815	9,240

Earnings before income taxes	2,024	2,853	4,215	6,022
Income tax expense	363	546	753	1,172

Net earnings	$1,661	$2,307	$3,462	$4,850

Net earnings per share:
Basic and diluted	$0.47	$0.64	$0.97	$1.35

Weighted average shares outstanding:
Basic and diluted	3,566,166	3,577,409	3,566,156	3,595,972
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net earnings	$1,661	$2,307	$3,462	$4,850

Other comprehensive income, net of tax:
Unrealized net holding gain on securities	1,043	2,057	5,392	4,453
Reclassification adjustment for net gain on securities
recognized in net earnings	(60)	(6)	(65)	(10)
Other comprehensive income	983	2,051	5,327	4,443

Comprehensive income	$2,644	$4,358	$8,789	$9,293
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	Shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Outstanding	Stock	capital	earnings	income (loss)	stock	Total
Quarter ended June 30, 2020
Balance, March 31, 2020	3,566,146	$39	$3,784	$102,692	$6,403	$(9,355)	$103,563
Net earnings	—	—	—	1,661	—	—	1,661
Other comprehensive income	—	—	—	—	983	—	983
Cash dividends paid ($.255 per share)	—	—	—	(909)	—	—	(909)
Sale of treasury stock	30	—	1	—	—	—	1
Balance, June 30, 2020	3,566,176	$39	$3,785	$103,444	$7,386	$(9,355)	$105,299

Quarter ended June 30, 2019
Balance, March 31, 2019	3,581,485	$39	$3,783	$97,280	$(1,371)	$(8,782)	$90,949
Net earnings	—	—	—	2,307	—	—	2,307
Other comprehensive income	—	—	—	—	2,051	—	2,051
Cash dividends paid ($.25 per share)	—	—	—	(893)	—	—	(893)
Stock repurchases	(9,687)	—	—	—	—	(350)	(350)
Sale of treasury stock	30	—	—	—	—	1	1
Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065

Six months ended June 30, 2020
Balance, December 31, 2019	3,566,146	$39	$3,784	$101,801	$2,059	$(9,355)	$98,328
Net earnings	—	—	—	3,462	—	—	3,462
Other comprehensive income	—	—	—	—	5,327	—	5,327
Cash dividends paid ($.51 per share)	—	—	—	(1,819)	—	—	(1,819)
Sale of treasury stock	30	—	1	—	—	—	1
Balance, June 30, 2020	3,566,176	$39	$3,785	$103,444	$7,386	$(9,355)	$105,299

Six months ended June 30, 2019
Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	4,850	—	—	4,850
Other comprehensive income	—	—	—	—	4,443	—	4,443
Cash dividends paid ($.50 per share)	—	—	—	(1,791)	—	—	(1,791)
Stock repurchases	(72,205)	—	—	—	—	(2,497)	(2,497)
Sale of treasury stock	165	—	4	—	—	1	5
Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$3,462	$4,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	850	—
Depreciation and amortization	989	448
Premium amortization and discount accretion, net	1,081	886
Net gain on securities available-for-sale	(87)	(13)
Net gain on sale of loans held for sale	(847)	(188)
Net gain on other real estate owned	(17)	—
Loans originated for sale	(36,385)	(11,312)
Proceeds from sale of loans	36,576	9,786
Increase in cash surrender value of bank-owned life insurance	(224)	(217)
Income recognized from death benefit on bank-owned life insurance	(282)	—
Net increase in other assets	(1,014)	(900)
Net (decrease) increase in accrued expenses and other liabilities	(334)	983
Net cash provided by operating activities	3,768	4,323

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	9,062	7,662
Proceeds from prepayments and maturities of securities available-for-sale	22,085	22,222
Purchase of securities available-for-sale	(91,318)	(33,839)
(Increase) decrease in loans, net	(3,400)	826
Net purchases of premises and equipment	(372)	(1,459)
Proceeds from bank-owned life insurance death benefit	694	—
(Increase) decrease in FHLB stock	(9)	32
Proceeds from sale of other real estate owned	116	—
Net cash used in investing activities	(63,142)	(4,556)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	51,211	5,223
Net increase in interest-bearing deposits	54,447	11,085
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	926	(1,200)
Proceeds from sale of treasury stock	1	5
Stock repurchases	—	(2,497)
Dividends paid	(1,819)	(1,791)
Net cash provided by financing activities	104,766	10,825

Net change in cash and cash equivalents	45,392	10,592
Cash and cash equivalents at beginning of period	92,443	65,076
Cash and cash equivalents at end of period	$137,835	$75,668

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,023	$2,029
Income taxes	678	1,499
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	—	891
Initial recognition of operating lease liabilities	—	889
Real estate acquired through foreclosure	99	82
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

Basis of Presentation and Use of Estimates

The unaudited consolidated financial statements in this report have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented. All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include other-than-temporary impairment on investment securities, the determination of the allowance for loan losses, fair value of financial instruments, and the valuation of deferred tax assets and other real estate owned (“OREO”).

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

• Gains on sales of OREO – A gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer. ASC 606 lists several criteria required to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is entitled. In addition to the loan-to-value, the analysis is based on various other factors, including the credit quality of the borrower, the structure of the loan, and any other factors that may affect collectability.

Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current-period presentation. These reclassifications had no impact on the Company’s previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2020. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first six months of 2020, the Company adopted new guidance related to the following ASUs:

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At June 30, 2020 and 2019, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.
	Quarter ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Basic and diluted:
Net earnings	$1,661	$2,307	$3,462	$4,850
Weighted average common shares outstanding	3,566,166	3,577,409	3,566,156	3,595,972
Net earnings per share	$0.47	$0.64	$0.97	$1.35

NOTE 3: SECURITIES

At June 30, 2020 and December 31, 2019, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2020 and December 31, 2019, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
June 30, 2020
Agency obligations (a)	$5,027	30,232	40,209	5,340	80,808	3,210	—	$77,598
Agency RMBS (a)	—	1,461	9,001	144,144	154,606	3,488	163	151,281
State and political subdivisions	97	1,168	6,581	58,933	66,779	3,337	10	63,452
Total available-for-sale	$5,124	32,861	55,791	208,417	302,193	10,035	173	$292,331

December 31, 2019
Agency obligations (a)	$4,993	27,245	18,470	—	50,708	215	98	$50,591
Agency RMBS (a)	—	560	4,510	118,207	123,277	798	261	122,740
State and political subdivisions	—	1,355	6,166	54,396	61,917	2,104	9	59,822
Total available-for-sale	$4,993	29,160	29,146	172,603	235,902	3,117	368	$233,153
(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $150.3 million and $147.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at June 30, 2020 and December 31, 2019, respectively. Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at June 30, 2020 and December 31, 2019, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2020:
Agency obligations	$28,480	163	—	—	$28,480	163
State and political subdivisions	1,337	10	—	—	1,337	10
Total	$29,817	173	—	—	$29,817	173

December 31, 2019:
Agency obligations	$24,734	97	4,993	1	$29,727	98
Agency RMBS	40,126	98	21,477	163	61,603	261
State and political subdivisions	2,741	9	—	—	2,741	9
Total	$67,601	204	26,470	164	$94,071	368

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At June 30, 2020 and December 31, 2019, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the six months ended June 30, 2020 and 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross realized gains	$100	27	$106	32
Gross realized losses	(19)	(19)	(19)	(19)
Realized gains, net	$81	8	$87	13

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

	June 30,	December 31,
(In thousands)	2020	2019
Commercial and industrial	$87,754	$56,782
Construction and land development	32,967	32,841
Commercial real estate:
Owner occupied	50,036	48,860
Hotel/motel	43,183	43,719
Multi-family	31,974	44,839
Other	125,395	132,900
Total commercial real estate	250,588	270,318
Residential real estate:
Consumer mortgage	40,967	48,923
Investment property	44,858	43,652
Total residential real estate	85,825	92,575
Consumer installment	8,631	8,866
Total loans	465,765	461,382
Less: unearned income	(1,491)	(481)
Loans, net of unearned income	$464,274	$460,901

Loans secured by real estate were approximately 79.3%of the Company’s total loan portfolio at June 30, 2020. At June 30, 2020, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June 30, 2020 and December 31, 2019.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(In thousands)	Current	Past Due	90 days	Loans	Accrual	Loans
June 30, 2020:
Commercial and industrial	$87,671	83	—	87,754	—	$87,754
Construction and land development	32,967	—	—	32,967	—	32,967
Commercial real estate:
Owner occupied	49,958	78	—	50,036	—	50,036
Hotel/motel	43,183	—	—	43,183	—	43,183
Multi-family	31,974	—	—	31,974	—	31,974
Other	125,087	90	—	125,177	218	125,395
Total commercial real estate	250,202	168	—	250,370	218	250,588
Residential real estate:
Consumer mortgage	40,189	430	—	40,619	348	40,967
Investment property	44,557	190	—	44,747	111	44,858
Total residential real estate	84,746	620	—	85,366	459	85,825
Consumer installment	8,573	8	49	8,630	1	8,631
Total	$464,159	879	49	465,087	678	$465,765

December 31, 2019:
Commercial and industrial	$56,758	24	—	56,782	—	$56,782
Construction and land development	32,385	456	—	32,841	—	32,841
Commercial real estate:
Owner occupied	48,860	—	—	48,860	—	48,860
Hotel/motel	43,719	—	—	43,719	—	43,719
Multi-family	44,839	—	—	44,839	—	44,839
Other	132,900	—	—	132,900	—	132,900
Total commercial real estate	270,318	—	—	270,318	—	270,318
Residential real estate:
Consumer mortgage	47,151	1,585	—	48,736	187	48,923
Investment property	43,629	23	—	43,652	—	43,652
Total residential real estate	90,780	1,608	—	92,388	187	92,575
Consumer installment	8,802	64	—	8,866	—	8,866
Total	$459,043	2,152	—	461,195	187	$461,382

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2020, the Company increased its look-back period to 45 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first six months of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the novel strain of coronavirus (“COVID-19 pandemic”) and resulting adverse economic conditions, including higher unemployment in our primary market area.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	June 30, 2020
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$675	582	2,596	877	137	$4,867
Charge-offs	(4)	—	—	—	(27)	(31)
Recoveries	2	—	—	14	6	22
Net (charge-offs) recoveries	(2)	—	—	14	(21)	(9)
Provision for loan losses	6	31	319	63	31	450
Ending balance	$679	613	2,915	954	147	$5,308

Six months ended:
Beginning balance	$577	569	2,289	813	138	$4,386
Charge-offs	(4)	—	—	—	(32)	(36)
Recoveries	55	—	—	45	8	108
Net recoveries (charge-offs)	51	—	—	45	(24)	72
Provision for loan losses	51	44	626	96	33	850
Ending balance	$679	613	2,915	954	147	$5,308

	June 30, 2019
(In thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$686	773	2,251	930	168	$4,808
Charge-offs	—	—	—	—	(1)	(1)
Recoveries	6	—	1	33	4	44
Net recoveries (charge-offs)	6	—	1	33	3	43
Provision for loan losses	34	8	35	(59)	(18)	—
Ending balance	$726	781	2,287	904	153	$4,851

Six months ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	—	—	—	—	(16)	(16)
Recoveries	24	—	1	47	5	77
Net recoveries (charge-offs)	24	—	1	47	(11)	61
Provision for loan losses	(76)	81	68	(89)	16	—
Ending balance	$726	781	2,287	904	153	$4,851

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of June 30, 2020 and 2019.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(In thousands)	losses	in loans	losses	in loans	losses	in loans
June 30, 2020:
Commercial and industrial	$679	87,754	—	—	679	87,754
Construction and land development	613	32,967	—	—	613	32,967
Commercial real estate	2,915	250,370	—	218	2,915	250,588
Residential real estate	954	85,714	—	111	954	85,825
Consumer installment	147	8,631	—	—	147	8,631
Total	$5,308	465,436	—	329	5,308	465,765

June 30, 2019:
Commercial and industrial	$726	54,307	—	—	726	54,307
Construction and land development	781	45,395	—	—	781	45,395
Commercial real estate	2,287	268,500	—	—	2,287	268,500
Residential real estate	904	99,292	—	—	904	99,292
Consumer installment	153	9,091	—	—	153	9,091
Total	$4,851	476,585	—	—	4,851	476,585

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

• Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(In thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
June 30, 2020:
Commercial and industrial	$85,347	2,196	211	—	$87,754
Construction and land development	32,399	—	568	—	32,967
Commercial real estate:
Owner occupied	48,988	902	146	—	50,036
Hotel/motel	43,183	—	—	—	43,183
Multi-family	28,444	3,530	—	—	31,974
Other	124,285	873	19	218	125,395
Total commercial real estate	244,900	5,305	165	218	250,588
Residential real estate:
Consumer mortgage	37,453	739	2,427	348	40,967
Investment property	43,991	538	218	111	44,858
Total residential real estate	81,444	1,277	2,645	459	85,825
Consumer installment	8,520	55	55	1	8,631
Total	$452,610	8,833	3,644	678	$465,765

December 31, 2019:
Commercial and industrial	$54,340	2,176	266	—	$56,782
Construction and land development	31,798	—	1,043	—	32,841
Commercial real estate:
Owner occupied	47,865	917	78	—	48,860
Hotel/motel	43,719	—	—	—	43,719
Multi-family	44,839	—	—	—	44,839
Other	132,030	849	21	—	132,900
Total commercial real estate	268,453	1,766	99	—	270,318
Residential real estate:
Consumer mortgage	45,247	962	2,527	187	48,923
Investment property	42,331	949	372	—	43,652
Total residential real estate	87,578	1,911	2,899	187	92,575
Consumer installment	8,742	60	64	—	8,866
Total	$450,911	5,913	4,371	187	$461,382

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at June 30, 2020 and December 31, 2019.

	June 30, 2020
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial real estate:
Other	$218	—	218	$—
Total commercial real estate	218	—	218	—
Residential real estate:
Investment property	111	—	111	—
Total residential real estate	111	—	111	—
Total impaired loans	$329	—	329	$—

(1) Unpaid principal balance represents the contractual obligation due from the customer.
(2) Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3) Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2019
(In thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$335	(236)	99	$—
Total impaired loans	$335	(236)	99	$—

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

	Quarter ended June 30, 2020		Six months ended June 30, 2020
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Impaired loans:
Commercial real estate:
Other	$54	—	31	—
Total commercial real estate	54	—	31	—
Residential real estate:
Investment property	28	—	16	—
Total residential real estate	28	—	16	—
Total	$82	—	47	—

	Quarter ended June 30, 2019		Six months ended June 30, 2019
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(In thousands)	investment	recognized	investment	recognized
Impaired loans:
Commercial real estate:
Owner occupied	$—	—	45	9
Total commercial real estate	—	—	45	9
Total	$—	—	45	9

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

The Company had no TDRs as of December 31, 2019. There were no loans modified in a TDR during the quarter and six months ended June 30, 2020 and 2019, respectively. For the same periods, the Company had no loans modified in a TDR within the previous 12 months for which there was a payment default.

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of June 30, 2020.

	TDRs
				Related
(In thousands)	Accruing	Nonaccrual	Total	Allowance
June 30, 2020
Commercial real estate:
Other	$—	218	218	$—
Total commercial real estate	—	218	218	—
Residential real estate:
Investment property	—	111	111	—
Total residential real estate	—	111	111	—
Total	$—	329	329	$—

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
MSRs, net:
Beginning balance	$1,249	$1,410	$1,299	$1,441
Additions, net	188	39	237	80
Amortization expense	(166)	(94)	(265)	(166)
Ending balance	$1,271	$1,355	$1,271	$1,355

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$—
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$1,917	$2,591	$2,111	$2,697
End of period	1,690	2,333	1,690	2,333

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2020, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Securities available-for-sale:
Agency obligations	$80,808	—	80,808	—
Agency RMBS	154,606	—	154,606	—
State and political subdivisions	66,779	—	66,779	—
Total securities available-for-sale	302,193	—	302,193	—
Total assets at fair value	$302,193	—	302,193	—

December 31, 2019:
Securities available-for-sale:
Agency obligations	$50,708	—	50,708	—
Agency RMBS	123,277	—	123,277	—
State and political subdivisions	61,917	—	61,917	—
Total securities available-for-sale	235,902	—	235,902	—
Total assets at fair value	$235,902	—	235,902	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2020:
Loans held for sale	$2,620	—	2,620	—
Loans, net(1)	329	—	—	329
Other assets (2)	1,271	—	—	1,271
Total assets at fair value	$4,220	—	2,620	1,600
December 31, 2019:
Loans held for sale	$2,202	—	2,202	—
Loans, net(1)	99	—	—	99
Other assets (2)	1,299	—	—	1,299
Total assets at fair value	$3,600	—	2,202	1,398
(1)Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses
(2)Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At June 30, 2020, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

							Weighted
	Carrying		Significant				Average
(Dollars in thousands)	Amount	Valuation Technique	Unobservable Input	Range			of Input
June 30, 2020:
Impaired loans	$329	Appraisal	Appraisal discounts	10.0	-	10.0%	10.0%
Mortgage servicing rights, net	1,271	Discounted cash flow	Prepayment Speed or CPR	14.7	-	18.4%	16.8%
			Discount rate	10.0	-	12.0%	10.0%

December 31, 2019:
Impaired loans	$99	Appraisal	Appraisal discounts				10.0%
Mortgage servicing rights, net	1,299	Discounted cash flow	Prepayment Speed or CPR				11.6%
			Discount rate				10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs
June 30, 2020:
Financial Assets:
Loans, net (1)	$458,966	$458,957	$—	$—	$458,957
Loans held for sale	2,620	2,743	—	2,743	—
Financial Liabilities:
Time Deposits	$165,351	$167,026	$—	$167,026	$—

December 31, 2019:
Financial Assets:
Loans, net (1)	$456,515	$453,705	$—	$—	$453,705
Loans held for sale	2,202	2,251	—	2,251	—
Financial Liabilities:
Time Deposits	$167,199	$168,316	$—	$168,316	$—

(1) Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and six months ended June 30, 2020 and 2019, as well as the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q.

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

• the failure of assumptions and estimates underlying the establishment of allowances for possible loan and other asset impairments, losses, valuations of assets and liabilities and other estimates, including the timing and effect of the implementation of the current expected credit losses model to financial instruments, and the significant changes in economic conditions, unemployment and GDP resulting from the COVID-19 pandemic, local and state shelter in place orders and other national health initiatives that result in workplace shutdowns, supply chain failures and economic and personal disruption;

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

Summary of Results of Operations
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net interest income (a)	$6,197	$6,742	$12,529	$13,508
Less: tax-equivalent adjustment	127	145	247	291
Net interest income (GAAP)	6,070	6,597	12,282	13,217
Noninterest income	1,363	885	2,598	2,045
Total revenue	7,433	7,482	14,880	15,262
Provision for loan losses	450	—	850	—
Noninterest expense	4,959	4,629	9,815	9,240
Income tax expense	363	546	753	1,172
Net earnings	$1,661	$2,307	$3,462	$4,850

Basic and diluted earnings per share	$0.47	$0.64	$0.97	$1.35

(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."

Financial Summary

The Company’s net earnings were $3.5 million for the first six months of 2020, compared to $4.9 million for the first six months of 2019. Basic and diluted earnings per share were $0.97 per share for the first six months of 2020, compared to $1.35 per share for the first six months of 2019.

Net interest income (tax-equivalent) was $12.5 million for the first six months of 2020, a 7% decrease compared to $13.5 million for the first six months of 2019. This decrease was primarily due to the lower rate environment, including a 150 basis point reduction in the Fed Funds rate that occurred late in the first quarter of 2020. Average loans were also down 3% to $459.1 million in the first six months of 2020, compared to $475.3 million in the first six months of 2019. The Company’s net interest margin (tax-equivalent) decreased to 3.09% in the first six months of 2020, compared to 3.52% for the first six months of 2019 primarily due to the lower rate environment and changes in our asset mix from the significant short-term liquidity increase in customer deposits.

At June 30, 2020, the Company’s allowance for loan losses was $5.3 million, or 1.14% of total loans, compared to $4.4 million, or 0.95% of total loans, at December 31, 2019, and $4.9 million, or 1.02% of total loans, at June 30, 2019. At June 30, 2020, the Company’s allowance for loan losses was 1.24% of total loans, excluding PPP loans. The provision for loan losses was $0.9 million for the first six months of 2020, compared to no provision for loan losses during the first six months of 2019. The increase in the provision for loan losses was related to changes in economic conditions driven by the impact of COVID-19 and resulting adverse economic conditions, including higher unemployment in our primary market area. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $2.6 million for the first six months of 2020 compared to $2.0 million for the first six months of 2019. The increase was primarily due to an increase mortgage lending income of $0.5 million during first six months of 2020 compared to the first six months of 2019. The increase was primarily due to an increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved.

Noninterest expense was $9.8 million for the first six months of 2020 compared to $9.2 million for the first six months of 2019. The increase was primarily due to $0.8 million of various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn, including revised depreciation estimates and temporary relocation costs. The Company expects it will incur additional expense in 2020 related to this redevelopment project.

Income tax expense was $0.8 million and $1.2 million for the first six months of 2020 and 2019, respectively, reflecting an effective tax rate of 17.86% and 19.46%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

The Company paid cash dividends of $0.51 per share in the first six months of 2020, an increase of 2% from the same period of 2019. At June 30, 2020, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 19.04%, a tier 1 leverage ratio of 10.62% and a common equity tier 1 (“CET1”) ratio of 18.00% at June 30, 2020.

For the second quarter of 2020, net earnings were $1.7 million, or $0.47 per share, compared to $2.3 million, or $0.64 per share, for the second quarter of 2019. Net interest income (tax-equivalent) was $6.2 million for the second quarter of 2020 compared to $6.7 million for the second quarter of 2019. The Company’s net interest margin (tax-equivalent) decreased to 2.95% in the second quarter of 2020, compared to 3.50% for the second quarter of 2019 primarily due to the lower rate environment and changes in our asset mix from the significant short-term liquidity increase in customer deposits. The Company recorded a provision for loan losses of $0.5 million during the second quarter of 2020 and no provision during the second quarter 2019. Noninterest income was $1.4 million in the second quarter of 2020 and $0.9 million in the second quarter of 2019. The increase was primarily due to an increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved. Noninterest expense was $5.0 million in the second quarter of 2020 compared to $4.6 million during the second quarter of 2019. The increase was mainly due to $0.6 million of various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn, including revised depreciation estimates and temporary relocation costs. Income tax expense was $0.4 million for the second quarter of 2020 compared to $0.5 million during second quarter of 2019. The Company's effective tax rate for the second quarter of 2020 was 17.93%, compared to 19.14% in the second quarter of 2019.

COVID-19 Impact Assessment

In December 2019, COVID-19 was first reported in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Alabama, and most other states, have taken preventative or protective actions to prevent the spread of the virus, including imposing restrictions on travel and business operations and a statewide mask mandate, advising or requiring individuals to limit or forego their time outside of their homes, limitations on gathering of people and social distancing, and causing temporary closures of businesses that have been deemed to be non-essential. Though certain of these measures have been relaxed or eliminated, recent increases in reported cases could cause these measures to be reestablished. Auburn University, a major source of economic activity in Lee County, went to remote instruction on March 16, 2020. Auburn University announced its guidelines for the fall semester of 2020, which will involve both remote and in person instruction as well as other social distancing measures. The economic effects of these measures are not presently known.

COVID-19 has significantly affected local state, national and global health and economic activity and its future effects are uncertain and will depend on various factors, including, among others, the duration and scope of the pandemic, the development and distribution of COVID-19 testing and contact tracing, effective drug treatments and vaccines, together with governmental, regulatory and private sector responses. COVID-19 has had significant effects on the economy, financial markets and our employees, customers and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to make deposits and repay their loans, the value of collateral underlying our secured loans, market value, stability and liquidity and demand for loans and other products and services we offer, all of which are affected by the pandemic.

We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders

•We believe our business continuity plan has worked to provide essential banking services to our communities and customers, while protecting our employees’ health. As part of our efforts to exercise social distancing in accordance with the guidelines of the Centers for Disease Control, starting March 23, we limited branch lobby service to appointment only while continuing to operate our branch drive-thru facilities and automated teller machines (“ATMs”). We continue to provide services through our online and other electronic channels. In addition, we established remote work access to help employees stay at home where job duties permit. On June 1, 2020 we re-opened some of our branch lobbies as permitted by state public health guidelines.

•We are focused on servicing the financial needs of our commercial and consumer clients with extensions and deferrals to loan customers effected by COVID-19, provided such customers were not more than 30 days past due at the time of the request; and

•We are a participating lender in the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirement of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness with that 10-month period. We believe these loans and our participation in the program is good for our customers and the communities we serve. A summary of our loans as of June 30, 2020 follows:

(Dollars in thousands)	# of SBA Approved	Mix	$ of SBA Approved	Mix
SBA Tier:
$2 million to $10 million	—	—%	$—	—%
$350,000 to less than $2 million	22	5	14,687	40
Up to $350,000	400	95	21,784	60
Total	422	100%	$36,471	100%

The Company extended a total of $36.5 million in loans to 422 small businesses under the Small Business Administration’s Paycheck Protection Program during the second quarter of 2020. We collected approximately $1.5 million in fees related to our PPP loans, which will be recognized net of related costs, as a yield adjustment over the life of the underlying PPP loans.

We continue to closely monitor this pandemic, and are working to continue our services during the pandemic and to address developments as those occur. Our results of operations for the six months ended June 30, 2020, and our financial condition at that date reflect only the initial effects of the pandemic, and may not be indicative of future results or financial conditions.

As of June 30, 2020, all of our capital ratios were in excess of all regulatory requirements to be well capitalized. The effects of the COVID-19 pandemic on our borrowers could result in adverse changes to credit quality and our regulatory capital ratios. We continue to closely monitor this pandemic, and are working to continue our services during the pandemic and to address developments as those occur.

CRITICAL ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company conform with U.S. GAAP and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, our assessment of other-than-temporary impairment, recurring and non-recurring fair value measurements and the valuation of OREO and deferred tax assets, were critical to the determination of our financial position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly impact our financial position and results of operations.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At June 30, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended June 30, 2020, the Company increased its look-back period to 45 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first six months of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the COVID-19 pandemic and resulting adverse economic conditions, including higher unemployment in our primary market area.

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

Other Real Estate Owned

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value of collateral, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO. At June 30, 2020 and December 31, 2019 the company had no OREO properties.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2020. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates
	Six months ended June 30,
	2020		2019
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate
Loans and loans held for sale	$461,245	4.75%	$476,063	4.87%
Securities - taxable	211,503	2.06%	173,528	2.32%
Securities - tax-exempt	62,822	3.76%	68,386	4.08%
Total securities	274,325	2.45%	241,914	2.82%
Federal funds sold	30,716	0.71%	19,198	2.36%
Interest bearing bank deposits	50,365	0.79%	36,683	2.41%
Total interest-earning assets	816,651	3.58%	773,858	4.05%
Deposits:
NOW	151,785	0.43%	134,242	0.54%
Savings and money market	226,240	0.46%	215,892	0.41%
Time Deposits	166,685	1.42%	173,423	1.43%
Total interest-bearing deposits	544,710	0.75%	523,557	0.78%
Short-term borrowings	1,394	0.50%	1,615	0.74%
Total interest-bearing liabilities	546,104	0.75%	525,172	0.78%
Net interest income and margin (tax-equivalent)	$12,529	3.09%	$13,508	3.52%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.5 million for the first six months of 2020 compared to $13.5 million for the first six months of 2019. This decrease was due to a decline in the Company’s net interest margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 47 basis points to 3.58% in the first six months of 2020 compared to 4.05% in the first six months of 2019. This decrease was primarily due to the lower rate environment, including a 150 basis point reduction in the Fed Funds rate that occurred late in the first quarter of 2020 and changes in our asset mix from the significant short-term liquidity increase in customer deposits.

The cost of total interest-bearing liabilities was 0.75% and 0.78%, for the first six months of 2020 and 2019, respectively.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provision for loan losses was $0.9 million for the first six months of 2020, compared to no provision for loan losses for the first six months of 2019. The increase in the provision for loan losses was related to adverse changes in economic conditions driven by the impact of COVID-19 pandemic, including higher unemployment in our primary market area. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.14% at June 30, 2020, compared to 0.95% at December 31, 2019. At June 30, 2020, the Company’s allowance for loan losses was 1.24% of total loans, excluding PPP loans. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$126	$176	$298	$360
Mortgage lending income	683	187	913	376
Bank-owned life insurance	108	107	506	217
Securities gains, net	81	8	87	13
Other	365	407	794	1,079
Total noninterest income	$1,363	$885	$2,598	$2,045

The decrease in service charges on deposit accounts was driven by a decline in consumer spending activity as a result of the COVID-19 pandemic.

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Origination income	$684	$102	$847	$188
Servicing fees, net	(1)	85	66	188
Total mortgage lending income	$683	$187	$913	$376

The increase in mortgage lending income was primarily due to an increase in mortgage refinance activity. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans. The increase in mortgage lending income was partially offset by a decrease in servicing fees, net of related amortization expense as prepayment speeds increased in the first six months of 2020, resulting in increased amortization expense.

Income from bank-owned life insurance increased primarily due to $0.3 million in non-taxable death benefits received in the first six months of 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies and death benefits received) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

The decrease in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019.

Noninterest Expense
	Quarter ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and benefits	$2,597	$2,799	$5,428	$5,737
Net occupancy and equipment	920	381	1,517	765
Professional fees	389	275	647	503
Other	1,053	1,174	2,223	2,235
Total noninterest expense	$4,959	$4,629	$9,815	$9,240

The decrease in salaries and benefits expense was primarily due to lower incentive accruals and an increase in deferred costs related to the PPP loan program.

The increase in net occupancy and equipment expense was primarily due to various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn. This amount includes revised depreciation estimates and other temporary relocation costs. The Company expects it will incur additional expense in 2020 related to the redevelopment project.

Income Tax Expense

Income tax expense was $0.8 million and $1.2 million for the first six months of 2020 and 2019 reflecting an effective tax rate of 17.86% and 19.46%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $302.2 million at June 30, 2020 compared to $235.9 million at December 31, 2019. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $59.2 million, and an increase of $7.1 million in the fair value of securities available-for-sale. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management allocating more funding to the investment portfolio following the significant increase in customer deposits. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.45% in 2020 and 2.82% in 2019.

Loans
	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$87,754	56,447	56,782	52,288	54,307
Construction and land development	32,967	32,302	32,841	41,599	45,395
Commercial real estate	250,588	256,099	270,318	267,346	268,500
Residential real estate	85,825	91,010	92,575	95,215	99,292
Consumer installment	8,631	8,424	8,866	9,148	9,091
Total loans	465,765	444,282	461,382	465,596	476,585
Less: unearned income	(1,491)	(414)	(481)	(488)	(524)
Loans, net of unearned income	$464,274	443,868	460,901	465,108	476,061

Total loans, net of unearned income, were $464.3 million at June 30, 2020, a increase of $3.4 million, or 1%, from $460.9 million at December 31, 2019. Excluding PPP loans, total loans net of unearned income, were $428.9 million, a decrease of $32.0 million, or 7% from December 31, 2019. This decrease was primarily due to a decrease in commercial real estate loans and residential real estate loans of $19.7 million and $6.8 million, respectively, as lower rates increased refinance activity and payoffs for multi-family residential and consumer mortgage loans. Four loan categories represented the majority of the loan portfolio at June 30, 2020: commercial real estate (54%), residential real estate (18%), construction and land development (7%) and commercial and industrial (19%). Approximately 20% of the Company’s commercial real estate loans were classified as owner-occupied at June 30, 2020.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $10.6 million, or 2% of total loans, at June 30, 2020, compared to $10.8 million, or 2% of total loans, at December 31, 2019. For residential real estate mortgage loans with a consumer purpose, the company had no loans that required interest-only payments at June 30, 2020, compared to $0.8 million at December 31, 2019. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.75% in the first six months of 2020 and 4.87% in the first six months of 2019.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $19.9 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $17.9 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At June 30, 2020, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial and industrial and commercial real estate loan portfolios to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at June 30, 2020 (and related balances at December 31, 2019).

	June 30,	December 31,
(In thousands)	2020	2019
Lessors of 1 to 4 family residential properties	$44,858	$43,652
Hotel/motel	43,183	43,719
Shopping centers	33,872	30,407
Multi-family residential properties	31,974	44,839
Office buildings	23,931	29,548

Supplemental COVID-19 Industry Exposure

We have identified certain commercial sectors with enhanced risk resulting from the impact of COVID-19. See table below for a summary of loans outstanding for these sectors at June 30, 2020.

	Portfolio Segment
(Dollars in thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Total	% of Total Loans
June 30, 2020:
Hotel/motel	$1,566	8,536	43,183	$52,472	11%
Shopping centers	19	—	33,872	33,891	7
Retail, excluding shopping centers	428	161	17,725	18,314	4
Restaurants	1,562	—	13,605	15,167	4
Total	$3,575	8,697	108,385	$119,844	26%

In light of recent disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Upon demonstrating the need for payment relief, the bank will work with qualified borrowers that were otherwise current before the pandemic to determine the most appropriate deferral option. For residential mortgage and consumer loans the borrower may elect to defer payments for up to three months. Interest continues to accrue and the amount due at maturity increases. Commercial real estate, commercial, and small business borrowers may elect to defer payments for up to three months or pay scheduled interest payments for a six-month period. The bank recognizes that a combination of the payment relief options may be prudent dependent on a borrower’s business type. As of June 30, 2020 we have granted loan payment deferrals or payments of interest only on loans totaling $112.7 million, or 24% of total loans. The table below provides information concerning the composition of these COVID-19 modifications through June 30, 2020.

COVID-19 Modifications through June 30, 2020			Modification Types
(Dollars in thousands)	Balance	% of Portfolio Modified	Interest Only Payment	P&I Payments Deferred
Commercial and industrial	$2,741	3%	21%	79%
Construction and land development	103	—	—	100
Commercial real estate	103,052	41	26	74
Residential real estate	6,663	8	2	98
Consumer installment	137	2	—	100
Total	$112,696	24%	24%	76%

COVID-19 Modifications within High Exposure Commercial Real Estate Segments
(Dollars in thousands)			Balance of Loans Modified	% of Total Segment Loans
Hotel/motel			$42,074	79%
Shopping centers			17,010	50
Retail, excluding shopping centers			5,989	32
Restaurants			10,997	60

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP. In addition, the Interagency Statement on COVID-19 Loan Modifications provides circumstances in which a loan modification is not subject to classification as a TDR if such loan is not eligible for modification under Section 4013.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $5.3 million at June 30, 2020 compared to $4.4 million at December 31, 2019, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2020 and the previous four quarters is presented below.

	2020		2019
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$4,867	4,386	4,807	4,851	4,808
Charge-offs:
Commercial and industrial	(3)	—	(236)	(128)	—
Residential real estate	—	—	(5)	(1)	—
Consumer installment	(28)	(5)	(20)	(2)	(1)
Total charge-offs	(31)	(5)	(261)	(131)	(1)
Recoveries	22	86	90	87	44
Net (charge-offs) recoveries	(9)	81	(171)	(44)	43
Provision for loan losses	450	400	(250)	—	—

Ending balance	$5,308	4,867	4,386	4,807	4,851
as a % of loans	1.14%	1.10	0.95	1.03	1.02
as a % of nonperforming loans	783%	4,196	2,345	2,763	3,703
Net charge-offs (recoveries) as % of average loans (a)	0.01%	(0.07)	0.15	0.04	(0.04)

(a) Net charge-offs (recoveries) are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.14% at June 30, 2020, compared to 0.95% at December 31, 2019. At June 30, 2020, the Company’s allowance for loan losses was 1.24% of total loans, excluding PPP loans. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment, including COVID-19 effects, in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Our allowance for loan losses is expected to increase as the cumulative effects of the COVID-19 pandemic affect our customers for a longer period and are more fully realized as a result.

Nonperforming Assets

The Company had $0.7 million and $0.2 million in nonperforming assets at June 30, 2020 and December 31, 2019, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second quarter of 2020 and the previous four quarters.

	2020		2019
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$678	116	187	174	131
Other real estate owned	—	99	—	—	303
Total nonperforming assets	$678	215	187	174	434
as a % of loans and other real estate owned	0.15%	0.05	0.04	0.04	0.09
as a % of total assets	0.07%	0.03	0.02	0.02	0.05
Nonperforming loans as a % of total loans	0.15%	0.03	0.04	0.04	0.03

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2020 and the previous four quarters.

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans:
Commercial real estate	$218	—	—	—	—
Residential real estate	459	112	187	174	131
Consumer installment	1	4	—	—	—
Total nonaccrual loans	$678	116	187	174	131

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At June 30, 2020, the Company had $0.7 million in loans on nonaccrual status compared to $0.2 million at December 31, 2019.

The Company had $49 thousand in loans 90 days or more past due and still accruing at June 30, 2020 compared to no loans at December 31, 2019.

The table below provides information concerning the composition of OREO for the second quarter of 2020 and the previous four quarters.

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Other real estate owned:
Residential	$—	99	—	—	303
Total other real estate owned	$—	99	—	—	303

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $3.6 million, or 0.8% of total loans at June 30, 2020, and $4.4 million, or 1.0% of total loans at December 31, 2019.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2020 and the previous four quarters.

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Potential problem loans:
Commercial and industrial	$211	246	266	500	590
Construction and land development	568	910	1,043	660	681
Commercial real estate	165	170	99	102	105
Residential real estate	2,645	2,913	2,899	3,460	3,621
Consumer installment	55	63	64	45	51
Total potential problem loans	$3,644	4,302	4,371	4,767	5,048

At June 30, 2020 the Company had no potential problem loans that were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the second quarter of 2020 and the previous four quarters

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$83	4	24	53	109
Construction and land development	—	8	456	449	351
Commercial real estate	168	—	—	—	—
Residential real estate	620	922	1,608	94	214
Consumer installment	8	19	64	21	8
Total	$879	953	2,152	617	682

Deposits

Total deposits were $829.8 million at June 30, 2020, compared to $724.2 million at December 31, 2019. Noninterest-bearing deposits were $247.4 million, or 29.8% of total deposits, at June 30, 2020, compared to $196.2 million, or 27.1% of total deposits at December 31, 2019. These increases reflect deposits from customers who received PPP loans, the impact of government stimulus checks, delayed tax payment and less customer spending during the COVID-19 pandemic.

The average rate paid on total interest-bearing deposits was 0.75% in the first six months of 2020 compared to 0.78% in the first six months of 2019.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at June 30, 2020, and at December 31, 2019, respectively. Securities sold under agreements to repurchase totaled $2.0 million at June 30, 2020, compared to $1.1 million at December 31, 2019.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2020 compared to 0.74% in the first six months of 2019.

The Company had no long-term debt at June 30, 2020 and December 31, 2019.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $105.3 million and $98.3 million as of June 30, 2020 and December 31, 2019, respectively. The increase from December 31, 2019 was primarily driven by net earnings of $3.5 million and other comprehensive income due to the change in unrealized gains on securities available-for-sale, net of tax of $5.3 million, partially offset by cash dividends paid of $1.8 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At June 30, 2020, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

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

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 10.62%, CET1 risk-based capital ratio was 18.00%, tier 1 risk-based capital ratio was 18.00%, and total risk-based capital ratio was 19.04% at June 30, 2020. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 11.04% at June 30, 2020.

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

• +/- 20% for a gradual change of 400 basis points

• +/- 15% for a gradual change of 300 basis points

• +/- 10% for a gradual change of 200 basis points

• +/- 5% for a gradual change of 100 basis points

At June 30, 2020, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

• 45% for an instantaneous change of +/- 400 basis points

• 35% for an instantaneous change of +/- 300 basis points

• 25% for an instantaneous change of +/- 200 basis points

• 15% for an instantaneous change of +/- 100 basis points

At June 30, 2020, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At June 30, 2020 and December 31, 2019, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2020, the Bank had a remaining available line of credit with the FHLB of $256.5 million. At June 30, 2020, the Bank also had $41.0 million of available federal funds lines with none outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At June 30, 2020, the Bank had outstanding standby letters of credit of $1.6 million and unfunded loan commitments outstanding of $70.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of June 30, 2020, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $271.4 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first six months of 2020 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2020.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of June 30, 2020, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Net interest income (GAAP)	$6,070	6,212	6,280	6,567	6,597
Tax-equivalent adjustment	127	120	126	140	145
Net interest income (Tax-equivalent)	$6,197	6,332	6,406	6,707	6,742

				Six months ended June 30,
(In thousands)				2020	2019
Net interest income (GAAP)				$12,282	13,217
Tax-equivalent adjustment				247	291
Net interest income (Tax-equivalent)				$12,529	13,508

Table 2 - Selected Quarterly Financial Data

2020	2019
Second	First	Fourth	Third	Second
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations
Net interest income (a)	$6,197	6,332	6,406	6,707	6,742
Less: tax-equivalent adjustment	127	120	126	140	145
Net interest income (GAAP)	6,070	6,212	6,280	6,567	6,597
Noninterest income	1,363	1,235	2,458	991	885
Total revenue	7,433	7,447	8,738	7,558	7,482
Provision for loan losses	450	400	(250)	—	—
Noninterest expense	4,959	4,856	5,633	4,824	4,629
Income tax expense	363	390	671	527	546
Net earnings	$1,661	1,801	2,684	2,207	2,307

Per share data:
Basic and diluted net earnings	$0.47	0.50	0.76	0.62	0.64
Cash dividends declared	0.255	0.255	0.25	0.25	0.25
Weighted average shares outstanding:
Basic and diluted	3,566,166	3,566,146	3,566,146	3,568,287	3,577,409
Shares outstanding	3,566,176	3,566,146	3,566,146	3,566,146	3,571,828
Book value	$29.53	29.04	27.57	27.12	26.34
Common stock price
High	$63.40	59.99	53.90	47.38	39.55
Low	36.81	24.11	40.00	32.33	31.06
Period end	57.09	41.98	53.00	47.38	33.50
To earnings ratio	24.29	x	16.66	19.49	18.08	13.19
To book value	193%	145	192	175	127
Performance ratios:
Return on average equity	6.34%	7.24	10.86	9.25	10.00
Return on average assets	0.74%	0.86	1.30	1.06	1.12
Dividend payout ratio	54.26%	51.00	32.89	40.32	39.06
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.14%	1.10	0.95	1.03	1.02
Nonperforming loans	783%	4,196	2,345	2,763	3,703
Nonperforming assets as a % of:
Loans and other real estate owned	0.15%	0.05	0.04	0.04	0.09
Total assets	0.07%	0.03	0.02	0.02	0.05
Nonperforming loans as a % of total loans	0.15%	0.03	0.04	0.04	0.03
Annualized net chargeoffs (recoveries) as a % of average loans	0.01%	(0.07)	0.15	0.04	(0.04)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	18.00%	17.77	17.28	17.06	16.26
Tier 1 risk-based capital ratio	18.00%	17.77	17.28	17.06	16.26
Total risk-based capital ratio	19.04%	18.72	18.12	17.96	17.14
Tier 1 leverage ratio	10.62%	11.17	11.23	11.22	11.14
Other financial data:
Net interest margin (a)	2.95%	3.23	3.27	3.41	3.50
Effective income tax rate	17.93%	17.80	20.00	19.28	19.14
Efficiency ratio (b)	65.60%	64.17	63.55	62.67	60.69
Selected average balances:
Securities	$291,333	257,317	249,106	247,114	243,784
Loans, net of unearned income	466,971	451,210	469,579	472,747	473,281
Total assets	893,720	838,725	827,684	829,761	821,706
Total deposits	782,381	734,047	723,557	729,608	725,263
Total stockholders’ equity	104,820	99,560	98,887	95,400	92,272
Selected period end balances:
Securities	$302,193	280,435	235,902	251,152	248,813
Loans, net of unearned income	464,274	443,868	460,901	465,108	476,061
Allowance for loan losses	5,308	4,867	4,386	4,807	4,851
Total assets	942,887	856,475	828,570	824,963	839,178
Total deposits	829,810	746,785	724,152	723,071	740,501
Total stockholders’ equity	105,299	103,563	98,328	96,720	94,065
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3 - Selected Financial Data

Six months ended June 30,
(Dollars in thousands, except per share amounts)	2020	2019
Results of Operations
Net interest income (a)	$12,529	13,508
Less: tax-equivalent adjustment	247	291
Net interest income (GAAP)	12,282	13,217
Noninterest income	2,598	2,045
Total revenue	14,880	15,262
Provision for loan losses	850	—
Noninterest expense	9,815	9,240
Income tax expense	753	1,172
Net earnings	$3,462	4,850

Per share data:
Basic and diluted net earnings	$0.97	1.35
Cash dividends declared	0.51	0.50
Weighted average shares outstanding:
Basic and diluted	3,566,156	3,595,972
Shares outstanding, at period end	3,566,176	3,571,828
Book value	$29.53	26.34
Common stock price
High	$63.40	39.55
Low	24.11	30.61
Period end	57.09	33.50
To earnings ratio	24.29	x	13.19
To book value	193%	127
Performance ratios:
Return on average equity	6.78%	10.65
Return on average assets	0.80%	1.18
Dividend payout ratio	52.58%	37.04
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.14%	1.02
Nonperforming loans	782.89%	3,703.05
Nonperforming assets as a % of:
Loans and other real estate owned	0.15%	0.09
Total assets	0.07%	0.05
Nonperforming loans as a % of total loans	0.15%	0.03
Annualized net recoveries as a % of average loans	(0.03)%	(0.03)
Capital Adequacy: (c)
CET 1 risk-based capital ratio	18.00%	16.26
Tier 1 risk-based capital ratio	18.00%	16.26
Total risk-based capital ratio	19.04%	17.14
Tier 1 leverage ratio	10.62%	11.14
Other financial data:
Net interest margin (a)	3.09%	3.52
Effective income tax rate	17.86%	19.46
Efficiency ratio (b)	64.88%	59.41
Selected average balances:
Securities	$274,325	241,914
Loans, net of unearned income	459,091	475,297
Total assets	866,222	824,409
Total deposits	646,899	728,881
Total stockholders’ equity	102,190	91,110
Selected period end balances:
Securities	$302,193	248,813
Loans, net of unearned income	464,274	476,061
Allowance for loan losses	5,308	4,851
Total assets	942,887	839,178
Total deposits	829,810	740,501
Total stockholders’ equity	105,299	94,065
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended June 30,
		2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (1)	$470,335	$5,494	4.70%	$474,089	$5,763	4.88%
Securities - taxable	226,585	1,056	1.87%	175,492	985	2.25%
Securities - tax-exempt (2)	64,748	603	3.75%	68,292	689	4.05%
Total securities	291,333	1,659	2.29%	243,784	1,674	2.75%
Federal funds sold	31,673	16	0.20%	17,016	99	2.33%
Interest bearing bank deposits	51,352	11	0.09%	36,691	212	2.32%
Total interest-earning assets	844,693	$7,180	3.42%	771,580	$7,748	4.03%
Cash and due from banks	13,361			13,822
Other assets	35,666			36,304
Total assets	$893,720			$821,706
Interest-bearing liabilities:
Deposits:
NOW	$154,225	$138	0.36%	$136,105	$184	0.54%
Savings and money market	231,571	263	0.46%	211,521	217	0.41%
Time deposits	165,922	580	1.41%	169,702	603	1.43%
Total interest-bearing deposits	551,718	981	0.72%	517,328	1,004	0.78%
Short-term borrowings	1,428	2	0.50%	1,260	2	0.64%
Total interest-bearing liabilities	553,146	$983	0.71%	518,588	$1,006	0.78%
Noninterest-bearing deposits	230,663			207,935
Other liabilities	5,091			2,911
Stockholders' equity	104,820			92,272
Total liabilities and stockholders' equity	$893,720			$821,706

Net interest income and margin (tax-equivalent)		$6,197	2.95%		$6,742	3.50%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 5 - Average Balances and Net Interest Income Analysis

	Six months ended June 30,
		2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (1)	$461,245	$10,906	4.75%	$476,063	$11,490	4.87%
Securities - taxable	211,503	2,167	2.06%	173,528	2,000	2.32%
Securities - tax-exempt (2)	62,822	1,176	3.76%	68,386	1,384	4.08%
Total securities	274,325	3,343	2.45%	241,914	3,384	2.82%
Federal funds sold	30,716	109	0.71%	19,198	225	2.36%
Interest bearing bank deposits	50,365	197	0.79%	36,683	438	2.41%
Total interest-earning assets	816,651	$14,555	3.58%	773,858	$15,537	4.05%
Cash and due from banks	13,773			14,220
Other assets	35,798			36,331
Total assets	$866,222			$824,409
Interest-bearing liabilities:
Deposits:
NOW	$151,785	$326	0.43%	$134,242	$359	0.54%
Savings and money market	226,240	516	0.46%	215,892	440	0.41%
Time deposits	166,685	1,180	1.42%	173,423	1,226	1.43%
Total interest-bearing deposits	544,710	2,022	0.75%	523,557	2,025	0.78%
Short-term borrowings	1,394	4	0.50%	1,615	4	0.74%
Total interest-bearing liabilities	546,104	$2,026	0.75%	525,172	$2,029	0.78%
Noninterest-bearing deposits	213,505			205,324
Other liabilities	4,423			2,803
Stockholders' equity	102,190			91,110
Total liabilities and stockholders' equity	$866,222			$824,409

Net interest income and margin (tax-equivalent)		$12,529	3.09%		$13,508	3.52%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 6 - Loan Portfolio Composition

	2020		2019
	Second	First	Fourth	Third	Second
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$87,754	56,447	56,782	52,288	54,307
Construction and land development	32,967	32,302	32,841	41,599	45,395
Commercial real estate	250,588	256,099	270,318	267,346	268,500
Residential real estate	85,825	91,010	92,575	95,215	99,292
Consumer installment	8,631	8,424	8,866	9,148	9,091
Total loans	465,765	444,282	461,382	465,596	476,585
Less: unearned income	(1,491)	(414)	(481)	(488)	(524)
Loans, net of unearned income	464,274	443,868	460,901	465,108	476,061
Less: allowance for loan losses	(5,308)	(4,867)	(4,386)	(4,807)	(4,851)
Loans, net	$458,966	439,001	456,515	460,301	471,210

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2020		2019
	Second	First	Fourth	Third	Second
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan losses:
Balance at beginning of period	$4,867	4,386	4,807	4,851	4,808
Charge-offs:
Commercial and industrial	(3)	—	(236)	(128)	—
Residential real estate	—	—	(5)	(1)	—
Consumer installment	(28)	(5)	(20)	(2)	(1)
Total charge-offs	(31)	(5)	(261)	(131)	(1)
Recoveries	22	86	90	87	44
Net (charge-offs) recoveries	(9)	81	(171)	(44)	43
Provision for loan losses	450	400	(250)	—	—

Ending balance	$5,308	4,867	4,386	4,807	4,851
as a % of loans	1.14%	1.10	0.95	1.03	1.02
as a % of nonperforming loans	1.24%	n/a	n/a	n/a	n/a
as a % of nonperforming loans	783%	4,196	2,345	2,763	3,703
Net charge-offs (recoveries) as % of avg. loans (a)	0.01%	(0.07)	0.15	0.04	(0.04)

Nonperforming assets:
Nonaccrual loans	$678	116	187	174	131
Other real estate owned	—	99	—	—	303
Total nonperforming assets	$678	215	187	174	434
as a % of loans and other real estate owned	0.15%	0.05	0.04	0.04	0.09
as a % of total assets	0.07%	0.03	0.02	0.02	0.05
Nonperforming loans as a % of total loans	0.15%	0.03	0.04	0.04	0.03
Accruing loans 90 days or more past due	$49	—	—	94	—

(a) Net (charge-offs) recoveries are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2020				2019
	Second Quarter		First Quarter		Fourth Quarter		Third Quarter		Second Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$679	18.8	$675	12.7	$577	12.3	$685	11.2	$726	11.4
Construction and land
development	613	7.1	582	7.3	569	7.1	730	8.9	781	9.5
Commercial real estate	2,915	53.8	2,596	57.6	2,289	58.6	2,354	57.4	2,287	56.4
Residential real estate	954	18.4	877	20.5	813	20.1	890	20.5	904	20.8
Consumer installment	147	1.9	137	1.9	138	1.9	148	2.0	153	1.9
Total allowance for loan losses	$5,308		$4,867		$4,386		$4,807		$4,851

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	June 30, 2020
Maturity of:
3 months or less	$21,602
Over 3 months through 6 months	23,998
Over 6 months through 12 months	10,308
Over 12 months	51,463
Total CDs and other time deposits of $100,000 or more	$107,371

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

The ongoing COVID-19 national health emergency has significantly disrupted the United States and international economies and financial markets. We expect that the COVID-19 pandemic and its effects will continue to adversely affect our business, financial condition and results of operations in future periods. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. The State of Alabama and many other states have taken preventative and protective actions, such as imposing a statewide mask mandate, restrictions on travel, business operations, public gatherings, social distancing, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of non-essential businesses. Though certain of these measures have been relaxed or eliminated, recent increases in reported cases could cause these measures to be re-established.

The travel, hospitality and food and beverage industries, restaurants and auto manufacturers, and their suppliers have been severely affected. A significant number of layoffs, furloughs of employees, as well as mandated remote work have occurred in these and other industries, including government offices, schools and universities. Auburn University is holding virtual classes only from March 16, 2020 through the summer session. Auburn University announced its guidelines for the fall semester of 2020, which will involve both remote and in person instructions as well as social distancing measures. The economic impact of these measures is not presently known. Hyundai’s Montgomery and Kia’s West Point, Georgia plants were closed for a portion of the first quarter of 2020, but began a phased reopen in the second quarter of 2020 in response to COVID-19.

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

• Declines in demand for loans and other banking services and products, and reduced interchange fees on payment cards;

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

Our stock price may reflect securities market conditions

The ongoing COVID-19 pandemic has resulted in substantial securities market losses, especially for bank stocks and has, and may continue to, adversely affect the market of our common stock. The spread, intensification and duration of COVID-19 pandemic, as well as the effectiveness of governmental, fiscal and monetary policies, and regulatory responses to the pandemic, further affect the financial markets and the market prices for securities generally, and the market prices for bank stocks, including our common stock.

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

The CARES Act and the PPP and Healthcare Enhancement Act included an approximately $659 billion loan for the PPP administered through by the SBA and the U.S. Department of the Treasury. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved PPP lenders, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. As of June 30, 2020, we have secured funding of approximately 422 loans totaling approximately $36.5 million through the PPP program. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved favorably to the Bank, it may result in financial liability or adversely affect our reputation. Litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the second quarter of 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30, 2020	—	$—	—	$5,000,000
May 1 - May 31, 2020	—	—	—	5,000,000
June 1 - June 30, 2020	—	—	—	5,000,000
Total	—	—	—	5,000,000

(1) On March 10, 2020 the Company adopted a $5 million stock repurchase program that become effective April 1, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit

NumberDescription

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

AUBURN NATIONAL BANCORPORATION, INC.

(Registrant)

Date: August 6, 2020	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: August 6, 2020	By: /s/ David A. Hedges
David A. Hedges
Executrive Vice President and Chief Financial Officer