Form 10-Q
period 2020-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2020-10-30
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AUBN	NASDAQ Global Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29,
Common Stock, $0.01 par value per share	3,566,276 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2020	2019
Assets:
Cash and due from banks	$17,079	$15,172
Federal funds sold	29,182	25,944
Interest-bearing bank deposits	56,412	51,327
Cash and cash equivalents	102,673	92,443
Securities available-for-sale	320,922	235,902
Loans held for sale	4,765	2,202
Loans, net of unearned income	472,453	460,901
Allowance for loan losses	(5,575)	(4,386)
Loans, net	466,878	456,515
Premises and equipment, net	15,473	14,743
Bank-owned life insurance	19,124	19,202
Other assets	8,055	6,872
Total assets	$937,890	$827,879
Liabilities:
Deposits:
Noninterest-bearing	$238,482	$196,218
Interest-bearing	585,498	527,934
Total deposits	823,980	724,152
Federal funds purchased and securities sold under agreements to repurchase	2,070	1,069
Accrued expenses and other liabilities	5,526	4,330
Total liabilities	831,576	729,551
Stockholders' equity:
Preferred stock of $.01 par value; authorized 200,000 shares;
no shares issued	—	—
Common stock of $.01 par value; authorized 8,500,000 shares;
issued 3,957,135 shares	39	39
Additional paid-in capital	3,789	3,784
Retained earnings	104,471	101,801
Accumulated other comprehensive income, net	7,369	2,059
Less treasury stock, at cost - 390,859 shares and 390,989 at September 30, 2020
and December 31, 2019, respectively	(9,354)	(9,355)
Total stockholders’ equity	106,314	98,328
Total liabilities and stockholders’ equity	$937,890	$827,879
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$5,453	$5,787	$16,359	$17,277
Securities:
Taxable	913	997	3,080	2,997
Tax-exempt	461	526	1,390	1,619
Federal funds sold and interest-bearing bank deposits	26	335	332	998
Total interest income	6,853	7,645	21,161	22,891
Interest expense:
Deposits	983	1,076	3,005	3,101
Short-term borrowings	2	2	6	6
Total interest expense	985	1,078	3,011	3,107
Net interest income	5,868	6,567	18,150	19,784
Provision for loan losses	250	—	1,100	—
Net interest income after provision for loan losses	5,618	6,567	17,050	19,784

Noninterest income:
Service charges on deposit accounts	139	182	437	542
Mortgage lending	702	263	1,615	639
Bank-owned life insurance	109	109	615	326
Other	408	393	1,202	1,472
Securities gains, net	16	44	103	57
Total noninterest income	1,374	991	3,972	3,036

Noninterest expense:
Salaries and benefits	2,802	2,894	8,230	8,631
Net occupancy and equipment	457	387	1,974	1,152
Professional fees	230	195	877	698
Other	1,164	1,348	3,387	3,583
Total noninterest expense	4,653	4,824	14,468	14,064

Earnings before income taxes	2,339	2,734	6,554	8,756
Income tax expense	403	527	1,156	1,699

Net earnings	$1,936	$2,207	$5,398	$7,057

Net earnings per share:
Basic and diluted	$0.54	$0.62	$1.51	$1.97

Weighted average shares outstanding:
Basic and diluted	3,566,239	3,568,287	3,566,184	3,586,642
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net earnings	$1,936	$2,207	$5,398	$7,057

Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) gain on securities	(5)	1,596	5,387	6,049
Reclassification adjustment for net gain on securities
recognized in net earnings	(12)	(33)	(77)	(43)
Other comprehensive (loss) income	(17)	1,563	5,310	6,006

Comprehensive income	$1,919	$3,770	$10,708	$13,063
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	Shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	Outstanding	Stock	capital	earnings	income (loss)	stock	Total
Quarter ended September 30, 2020
Balance, June 30, 2020	3,566,176	$39	$3,785	$103,444	$7,386	$(9,355)	$105,299
Net earnings	—	—	—	1,936	—	—	1,936
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Cash dividends paid ($.255 per share)	—	—	—	(909)	—	—	(909)
Sale of treasury stock	100	—	4	—	—	1	5
Balance, September 30, 2020	3,566,276	$39	$3,789	$104,471	$7,369	$(9,354)	$106,314

Quarter ended September 30, 2019
Balance, June 30, 2019	3,571,828	$39	$3,783	$98,694	$680	$(9,131)	$94,065
Net earnings	—	—	—	2,207	—	—	2,207
Other comprehensive income	—	—	—	—	1,563	—	1,563
Cash dividends paid ($.25 per share)	—	—	—	(892)	—	—	(892)
Stock repurchases	(5,702)	—	—	—	—	(224)	(224)
Sale of treasury stock	20	—	1	—	—	—	1
Balance, September 30, 2019	3,566,146	$39	$3,784	$100,009	$2,243	$(9,355)	$96,720

Nine months ended September 30, 2020
Balance, December 31, 2019	3,566,146	$39	$3,784	$101,801	$2,059	$(9,355)	$98,328
Net earnings	—	—	—	5,398	—	—	5,398
Other comprehensive income	—	—	—	—	5,310	—	5,310
Cash dividends paid ($.765 per share)	—	—	—	(2,728)	—	—	(2,728)
Sale of treasury stock	130	—	5	—	—	1	6
Balance, September 30, 2020	3,566,276	$39	$3,789	$104,471	$7,369	$(9,354)	$106,314

Nine months ended September 30, 2019
Balance, December 31, 2018	3,643,868	$39	$3,779	$95,635	$(3,763)	$(6,635)	$89,055
Net earnings	—	—	—	7,057	—	—	7,057
Other comprehensive income	—	—	—	—	6,006	—	6,006
Cash dividends paid ($.75 per share)	—	—	—	(2,683)	—	—	(2,683)
Stock repurchases	(77,907)	—	—	—	—	(2,721)	(2,721)
Sale of treasury stock	185	—	5	—	—	1	6
Balance, September 30, 2019	3,566,146	$39	$3,784	$100,009	$2,243	$(9,355)	$96,720
See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net earnings	$5,398	$7,057
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	1,100	—
Depreciation and amortization	1,336	705
Premium amortization and discount accretion, net	1,950	1,365
Net gain on securities available-for-sale	(103)	(57)
Net gain on sale of loans held for sale	(1,569)	(382)
Net gain on other real estate owned	(52)	(59)
Loans originated for sale	(60,173)	(22,051)
Proceeds from sale of loans	58,707	21,585
Increase in cash surrender value of bank-owned life insurance	(334)	(326)
Income recognized from death benefit on bank-owned life insurance	(282)	—
Net increase in other assets	(1,241)	(1,009)
Net (decrease) increase in accrued expenses and other liabilities	(585)	1,671
Net cash provided by operating activities	4,152	8,499

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	21,029	12,159
Proceeds from prepayments and maturities of securities available-for-sale	39,909	38,413
Purchase of securities available-for-sale	(140,714)	(55,212)
(Increase) decrease in loans, net	(11,562)	11,735
Net purchases of premises and equipment	(1,527)	(1,604)
Proceeds from bank-owned life insurance death benefit	694	—
(Increase) decrease in FHLB stock	(9)	32
Proceeds from sale of other real estate owned	151	394
Net cash (used in) provided by investing activities	(92,029)	5,917

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	42,264	1,630
Net increase (decrease) in interest-bearing deposits	57,564	(2,752)
Net increase (decrease) in federal funds purchased and securities sold
under agreements to repurchase	1,001	(1,328)
Proceeds from sale of treasury stock	6	6
Stock repurchases	—	(2,721)
Dividends paid	(2,728)	(2,683)
Net cash provided by (used in) financing activities	98,107	(7,848)

Net change in cash and cash equivalents	10,230	6,568
Cash and cash equivalents at beginning of period	92,443	65,076
Cash and cash equivalents at end of period	$102,673	$71,644

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,011	$3,037
Income taxes	678	1,499
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets	—	891
Initial recognition of operating lease liabilities	—	889
Real estate acquired through foreclosure	99	82
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2020. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Accounting Developments

In the first nine months of 2020, the Company adopted new guidance related to the following ASUs:

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

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. At September 30, 2020 and 2019, respectively, the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below.
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2020	2019	2020	2019
Basic and diluted:
Net earnings	$1,936	$2,207	$5,398	$7,057
Weighted average common shares outstanding	3,566,239	3,568,287	3,566,184	3,586,642
Net earnings per share	$0.54	$0.62	$1.51	$1.97

NOTE 3: SECURITIES

At September 30, 2020 and December 31, 2019, respectively, all securities within the scope of ASC 320, Investments – Debt and Equity Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2020 and December 31, 2019, respectively, are presented below.

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
September 30, 2020
Agency obligations (a)	$5,011	29,994	55,660	5,389	96,054	3,396	19	$92,677
Agency RMBS (a)	—	1,302	8,292	145,053	154,647	3,415	285	151,517
State and political subdivisions	96	1,168	6,712	62,245	70,221	3,345	13	66,889
Total available-for-sale	$5,107	32,464	70,664	212,687	320,922	10,156	317	$311,083

December 31, 2019
Agency obligations (a)	$4,993	27,245	18,470	—	50,708	215	98	$50,591
Agency RMBS (a)	—	560	4,510	118,207	123,277	798	261	122,740
State and political subdivisions	—	1,355	6,166	54,396	61,917	2,104	9	59,822
Total available-for-sale	$4,993	29,160	29,146	172,603	235,902	3,117	368	$233,153
(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Securities with aggregate fair values of $162.4 million and $147.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments. The carrying amounts of non-marketable equity investments were $1.4 million at September 30, 2020 and December 31, 2019, respectively. Non-marketable equity investments include FHLB of Atlanta Stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2020 and December 31, 2019, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2020:
Agency obligations	$5,013	19	—	—	$5,013	19
Agency RMBS	30,819	285	—	—	30,819	285
State and political subdivisions	2,868	13	—	—	2,868	13
Total	$38,700	317	—	—	$38,700	317

December 31, 2019:
Agency obligations	$24,734	97	4,993	1	$29,727	98
Agency RMBS	40,126	98	21,477	163	61,603	261
State and political subdivisions	2,741	9	—	—	2,741	9
Total	$67,601	204	26,470	164	$94,071	368

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

Agency obligations

The unrealized losses associated with agency obligations were primarily driven by declines in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Agency RMBS

The unrealized losses associated with agency residential mortgage-backed securities (“RMBS”) were primarily driven by declines in interest rates and not due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Securities of U.S. states and political subdivisions

The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by declines in interest rates and were not due to the credit quality of the securities. Some of these securities are guaranteed by a bond insurer, but management did not rely on the guarantee in making its investment decision. These securities will continue to be monitored as part of the Company’s quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire amortized cost basis of these securities.

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

Other-Than-Temporarily Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At September 30, 2020 and December 31, 2019, the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the nine months ended September 30, 2020 and 2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales of securities.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Gross realized gains	$78	44	$184	76
Gross realized losses	(62)	—	(81)	(19)
Realized gains, net	$16	44	$103	57

NOTE 4: LOANS AND ALLOWANCE FOR LOAN LOSSES

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Commercial and industrial	$98,244	$56,782
Construction and land development	31,651	32,841
Commercial real estate:
Owner occupied	48,955	48,860
Hotel/motel	43,111	43,719
Multi-family	32,608	44,839
Other	126,318	132,900
Total commercial real estate	250,992	270,318
Residential real estate:
Consumer mortgage	37,577	48,923
Investment property	47,477	43,652
Total residential real estate	85,054	92,575
Consumer installment	7,731	8,866
Total loans	473,672	461,382
Less: unearned income	(1,219)	(481)
Loans, net of unearned income	$472,453	$460,901

Loans secured by real estate were approximately 77.6%of the Company’s total loan portfolio at September 30, 2020. At September 30, 2020, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

Commercial and industrial (“C&I”) — includes loans to finance business operations, equipment purchases, or other needs for small and medium-sized commercial customers. Also included in this category are loans to finance agricultural production. Generally, the primary source of repayment is the cash flow from business operations and activities of the borrower. We are a participating lender in the Paycheck Protection Program (“PPP”). PPP loans are forgivable in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. As of September 30, 2020, the Company has 422 PPP loans with an aggregate outstanding principal balance of $36.5 million included in this category.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2020 and December 31, 2019.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(Dollars in thousands)	Current	Past Due	90 days	Loans	Accrual	Loans
September 30, 2020:
Commercial and industrial	$98,196	48	—	98,244	—	$98,244
Construction and land development	31,651	—	—	31,651	—	31,651
Commercial real estate:
Owner occupied	48,955	—	—	48,955	—	48,955
Hotel/motel	43,111	—	—	43,111	—	43,111
Multi-family	32,608	—	—	32,608	—	32,608
Other	126,102	—	—	126,102	216	126,318
Total commercial real estate	250,776	—	—	250,776	216	250,992
Residential real estate:
Consumer mortgage	37,179	106	71	37,356	221	37,577
Investment property	47,366	—	—	47,366	111	47,477
Total residential real estate	84,545	106	71	84,722	332	85,054
Consumer installment	7,724	6	—	7,730	1	7,731
Total	$472,892	160	71	473,123	549	$473,672

December 31, 2019:
Commercial and industrial	$56,758	24	—	56,782	—	$56,782
Construction and land development	32,385	456	—	32,841	—	32,841
Commercial real estate:
Owner occupied	48,860	—	—	48,860	—	48,860
Hotel/motel	43,719	—	—	43,719	—	43,719
Multi-family	44,839	—	—	44,839	—	44,839
Other	132,900	—	—	132,900	—	132,900
Total commercial real estate	270,318	—	—	270,318	—	270,318
Residential real estate:
Consumer mortgage	47,151	1,585	—	48,736	187	48,923
Investment property	43,629	23	—	43,652	—	43,652
Total residential real estate	90,780	1,608	—	92,388	187	92,575
Consumer installment	8,802	64	—	8,866	—	8,866
Total	$459,043	2,152	—	461,195	187	$461,382

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2020, the Company increased its look-back period to 46 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first nine months of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the novel strain of coronavirus (“COVID-19 pandemic”) and resulting adverse economic conditions, including higher unemployment in our primary market area.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

	September 30, 2020
(Dollars in thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$679	613	2,915	954	147	$5,308
Charge-offs	—	—	—	—	(4)	(4)
Recoveries	8	—	—	8	5	21
Net recoveries	8	—	—	8	1	17
Provision for loan losses	111	(31)	205	(8)	(27)	250
Ending balance	$798	582	3,120	954	121	$5,575

Nine months ended:
Beginning balance	$577	569	2,289	813	138	$4,386
Charge-offs	(4)	—	—	—	(36)	(40)
Recoveries	63	—	—	53	13	129
Net recoveries (charge-offs)	59	—	—	53	(23)	89
Provision for loan losses	162	13	831	88	6	1,100
Ending balance	$798	582	3,120	954	121	$5,575

	September 30, 2019
(Dollars in thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended:
Beginning balance	$726	781	2,287	904	153	$4,851
Charge-offs	(128)	—	—	(1)	(2)	(131)
Recoveries	59	—	—	12	16	87
Net (charge-offs) recoveries	(69)	—	—	11	14	(44)
Provision for loan losses	28	(51)	67	(25)	(19)	—
Ending balance	$685	730	2,354	890	148	$4,807

Nine months ended:
Beginning balance	$778	700	2,218	946	148	$4,790
Charge-offs	(128)	—	—	(1)	(18)	(147)
Recoveries	83	—	1	59	21	164
Net (charge-offs) recoveries	(45)	—	1	58	3	17
Provision for loan losses	(48)	30	135	(114)	(3)	—
Ending balance	$685	730	2,354	890	148	$4,807

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio segment and impairment methodology as of September 30, 2020 and 2019.

	Collectively evaluated (1)		Individually evaluated (2)		Total
	Allowance	Recorded	Allowance	Recorded	Allowance	Recorded
	for loan	investment	for loan	investment	for loan	investment
(Dollars in thousands)	losses	in loans	losses	in loans	losses	in loans
September 30, 2020:
Commercial and industrial (3)	$798	98,244	—	—	798	98,244
Construction and land development	582	31,651	—	—	582	31,651
Commercial real estate	3,120	250,776	—	216	3,120	250,992
Residential real estate	954	84,943	—	111	954	85,054
Consumer installment	121	7,731	—	—	121	7,731
Total	$5,575	473,345	—	327	5,575	473,672

September 30, 2019:
Commercial and industrial	$685	52,288	—	—	685	52,288
Construction and land development	730	41,599	—	—	730	41,599
Commercial real estate	2,354	267,346	—	—	2,354	267,346
Residential real estate	890	95,215	—	—	890	95,215
Consumer installment	148	9,148	—	—	148	9,148
Total	$4,807	465,596	—	—	4,807	465,596

(1)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies, and pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-30, Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Includes $36.5 million of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee

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

• Nonaccrual – includes loans where management has determined that full payment of principal and interest is not expected.

(Dollars in thousands)	Pass	Special Mention	Substandard Accruing	Nonaccrual	Total loans
September 30, 2020:
Commercial and industrial	$95,824	2,190	230	—	$98,244
Construction and land development	31,088	—	563	—	31,651
Commercial real estate:
Owner occupied	45,089	3,723	143	—	48,955
Hotel/motel	43,111	—	—	—	43,111
Multi-family	29,078	3,530	—	—	32,608
Other	125,574	483	45	216	126,318
Total commercial real estate	242,852	7,736	188	216	250,992
Residential real estate:
Consumer mortgage	34,682	398	2,276	221	37,577
Investment property	46,654	502	210	111	47,477
Total residential real estate	81,336	900	2,486	332	85,054
Consumer installment	7,673	15	42	1	7,731
Total	$458,773	10,841	3,509	549	$473,672

December 31, 2019:
Commercial and industrial	$54,340	2,176	266	—	$56,782
Construction and land development	31,798	—	1,043	—	32,841
Commercial real estate:
Owner occupied	47,865	917	78	—	48,860
Hotel/motel	43,719	—	—	—	43,719
Multi-family	44,839	—	—	—	44,839
Other	132,030	849	21	—	132,900
Total commercial real estate	268,453	1,766	99	—	270,318
Residential real estate:
Consumer mortgage	45,247	962	2,527	187	48,923
Investment property	42,331	949	372	—	43,652
Total residential real estate	87,578	1,911	2,899	187	92,575
Consumer installment	8,742	60	64	—	8,866
Total	$450,911	5,913	4,371	187	$461,382

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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated for impairment at September 30, 2020 and December 31, 2019.

	September 30, 2020
(Dollars in thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial real estate:
Other	$218	(2)	216	$—
Total commercial real estate	218	(2)	216	—
Residential real estate:
Investment property	111	—	111	—
Total residential real estate	111	—	111	—
Total impaired loans	$329	(2)	327	$—

(1) Unpaid principal balance represents the contractual obligation due from the customer.
(2) Charge-offs and payments applied represents cumulative charge-offs taken, as well as interest payments that have been applied against the outstanding principal balance subsequent to the loans being placed on nonaccrual status.
(3) Recorded investment represents the unpaid principal balance less charge-offs and payments applied; it is shown before any related allowance for loan losses.

	December 31, 2019
(Dollars in thousands)	Unpaid principal balance (1)	Charge-offs and payments applied (2)	Recorded investment (3)	Related allowance
With no allowance recorded:
Commercial and industrial	$335	(236)	99	$—
Total impaired loans	$335	(236)	99	$—

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

	Quarter ended September 30, 2020		Nine months ended September 30, 2020
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(Dollars in thousands)	investment	recognized	investment	recognized
Impaired loans:
Commercial real estate:
Other	$217	—	87	—
Total commercial real estate	217	—	87	—
Residential real estate:
Investment property	111	—	44	—
Total residential real estate	111	—	44	—
Total	$328	—	131	—

	Quarter ended September 30, 2019		Nine months ended September 30, 2019
	Average	Total interest	Average	Total interest
	recorded	income	recorded	income
(Dollars in thousands)	investment	recognized	investment	recognized
Impaired loans:
Commercial real estate:
Owner occupied	$—	—	31	9
Total commercial real estate	—	—	31	9
Total	$—	—	31	9

Troubled Debt Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”). On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under ASC 340-10 TDR classifications for a limited period of time to account for the effects of COVID-19. On April 7, 2020, the Federal Reserve and the other banking agencies and regulators issued a statement, “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working With Customers Affected by the Coronavirus (Revised)” (the “Interagency Statement on COVID-19 Loan Modifications”), to encourage banks to work prudently with borrowers and to describe the agencies’ interpretation of how accounting rules under ASC 310-40, “Troubled Debt Restructurings by Creditors,” apply to certain COVID-19-related modifications. The Interagency Statement on COVID-19 Loan Modifications was supplemented on June 23, 2020 by the Interagency Examiner Guidance for Assessing Safety and Soundness Considering the Effect of the COVID-19 Pandemic on Institutions. If a loan modification is eligible, a bank may elect to account for the loan under section 4013 of the CARES Act. If a loan modification is not eligible under section 4013, or if the bank elects not to account for the loan modification under section 4013, the Revised Statement includes criteria when a bank may presume a loan modification is not a TDR in accordance with ASC 310-40.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the related allowance for loan losses, by portfolio segment and class as of September 30, 2020. The company had no TDRs as of December 31, 2019.

	TDRs
				Related
(Dollars in thousands)	Accruing	Nonaccrual	Total	Allowance
September 30, 2020
Commercial real estate:
Other	$—	216	216	$—
Total commercial real estate	—	216	216	—
Residential real estate:
Investment property	—	111	111	—
Total residential real estate	—	111	111	—
Total	$—	327	327	$—

At September 30, 2020, there were no significant outstanding commitments to advance additional funds to customers whose loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their modification.

	Quarter ended September 30,			Nine months ended September 30,
		Pre-	Post -		Pre-	Post -
		modification	modification		modification	modification
	Number	outstanding	outstanding	Number	outstanding	outstanding
	of	recorded	recorded	of	recorded	recorded
(Dollars in thousands)	contracts	investment	investment	contracts	investment	investment
2020:
Commercial real estate:
Other	—	$—	—	1	$216	216
Total commercial real estate	—	—	—	1	216	216
Residential real estate:
Investment property	—	—	—	3	111	111
Total residential real estate	—	—	—	3	111	111
Total	—	$—	—	4	$327	327

Four loans were modified in a TDR during the nine months ended September 30, 2020. The only concession granted by the Company was related to a delay in the required payment of principal and interest. There were no loans modified in a TDR during the quarter and nine months ended September 30, 2019.

During the quarter and nine months ended September 30, 2020 and 2019, respectively, there were no loans modified in a TDR within the previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The following table details the changes in amortized MSRs and the related valuation allowance for the respective periods.
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
MSRs, net:
Beginning balance	$1,271	$1,355	$1,299	$1,441
Additions, net	234	80	471	160
Amortization expense	(183)	(109)	(448)	(275)
Ending balance	$1,322	$1,326	$1,322	$1,326

Valuation allowance included in MSRs, net:
Beginning of period	$—	$—	$—	$—
End of period	—	—	—	—

Fair value of amortized MSRs:
Beginning of period	$1,690	$2,333	$2,111	$2,697
End of period	1,521	2,068	1,521	2,068

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2020, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Securities available-for-sale:
Agency obligations	$96,054	—	96,054	—
Agency RMBS	154,647	—	154,647	—
State and political subdivisions	70,221	—	70,221	—
Total securities available-for-sale	320,922	—	320,922	—
Total assets at fair value	$320,922	—	320,922	—

December 31, 2019:
Securities available-for-sale:
Agency obligations	$50,708	—	50,708	—
Agency RMBS	123,277	—	123,277	—
State and political subdivisions	61,917	—	61,917	—
Total securities available-for-sale	235,902	—	235,902	—
Total assets at fair value	$235,902	—	235,902	—

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

Other real estate owned

Other real estate owned (“OREO”), consisting of properties obtained through foreclosure or in satisfaction of loans, is initially recorded at the lower of the loan’s carrying amount or the fair value of collateral less costs to sell upon transfer of the loans to other real estate. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value hierarchy. The appraisals are sometimes further discounted based on management’s historical knowledge, and/or changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest expense.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019, respectively, by caption, on the accompanying consolidated balance sheets and by FASB ASC 820 valuation hierarchy (as described above):

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2020:
Loans held for sale	$4,765	—	4,765	—
Loans, net(1)	327	—	—	327
Other assets (2)	1,322	—	—	1,322
Total assets at fair value	$6,414	—	4,765	1,649
December 31, 2019:
Loans held for sale	$2,202	—	2,202	—
Loans, net(1)	99	—	—	99
Other assets (2)	1,299	—	—	1,299
Total assets at fair value	$3,600	—	2,202	1,398
(1)Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in impaired loans, net of any related allowance for loan losses
(2)Represents MSRs, net and other real estate owned, both of which are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2020, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2020, the significant unobservable inputs used in the fair value measurements are presented below.

							Weighted
	Carrying		Significant				Average
(Dollars in thousands)	Amount	Valuation Technique	Unobservable Input	Range			of Input
September 30, 2020:
Impaired loans	$327	Appraisal	Appraisal discounts	10.0	-	10.0%	10.0%
Mortgage servicing rights, net	1,322	Discounted cash flow	Prepayment Speed or CPR	17.7	-	20.9%	20.2%
			Discount rate	10.0	-	12.0%	10.0%

December 31, 2019:
Impaired loans	$99	Appraisal	Appraisal discounts				10.0%
Mortgage servicing rights, net	1,299	Discounted cash flow	Prepayment Speed or CPR				11.6%
			Discount rate				10.0%

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

The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are presented below. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates carrying value in these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.
			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs
September 30, 2020:
Financial Assets:
Loans, net (1)	$466,878	$468,317	$—	$—	$468,317
Loans held for sale	4,765	4,969	—	4,969	—
Financial Liabilities:
Time Deposits	$163,294	$165,024	$—	$165,024	$—

December 31, 2019:
Financial Assets:
Loans, net (1)	$456,515	$453,705	$—	$—	$453,705
Loans held for sale	2,202	2,251	—	2,251	—
Financial Liabilities:
Time Deposits	$167,199	$168,316	$—	$168,316	$—

(1) Represents loans, net of unearned income and the allowance for loan losses. The fair value of loans was measured using an exit price notion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2020 and 2019, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2019 and our interim reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

• governmental monetary and fiscal policies, generally, and reductions of market interest rates, injections of liquidity by the Federal Reserve, Federal Reserve lending and market support programs and facilities, government spending and aid to businesses and consumers as a result of the COVID-19 pandemic, and the COVID-19 pandemic’s effects and public health and economic activity;

• the effects of public health, economic activity and measures taken to restore public health in light of the COVID-19 pandemic;

• legislative and regulatory changes, including the CARES Act, changes in banking, securities, and tax laws, regulations and rules and their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance, including temporary other changes in accounting and capital requirements to address the effects of the COVID-19 pandemic and stabilize and stimulate the economy and delays in PPP loan forgiveness rules and processing;

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

• the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan portfolio stress tests and other evaluations, including price and market volatility, deferrals on loans, suspension of residential mortgage foreclosure and liquidity issues resulting from the COVID-19 pandemic;

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

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019	2020	2019
Net interest income (a)	$5,990	$6,707	$18,519	$20,215
Less: tax-equivalent adjustment	122	140	369	431
Net interest income (GAAP)	5,868	6,567	18,150	19,784
Noninterest income	1,374	991	3,972	3,036
Total revenue	7,242	7,558	22,122	22,820
Provision for loan losses	250	—	1,100	—
Noninterest expense	4,653	4,824	14,468	14,064
Income tax expense	403	527	1,156	1,699
Net earnings	$1,936	$2,207	$5,398	$7,057

Basic and diluted earnings per share	$0.54	$0.62	$1.51	$1.97
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."

Financial Summary

The Company’s net earnings were $5.4 million for the first nine months of 2020, compared to $7.1 million for the first nine months of 2019. Basic and diluted earnings per share were $1.51 per share for the first nine months of 2020, compared to $1.97 per share for the first nine months of 2019.

Net interest income (tax-equivalent) was $18.5 million for the first nine months of 2020, an 8% decrease compared to $20.2 million for the first nine months of 2019. This decrease was primarily due to the lower interest rate environment, including a 150 basis point reduction in the federal funds rate that occurred late in the first quarter of 2020. Average loans were also down 3% to $461.2 million in the first nine months of 2020, compared to $474.4 million in the first nine months of 2019. The Company’s net interest margin (tax-equivalent) decreased to 2.96% in the first nine months of 2020, compared to 3.48% for the first nine months of 2019 primarily due to the lower interest rate environment and changes in our asset mix from the significant short-term liquidity increase in customer deposits.

At September 30, 2020, the Company’s allowance for loan losses was $5.6 million, or 1.18% of total loans, compared to $4.4 million, or 0.95% of total loans, at December 31, 2019, and $4.8 million, or 1.03% of total loans, at September 30, 2019. At September 30, 2020, the Company’s allowance for loan losses was 1.28% of total loans, excluding PPP loans. The provision for loan losses was $1.1 million for the first nine months of 2020, compared to no provision for loan losses during the first nine months of 2019. The increase in the provision for loan losses was related to changes in economic conditions and portfolio trends driven by the impact of COVID-19 and resulting adverse economic conditions, including higher unemployment in our primary market area. The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $4.0 million for the first nine months of 2020 compared to $3.0 million for the first nine months of 2019. The increase was primarily due to an increase in mortgage lending income of $1.0 million during first nine months of 2020 compared to the first nine months of 2019. The increase was primarily due to an increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved.

Noninterest expense was $14.5 million for the first nine months of 2020 compared to $14.1 million for the first nine months of 2019. The increase was primarily due to $0.8 million of various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn, including revised depreciation estimates and temporary relocation costs. The Company expects it will incur additional expense in 2020 related to this redevelopment project.

Income tax expense was $1.2 million and $1.7 million for the first nine months of 2020 and 2019, respectively, reflecting an effective tax rate of 17.64% and 19.40%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

The Company paid cash dividends of $0.765 per share in the first nine months of 2020, an increase of 2% from the same period of 2019. At September 30, 2020, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 18.77%, a tier 1 leverage ratio of 10.38% and a common equity tier 1 (“CET1”) ratio of 17.70% at September 30, 2020.

For the third quarter of 2020, net earnings were $1.9 million, or $0.54 per share, compared to $2.2 million, or $0.62 per share, for the third quarter of 2019. Net interest income (tax-equivalent) was $6.0 million for the third quarter of 2020 compared to $6.7 million for the third quarter of 2019. The Company’s net interest margin (tax-equivalent) decreased to 2.72% in the third quarter of 2020, compared to 3.41% for the third quarter of 2019 primarily due to the lower rate environment and changes in our asset mix from the significant short-term liquidity increase in customer deposits. The Company recorded a provision for loan losses of $0.3 million during the third quarter of 2020 and no provision during the third quarter 2019. Noninterest income was $1.4 million in the third quarter of 2020 and $1.0 million in the third quarter of 2019. The increase was primarily due to an increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and pricing margins improved. Noninterest expense was $4.7 million in the third quarter of 2020 compared to $4.8 million during the third quarter of 2019. Income tax expense was $0.4 million for the third quarter of 2020 compared to $0.5 million during third quarter of 2019. The Company's effective tax rate for the third quarter of 2020 was 17.23%, compared to 19.28% in the third quarter of 2019.

COVID-19 Impact Assessment

In December 2019, COVID-19 was first reported in China and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Alabama, and most other states, have taken preventative or protective actions to prevent the spread of the virus, including imposing restrictions on travel and business operations and a statewide mask mandate, advising or requiring individuals to limit or forego their time outside of their homes, limitations on gathering of people and social distancing, and causing temporary closures of businesses that have been deemed to be non-essential. Though certain of these measures have been relaxed or eliminated, increases in reported cases could cause these measures to be reestablished. Auburn University, a major source of economic activity in Lee County, went to remote instruction on March 16, 2020. Auburn University announced its guidelines for the fall semester of 2020, which involves both remote and in person instruction as well as other social distancing measures. The economic effects of these measures are not presently known.

COVID-19 has significantly affected local state, national and global health and economic activity and its future effects are uncertain and will depend on various factors, including, among others, the duration and scope of the pandemic, the development and distribution of COVID-19 testing and contact tracing, effective drug treatments and vaccines, together with governmental, regulatory and private sector responses. COVID-19 has had continuing significant effects on the economy, financial markets and our employees, customers and vendors. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to make deposits and repay their loans, the value of collateral underlying our secured loans, market value, stability and liquidity and demand for loans and other products and services we offer, all of which are affected by the pandemic.

We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders.

•We believe our business continuity plan has worked to provide essential banking services to our communities and customers, while protecting our employees’ health. As part of our efforts to exercise social distancing in accordance with the guidelines of the Centers for Disease Control, starting March 23, we limited branch lobby service to appointment only while continuing to operate our branch drive-thru facilities and automated teller machines (“ATMs”). On June 1, 2020, we re-opened some of our branch lobbies as permitted by state public health guidelines. We continue to provide services through our online and other electronic channels. In addition, we established remote work access to help employees stay at home where job duties permit.

•We are focused on servicing the financial needs of our commercial and consumer clients with extensions and deferrals to loan customers effected by COVID-19, provided such customers were not more than 30 days past due at the time of the request; and

•We are a participating lender in the Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the Small Business Administration (“SBA”) remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10-month period. We believe these loans and our participation in the program is good for our customers and the communities we serve. A summary of our PPP loans as of September 30, 2020 follows:

(Dollars in thousands)	# of SBA Approved	Mix	$ of SBA Approved	Mix
SBA Tier:
$2 million to $10 million	—	—%	$—	—%
$350,000 to less than $2 million	22	5	14,687	40
Up to $350,000	400	95	21,784	60
Total	422	100%	$36,471	100%

The PPP closed on August 8, 2020 and the SBA no longer accepts PPP applications from participating lenders. The Company extended $36.5 million in loans to 422 small businesses under the PPP during the second quarter of 2020. We collected approximately $1.5 million in fees related to our PPP loans, which will be recognized net of related costs, as a yield adjustment over the life of the underlying PPP loans.

We continue to closely monitor this pandemic, and are working to continue our services during the pandemic and to address developments as those occur. Our results of operations for the nine months ended September 30, 2020, and our financial condition at that date reflect only the initial effects of the pandemic, and may not be indicative of future results or financial conditions, including possible additional monetary or fiscal stimulus, and the possible effects of the expiration or extension of temporary accounting and bank regulatory relief measures in response to the COVID-19 pandemic.

As of September 30, 2020, all of our capital ratios were in excess of all regulatory requirements to be well capitalized. The effects of the COVID-19 pandemic on our borrowers could result in adverse changes to credit quality and our regulatory capital ratios. We continue to closely monitor this pandemic, and are working to continue our services during the pandemic and to address developments as those occur.

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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for each loan segment. The estimates for these loans are established by category and based on the Company’s internal system of credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank groups. At September 30, 2020 and December 31, 2019, and for the periods then ended, the Company adjusted its historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of 2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic downturn in its loss history. The Company believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the quarter ended September 30, 2020, the Company increased its look-back period to 46 quarters to continue to include losses incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic downturn in its loss history. During the first nine months of 2020, the Company adjusted certain qualitative and economic factors related to changes in economic conditions and portfolio trends driven by the impact of the COVID-19 pandemic and resulting adverse economic conditions, including higher unemployment in our primary market area. Further adjustments may be made in the future as a result of the continuing COVID-19 pandemic.

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

Other Real Estate Owned

OREO consists of properties obtained through foreclosure or in satisfaction of loans and is reported at the lower of cost or fair value of collateral, less estimated costs to sell at the date acquired, with any loss recognized as a charge-off through the allowance for loan losses. Additional OREO losses for subsequent valuation adjustments are determined on a specific property basis and are included as a component of other noninterest expense along with holding costs. Any gains or losses on disposal of OREO are also reflected in noninterest expense. Significant judgments and complex estimates are required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. As a result, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other OREO. At September 30, 2020 and December 31, 2019 the Company had no OREO properties.

Deferred Tax Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2020. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates
	Nine months ended September 30,
	2020		2019
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate
Loans and loans held for sale	$463,581	4.71%	$475,467	4.86%
Securities - taxable	225,234	1.83%	175,703	2.28%
Securities - tax-exempt	62,930	3.73%	67,964	4.03%
Total securities	288,164	2.24%	243,667	2.77%
Federal funds sold	30,739	0.51%	19,552	2.32%
Interest bearing bank deposits	53,834	0.53%	37,094	2.38%
Total interest-earning assets	836,318	3.44%	775,780	4.02%
Deposits:
NOW	153,767	0.37%	134,368	0.53%
Savings and money market	234,533	0.46%	218,284	0.43%
Time Deposits	166,115	1.43%	171,804	1.45%
Total interest-bearing deposits	554,415	0.72%	524,456	0.79%
Short-term borrowings	1,721	0.50%	1,503	0.50%
Total interest-bearing liabilities	556,136	0.72%	525,959	0.79%
Net interest income and margin (tax-equivalent)	$18,519	2.96%	$20,215	3.48%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $18.5 million for the first nine months of 2020 compared to $20.2 million for the first nine months of 2019. This decrease was due to a decline in the Company’s net interest margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 58 basis points to 3.44% in the first nine months of 2020 compared to 4.02% in the first nine months of 2019. This decrease was primarily due to the lower rate environment, including a 150 basis point reduction in the federal funds rate that occurred late in the first quarter of 2020 and changes in our asset mix from the significant short-term liquidity increase in customer deposits.

The cost of total interest-bearing liabilities was 0.72% and 0.79%, for the first nine months of 2020 and 2019, respectively. Such costs declined less than the declines in rates earned on our interest earning assets.

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

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that management believes, based on its processes and estimates, should be adequate to provide for the probable losses on outstanding loans. The provision for loan losses was $1.1 million for the first nine months of 2020, compared to no provision for loan losses for the first nine months of 2019. The increase in the provision for loan losses was related to adverse changes in economic conditions and portfolio trends driven by the impact of COVID-19 pandemic, including higher unemployment in our primary market area. The provision for loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality, and the amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s allowance for loan losses as a percentage of total loans was 1.18% at September 30, 2020, compared to 0.95% at December 31, 2019. At September 30, 2020, the Company’s allowance for loan losses was 1.28% of total loans, excluding PPP loans. While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators, they are based on estimates and judgments and are therefore approximate and imprecise. Factors beyond our control (such as conditions in the local and national economy, local real estate markets, or industries) may have a material adverse effect on our asset quality and the adequacy of our allowance for loan losses resulting in significant increases in the provision for loan losses.

Noninterest Income
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Service charges on deposit accounts	$139	$182	$437	$542
Mortgage lending income	702	263	1,615	639
Bank-owned life insurance	109	109	615	326
Securities gains, net	16	44	103	57
Other	408	393	1,202	1,472
Total noninterest income	$1,374	$991	$3,972	$3,036

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Origination income	$722	$194	$1,569	$382
Servicing fees, net	(20)	69	46	257
Total mortgage lending income	$702	$263	$1,615	$639

The increase in mortgage lending income was primarily due to an increase in mortgage refinance activity. The Company’s income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans. The increase in mortgage lending income was partially offset by a decrease in servicing fees, net of related amortization expense as prepayment speeds increased in the first nine months of 2020, resulting in increased amortization expense.

Income from bank-owned life insurance increased primarily due to $0.3 million in non-taxable death benefits received in the first nine months of 2020. The assets that support these policies are administered by the life insurance carriers and the income we receive (i.e., increases or decreases in the cash surrender value of the policies and death benefits received) on these policies is dependent upon the returns the insurance carriers are able to earn on the underlying investments that support these policies. Earnings on these policies are generally not taxable.

The decrease in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery received in the first quarter of 2019.

Noninterest Expense
	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Salaries and benefits	$2,802	$2,894	$8,230	$8,631
Net occupancy and equipment	457	387	1,974	1,152
Professional fees	230	195	877	698
Other	1,164	1,348	3,387	3,583
Total noninterest expense	$4,653	$4,824	$14,468	$14,064

The decrease in salaries and benefits expense was primarily due to lower full-time equivalent employees, incentive accruals and an increase in deferred costs related to the PPP loan program.

The increase in net occupancy and equipment expense was primarily due to various expenses related to the redevelopment of the Company’s headquarters in downtown Auburn. This amount includes revised depreciation estimates and other temporary relocation costs. The Company expects it will incur additional expense in the fourth quarter of 2020 related to the redevelopment project.

Income Tax Expense

Income tax expense was $1.2 million and $1.7 million for the first nine months of 2020 and 2019 reflecting an effective tax rate of 17.64% and 19.40%, respectively. This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $320.9 million at September 30, 2020 compared to $235.9 million at December 31, 2019. This increase reflects an increase in the amortized cost basis of securities available-for-sale of $77.9 million, and an increase of $7.1 million in the fair value of securities available-for-sale. The increase in the amortized cost basis of securities available-for-sale was primarily attributable to management allocating more funding to the investment portfolio following the significant increase in customer deposits. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.24% in 2020 and 2.77% in 2019.

Loans
	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$98,244	87,754	56,447	56,782	52,288
Construction and land development	31,651	32,967	32,302	32,841	41,599
Commercial real estate	250,992	250,588	256,099	270,318	267,346
Residential real estate	85,054	85,825	91,010	92,575	95,215
Consumer installment	7,731	8,631	8,424	8,866	9,148
Total loans	473,672	465,765	444,282	461,382	465,596
Less: unearned income	(1,219)	(1,491)	(414)	(481)	(488)
Loans, net of unearned income	$472,453	464,274	443,868	460,901	465,108

Total loans, net of unearned income, were $472.5 million at September 30, 2020, an increase of $11.6 million, or 3%, from $460.9 million at December 31, 2019. Excluding PPP loans, total loans net of unearned income, were $436.0 million, a decrease of $24.9 million, or 5% from December 31, 2019. This decrease was primarily due to a decrease in commercial real estate loans and residential real estate loans of $19.3 million and $7.5 million, respectively, as lower rates increased refinance activity and payoffs for multi-family residential and consumer mortgage loans. Four loan categories represented the majority of the loan portfolio at September 30, 2020: commercial real estate (53%), residential real estate (18%), commercial and industrial (21%) and construction and land development (7%). Approximately 20% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2020.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $9.8 million, or 2% of total loans, at September 30, 2020, compared to $10.8 million, or 2% of total loans, at December 31, 2019. For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest-only payments at September 30, 2020, compared to $0.8 million at December 31, 2019. The Company’s residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.71% in the first nine months of 2020 and 4.86% in the first nine months of 2019.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review, lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $20.2 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $18.1 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2020, the Bank had no relationships exceeding these limits.

We periodically analyze our commercial and industrial and commercial real estate loan portfolios to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2020 (and related balances at December 31, 2019).

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Lessors of 1 to 4 family residential properties	$47,477	$43,652
Hotel/motel	43,111	43,719
Shopping centers	33,630	30,407
Multi-family residential properties	32,608	44,839
Office buildings	20,507	29,548

Supplemental COVID-19 Industry Exposure

We have identified certain commercial sectors with enhanced risk resulting from the impact of COVID-19. Loans within these sectors represent 49% of the Company’s total COVID-19 related modifications at September 30, 2020. The table below summarizes the loans outstanding for these sectors at September 30, 2020.

	Portfolio Segment
(Dollars in thousands)	Commercial and industrial	Construction and land development	Commercial real estate	Total	% of Total Loans
September 30, 2020:
Hotel/motel	$753	9,890	43,111	$53,754	11%
Shopping centers	13	—	33,630	33,643	7
Retail, excluding shopping centers	283	161	18,149	18,593	4
Restaurants	1,516	—	13,306	14,822	4
Total	$2,565	10,051	108,196	$120,812	26%

In light of disruptions in economic conditions caused by COVID-19, the financial regulators have issued guidance encouraging banks to work constructively with borrowers affected by the virus in our community. This guidance, including the Interagency Statement on COVID-19 Loan Modifications and the Interagency Examiner Guidance for Assessing Safety and Soundness Considering the Effect of the COVID-19 Pandemic on Institutions, provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices. Specifically, examiners will not criticize institutions for working with borrowers as part of a risk mitigation strategy intended to improve existing loans, even if the restructured loans have or develop weaknesses that ultimately result in adverse credit classification. Upon demonstrating the need for payment relief, the bank will work with qualified borrowers that were otherwise current before the pandemic to determine the most appropriate deferral option. For residential mortgage and consumer loans the borrower may elect to defer payments for up to three months. Interest continues to accrue and the amount due at maturity increases. Commercial real estate, commercial, and small business borrowers may elect to defer payments for up to three months or pay scheduled interest payments for a six-month period. The bank recognizes that a combination of the payment relief options may be prudent dependent on a borrower’s business type. As of September 30, 2020 we have granted loan payment deferrals or payments of interest-only primarily on commercial and industrial and commercial real estate loans totaling $87.1 million, or 18% of total loans, compared to $112.7 million, or 24% of total loans at June 30, 2020. The tables below provide information concerning the composition of these COVID-19 modifications as of September 30, 2020.

COVID-19 Modifications			Modification Types
(Dollars in thousands)	Balance	% of Portfolio Modified	Interest Only Payment	P&I Payments Deferred
Commercial and industrial	$1,541	2%	37%	63%
Construction and land development	45	—	—	100
Commercial real estate	82,491	33	32	68
Residential real estate	2,874	3	5	95
Consumer installment	117	2	—	100
Total	$87,068	24%	24%	76%

COVID-19 Modifications within Commercial Real Estate Segments
(Dollars in thousands)			Balance of Loans Modified	% of Total Segment Loans
Hotel/motel			$42,018	78%
Shopping centers			6,938	21
Retail, excluding shopping centers			3,033	16
Restaurants			7,523	51

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR pursuant to GAAP. In addition, the Interagency Statement on COVID-19 Loan Modifications provides circumstances in which a loan modification is not subject to classification as a TDR if such loan is not eligible for modification under Section 4013.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover the Company’s estimate of probable losses inherent in the loan portfolio. The allowance for loan losses was $5.6 million at September 30, 2020 compared to $4.4 million at December 31, 2019, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2020 and the previous four quarters is presented below.

	2020			2019
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$5,308	4,867	4,386	4,807	4,851
Charge-offs:
Commercial and industrial	—	(3)	—	(236)	(128)
Residential real estate	—	—	—	(5)	(1)
Consumer installment	(4)	(28)	(5)	(20)	(2)
Total charge-offs	(4)	(31)	(5)	(261)	(131)
Recoveries	21	22	86	90	87
Net recoveries (charge-offs)	17	(9)	81	(171)	(44)
Provision for loan losses	250	450	400	(250)	—

Ending balance	$5,575	5,308	4,867	4,386	4,807
as a % of loans	1.18%	1.14	1.10	0.95	1.03
as a % of nonperforming loans	1,015%	783	4,196	2,345	2,763
Net (recoveries) charge-offs as % of average loans (a)	(0.01)%	0.01	(0.07)	0.15	0.04

(a) Net (recoveries) charge-offs are annualized.

As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of each calendar quarter. The level of the allowance is based upon management’s evaluation of the loan portfolios, past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our allowance for loan losses to total loans outstanding was 1.18% at September 30, 2020, compared to 0.95% at December 31, 2019. At September 30, 2020, the Company’s allowance for loan losses was 1.28% of total loans, excluding PPP loans. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment, including the duration and magnitude of COVID-19 effects, in their entirety either improve or weaken. In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.

Our allowance for loan losses is expected to increase as the cumulative effects of the COVID-19 pandemic affect our customers for a longer period and are more fully realized as a result.

Nonperforming Assets

The Company had $0.5 million and $0.2 million in nonperforming assets at September 30, 2020 and December 31, 2019, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2020 and the previous four quarters.

	2020			2019
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$549	678	116	187	174
Other real estate owned	—	—	99	—	—
Total nonperforming assets	$549	678	215	187	174
as a % of loans and other real estate owned	0.12%	0.15	0.05	0.04	0.04
as a % of total assets	0.06%	0.07	0.03	0.02	0.02
Nonperforming loans as a % of total loans	0.12%	0.15	0.03	0.04	0.04

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2020 and the previous four quarters.

	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans:
Commercial real estate	$216	218	—	—	—
Residential real estate	332	459	112	187	174
Consumer installment	1	1	4	—	—
Total nonaccrual loans	$549	678	116	187	174

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection. At September 30, 2020, the Company had $0.5 million in loans on nonaccrual status compared to $0.2 million at December 31, 2019.

The Company had $71 thousand in loans 90 days or more past due and still accruing at September 30, 2020 compared to no such loans at December 31, 2019.

The table below provides information concerning the composition of OREO for the third quarter of 2020 and the previous four quarters.

	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Other real estate owned:
Residential	$—	—	99	—	—
Total other real estate owned	$—	—	99	—	—

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. This definition is believed to be substantially consistent with the standards established by the Federal Reserve, the Company’s primary regulator, for loans classified as substandard, excluding nonaccrual loans. Potential problem loans, which are not included in nonperforming assets, amounted to $3.5 million, or 0.7% of total loans at September 30, 2020, and $4.4 million, or 1.0% of total loans at December 31, 2019.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2020 and the previous four quarters.

	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Potential problem loans:
Commercial and industrial	$230	211	246	266	500
Construction and land development	563	568	910	1,043	660
Commercial real estate	188	165	170	99	102
Residential real estate	2,486	2,645	2,913	2,899	3,460
Consumer installment	42	55	63	64	45
Total potential problem loans	$3,509	3,644	4,302	4,371	4,767

At September 30, 2020 the Company had $101 thousand in potential problem loans that were past due at least 30 days, but less than 90 days.

The following table is a summary of the Company’s performing loans that were past due at least 30 days, but less than 90 days, for the third quarter of 2020 and the previous four quarters.

	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial	$48	83	4	24	53
Construction and land development	—	—	8	456	449
Commercial real estate	—	168	—	—	—
Residential real estate	106	620	922	1,608	94
Consumer installment	6	8	19	64	21
Total	$160	879	953	2,152	617

Deposits

Total deposits were $824.0 million at September 30, 2020, compared to $724.2 million at December 31, 2019. Noninterest-bearing deposits were $238.5 million, or 28.9% of total deposits, at September 30, 2020, compared to $196.2 million, or 27.1% of total deposits at December 31, 2019. These increases reflect deposits from customers who received PPP loans, the impact of government stimulus checks, delayed tax payments and less customer spending during the COVID-19 pandemic.

The average rate paid on total interest-bearing deposits was 0.72% in the first nine months of 2020 compared to 0.79% in the first nine months of 2019.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal funds purchased and agreements with certain customers to sell certain securities under agreements to repurchase with an original maturity less than one year. The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2020, and at December 31, 2019, respectively. Securities sold under agreements to repurchase totaled $2.1 million at September 30, 2020, compared to $1.1 million at December 31, 2019.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2020 and 2019.

The Company had no long-term debt at September 30, 2020 and December 31, 2019.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’ equity was $106.3 million and $98.3 million as of September 30, 2020 and December 31, 2019, respectively. The increase from December 31, 2019 was primarily driven by net earnings of $5.4 million and other comprehensive income due to the change in unrealized gains on securities available-for-sale, net of tax of $5.3 million, partially offset by cash dividends paid of $2.7 million.

On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules included the implementation of a capital conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation buffer was subject to a three year phase-in period that began on January 1, 2016 and was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At September 30, 2020, the Bank’s ratio was sufficient to meet the fully phased-in conservation buffer.

Effective March 20, 2020, the Federal Reserve and the other federal banking regulators adopted an interim final rule that amended the capital conservation buffer. The interim final rule was adopted as a final rule on August 26, 2020. The new rule revises the definition of “eligible retained income” for purposes of the maximum payout ratio to allow banking organizations to more freely use their capital buffers to promote lending and other financial intermediation activities, by making the limitations on capital distributions more gradual. The eligible retained income is now the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of all net income over the preceding four quarters. The interim final rule only affects the capital buffers, and banking organizations were encouraged to make prudent capital distribution decisions.

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 10.62%, CET1 risk-based capital ratio was 17.70%, tier 1 risk-based capital ratio was 17.70%, and total risk-based capital ratio was 18.77% at September 30, 2020. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The Bank’s capital conservation buffer was 10.38% at September 30, 2020.

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

• +/- 20% for a gradual change of 400 basis points

• +/- 15% for a gradual change of 300 basis points

• +/- 10% for a gradual change of 200 basis points

• +/- 5% for a gradual change of 100 basis points

At September 30, 2020, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

• 45% for an instantaneous change of +/- 400 basis points

• 35% for an instantaneous change of +/- 300 basis points

• 25% for an instantaneous change of +/- 200 basis points

• 15% for an instantaneous change of +/- 100 basis points

At September 30, 2020, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as hedging instruments. At September 30, 2020 and December 31, 2019, the Company had no derivative contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, repayment and maturity of securities, sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank may participate in the FHLB’s advance program to obtain funding for its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2020, the Bank had a remaining available line of credit with the FHLB of $282.9 million. At September 30, 2020, the Bank also had $41.0 million of available federal funds lines with no borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At September 30, 2020, the Bank had outstanding standby letters of credit of $1.1 million and unfunded loan commitments outstanding of $75.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-sale, or draw on its available credit facilities.

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

As of September 30, 2020, the unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights was $266.4 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first nine months of 2020 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2020.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans. As of September 30, 2020, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We maintain ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Section 4021 of the CARES Act allows borrowers under 1-to-4 family residential mortgage loans sold to Fannie Mae to request forbearance to the servicer after affirming that such borrower is experiencing financial hardships during the COVID-19 emergency. Such forbearance will be up to 180 days, subject to up to a 180 day extension. During forbearance, no fees, penalties or interest shall be charged beyond those applicable if all contractual payments were fully and timely paid. Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on similar procedures or related evictions or sales until December 31, 2020. The Bank sells mortgage loans to Fannie Mae and services these on an actual/actual basis. As a result, the Bank is not obligated to make any advances to Fannie Mae on principal and interest on such mortgage loans where the borrower is entitled to forbearance.

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

	2020			2019
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Net interest income (GAAP)	$5,868	6,070	6,212	6,280	6,567
Tax-equivalent adjustment	122	127	120	126	140
Net interest income (Tax-equivalent)	$5,990	6,197	6,332	6,406	6,707

				Nine months ended September 30,
(In thousands)				2020	2019
Net interest income (GAAP)				$18,150	19,784
Tax-equivalent adjustment				369	431
Net interest income (Tax-equivalent)				$18,519	20,215

Table 2 - Selected Quarterly Financial Data

2020	2019
Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations
Net interest income (a)	$5,990	6,197	6,332	6,406	6,707
Less: tax-equivalent adjustment	122	127	120	126	140
Net interest income (GAAP)	5,868	6,070	6,212	6,280	6,567
Noninterest income	1,374	1,363	1,235	2,458	991
Total revenue	7,242	7,433	7,447	8,738	7,558
Provision for loan losses	250	450	400	(250)	—
Noninterest expense	4,653	4,959	4,856	5,633	4,824
Income tax expense	403	363	390	671	527
Net earnings	$1,936	1,661	1,801	2,684	2,207

Per share data:
Basic and diluted net earnings	$0.54	0.47	0.50	0.76	0.62
Cash dividends declared	0.255	0.255	0.255	0.25	0.25
Weighted average shares outstanding:
Basic and diluted	3,566,239	3,566,166	3,566,146	3,566,146	3,568,287
Shares outstanding, at period end	3,566,276	3,566,176	3,566,146	3,566,146	3,566,146
Book value	$29.81	29.53	29.04	27.57	27.12
Common stock price
High	$56.80	63.40	59.99	53.90	47.38
Low	26.26	36.81	24.11	40.00	32.33
Period end:	36.26	57.09	41.98	53.00	47.38
To earnings ratio	15.97	x	24.29	16.66	19.49	18.08
To book value	122%	193	145	192	175
Performance ratios:
Return on average equity	7.26%	6.34	7.24	10.86	9.25
Return on average assets	0.84%	0.74	0.86	1.30	1.06
Dividend payout ratio	47.22%	54.26	51.00	32.89	40.32
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.18%	1.14	1.10	0.95	1.03
Nonperforming loans	1,015%	783	4,196	2,345	2,763
Nonperforming assets as a % of:
Loans and foreclosed properties	0.12%	0.15	0.05	0.04	0.04
Total assets	0.06%	0.07	0.03	0.02	0.02
Nonperforming loans as a % of total loans	0.12%	0.15	0.03	0.04	0.04
Annualized net (recoveries) charge-offs as % of average loans	(0.01)%	0.01	(0.07)	—	0.04
Capital Adequacy: (c)
CET 1 risk-based capital ratio	17.70%	18.00	17.77	17.28	17.06
Tier 1 risk-based capital ratio	17.70%	18.00	17.77	17.28	17.06
Total risk-based capital ratio	18.77%	19.04	18.72	18.12	17.96
Tier 1 leverage ratio	10.38%	10.62	11.17	11.23	11.22
Other financial data:
Net interest margin (a)	2.72%	2.95	3.23	3.27	3.41
Effective income tax rate	17.23%	17.93	17.80	20.00	19.28
Efficiency ratio (b)	63.19%	65.60	64.17	63.55	62.67
Selected average balances:
Securities	$315,542	291,333	257,317	249,106	247,114
Loans, net of unearned income	465,285	466,971	451,210	469,579	472,747
Total assets	924,949	893,720	838,725	827,684	829,761
Total deposits	810,747	782,381	734,047	723,557	729,608
Total stockholders’ equity	106,709	104,820	99,560	98,887	95,400
Selected period end balances:
Securities	$320,922	302,193	280,435	235,902	251,152
Loans, net of unearned income	472,453	464,274	443,868	460,901	465,108
Allowance for loan losses	5,575	5,308	4,867	4,386	4,807
Total assets	937,890	942,887	856,475	828,570	824,963
Total deposits	823,980	829,810	746,785	724,152	723,071
Total stockholders’ equity	106,314	105,299	103,563	98,328	96,720
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3 - Selected Financial Data

Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2020	2019
Results of Operations
Net interest income (a)	$18,519	20,215
Less: tax-equivalent adjustment	369	431
Net interest income (GAAP)	18,150	19,784
Noninterest income	3,972	3,036
Total revenue	22,122	22,820
Provision for loan losses	1,100	—
Noninterest expense	14,468	14,064
Income tax expense	1,156	1,699
Net earnings	$5,398	7,057

Per share data:
Basic and diluted net earnings	$1.51	1.97
Cash dividends declared	0.765	0.75
Weighted average shares outstanding:
Basic and diluted	3,566,184	3,586,642
Shares outstanding, at period end	3,566,276	3,566,146
Book value	$29.81	27.12
Common stock price
High	$63.40	47.38
Low	24.11	30.61
Period end	36.26	47.38
To earnings ratio	15.97	x	18.08
To book value	122%	175
Performance ratios:
Return on average equity	6.94%	10.17
Return on average assets	0.81%	1.14
Dividend payout ratio	50.66%	38.07
Asset Quality:
Allowance for loan losses as a % of:
Loans	1.18%	1.03
Nonperforming loans	1,015%	2,763
Nonperforming assets as a % of:
Loans and other real estate owned	0.12%	0.04
Total assets	0.06%	0.02
Nonperforming loans as a % of total loans	0.12%	0.04
Annualized net recoveries as a % of average loans	(0.03)%	—
Capital Adequacy: (c)
CET 1 risk-based capital ratio	17.70%	17.06
Tier 1 risk-based capital ratio	17.70%	17.06
Total risk-based capital ratio	18.77%	17.96
Tier 1 leverage ratio	10.38%	11.22
Other financial data:
Net interest margin (a)	2.96%	3.48
Effective income tax rate	17.64%	19.40
Efficiency ratio (b)	64.33%	60.49
Selected average balances:
Securities	$288,164	243,666
Loans, net of unearned income	461,170	474,438
Total assets	885,941	826,213
Total deposits	775,853	729,126
Total stockholders’ equity	103,707	92,555
Selected period end balances:
Securities	$320,922	251,152
Loans, net of unearned income	472,453	465,108
Allowance for loan losses	5,575	4,807
Total assets	937,890	824,963
Total deposits	823,980	723,071
Total stockholders’ equity	106,314	96,720
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 4 - Average Balances and Net Interest Income Analysis

	Quarter ended September 30,
		2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (1)	$468,203	$5,453	4.63%	$474,293	$5,787	4.84%
Securities - taxable	252,398	913	1.44%	179,981	997	2.20%
Securities - tax-exempt (2)	63,144	583	3.67%	67,133	665	3.93%
Total securities	315,542	1,496	1.89%	247,114	1,662	2.67%
Federal funds sold	30,784	9	0.12%	20,250	114	2.23%
Interest bearing bank deposits	60,698	17	0.11%	37,902	221	2.31%
Total interest-earning assets	875,227	$6,975	3.17%	779,559	$7,784	3.96%
Cash and due from banks	13,196			13,923
Other assets	36,526			36,279
Total assets	$924,949			$829,761
Interest-bearing liabilities:
Deposits:
NOW	$157,689	$100	0.25%	$134,615	$178	0.52%
Savings and money market	250,938	285	0.45%	222,992	265	0.47%
Time deposits	164,988	598	1.44%	168,619	632	1.49%
Total interest-bearing deposits	573,615	983	0.68%	526,226	1,075	0.81%
Short-term borrowings	2,368	2	0.50%	1,281	2	0.50%
Total interest-bearing liabilities	575,983	$985	0.68%	527,507	$1,077	0.81%
Noninterest-bearing deposits	237,132			203,382
Other liabilities	5,125			3,472
Stockholders' equity	106,709			95,400
Total liabilities and stockholders' equity	$924,949			$829,761

Net interest income and margin (tax-equivalent)		$5,990	2.72%		$6,707	3.41%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 5 - Average Balances and Net Interest Income Analysis

	Nine months ended September 30,
		2020			2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (1)	$463,581	$16,359	4.71%	$475,467	$17,277	4.86%
Securities - taxable	225,234	3,080	1.83%	175,703	2,997	2.28%
Securities - tax-exempt (2)	62,930	1,759	3.73%	67,964	2,049	4.03%
Total securities	288,164	4,839	2.24%	243,667	5,046	2.77%
Federal funds sold	30,739	118	0.51%	19,552	339	2.32%
Interest bearing bank deposits	53,834	214	0.53%	37,094	659	2.38%
Total interest-earning assets	836,318	$21,530	3.44%	775,780	$23,321	4.02%
Cash and due from banks	13,579			14,120
Other assets	36,044			36,313
Total assets	$885,941			$826,213
Interest-bearing liabilities:
Deposits:
NOW	$153,767	$426	0.37%	$134,368	$537	0.53%
Savings and money market	234,533	801	0.46%	218,284	705	0.43%
Time deposits	166,115	1,778	1.43%	171,804	1,858	1.45%
Total interest-bearing deposits	554,415	3,005	0.72%	524,456	3,100	0.79%
Short-term borrowings	1,721	6	0.50%	1,503	6	0.50%
Total interest-bearing liabilities	556,136	$3,011	0.72%	525,959	$3,106	0.79%
Noninterest-bearing deposits	221,438			204,670
Other liabilities	4,659			3,029
Stockholders' equity	103,707			92,555
Total liabilities and stockholders' equity	$885,940			$826,213

Net interest income and margin (tax-equivalent)		$18,519	2.96%		$20,215	3.48%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 6 - Loan Portfolio Composition

	2020			2019
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$98,244	87,754	56,447	56,782	52,288
Construction and land development	31,651	32,967	32,302	32,841	41,599
Commercial real estate	250,992	250,588	256,099	270,318	267,346
Residential real estate	85,054	85,825	91,010	92,575	95,215
Consumer installment	7,731	8,631	8,424	8,866	9,148
Total loans	473,672	465,765	444,282	461,382	465,596
Less: unearned income	(1,219)	(1,491)	(414)	(481)	(488)
Loans, net of unearned income	472,453	464,274	443,868	460,901	465,108
Less: allowance for loan losses	(5,575)	(5,308)	(4,867)	(4,386)	(4,807)
Loans, net	$466,878	458,966	439,001	456,515	460,301

Table 7 - Allowance for Loan Losses and Nonperforming Assets

	2020			2019
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Allowance for loan losses:
Balance at beginning of period	$5,308	4,867	4,386	4,807	4,851
Charge-offs:
Commercial and industrial	—	(3)	—	(236)	(128)
Residential real estate	—	—	—	(5)	(1)
Consumer installment	(4)	(28)	(5)	(20)	(2)
Total charge-offs	(4)	(31)	(5)	(261)	(131)
Recoveries	21	22	86	90	87
Net recoveries (charge-offs)	17	(9)	81	(171)	(44)
Provision for loan losses	250	450	400	(250)	—

Ending balance	$5,575	5,308	4,867	4,386	4,807
as a % of loans	1.18%	1.14	1.10	0.95	1.03
as a % of loans (excluding PPP loans)	1.28%	1.24	n/a	n/a	n/a
as a % of nonperforming loans	1,015%	783	4,196	2,345	2,763
Net (recoveries) charge-offs as % of avg. loans (a)	(0.01)%	0.01	(0.07)	0.15	0.04

Nonperforming assets:
Nonaccrual loans	$549	678	116	187	174
Other real estate owned	—	—	99	—	—
Total nonperforming assets	$549	678	215	187	174
as a % of loans and foreclosed properties	0.12%	0.15	0.05	0.04	0.04
as a % of total assets	0.06%	0.07	0.03	0.02	0.02
Nonperforming loans as a % of total loans	0.12%	0.15	0.03	0.04	0.04
Accruing loans 90 days or more past due	$71	49	—	—	94

(a) Net (recoveries) charge-offs are annualized.

Table 8 - Allocation of Allowance for Loan Losses

	2020						2019
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$798	20.7	$679	18.8	$675	12.7	$577	12.3	$685	11.2
Construction and land
development	582	6.7	613	7.1	582	7.3	569	7.1	730	8.9
Commercial real estate	3,120	53.0	2,915	53.8	2,596	57.6	2,289	58.6	2,354	57.5
Residential real estate	954	18.0	954	18.4	877	20.5	813	20.1	890	20.5
Consumer installment	121	1.6	147	1.9	137	1.9	138	1.9	148	2.0
Total allowance for
loan losses	$5,575		$5,308		$4,867		$4,386		$4,807

* Loan balance in each category expressed as a percentage of total loans.

Table 9 - CDs and Other Time Deposits of $100,000 or More

(Dollars in thousands)	September 30, 2020
Maturity of:
3 months or less	$24,269
Over 3 months through 6 months	6,299
Over 6 months through 12 months	27,444
Over 12 months	48,749
Total CDs and other time deposits of $100,000 or more	$106,761

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

The travel, hospitality and food and beverage industries, restaurants, retailers and auto manufacturers, and their suppliers have been severely affected. A significant number of layoffs, furloughs of employees, as well as remote work have occurred in these and other industries, including government offices, schools and universities. Auburn University held virtual classes only from March 16, 2020 through the summer session. Auburn University’s guidelines for the fall semester of 2020 involve both remote and in person instructions as well as social distancing measures. The economic impact of these measures is not presently known. Hyundai’s Montgomery and Kia’s West Point, Georgia plants were closed for a portion of the first quarter of 2020, but began a phased reopen in the second quarter of 2020 in response to COVID-19.

The ultimate effects of the COVID-19 pandemic on the economy, generally, our markets, and on us cannot be predicted. The timing and effects of the COVID-19 pandemic on our business, results of operations and financial condition may include, among various other consequences, the following. These effects depend on the severity, scope and duration of the pandemic, its cumulative economic effects, and the effectiveness of healthcare, business and governmental actions addressing the pandemic’s effects.

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

• Additional stimulus efforts have been agreed to by the Congress and the executive branch and the related uncertainty may increase economic and market risks and volatility;

• Reduced consumer spending and economic activity due to both job losses, health concerns and required practices, such as social distancing and shelter in place, attributable to the COVID-19 pandemic, and to the discontinuation of Federal stimulus payments on July 25, 2020;

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

• Declines in the value of collateral for loans, including real estate collateral, especially in industries such as travel, hospitality, restaurants and retailers;

• Declines in the net worth and liquidity of borrowers, impairing their ability to pay timely their loan obligations to us;

• Decreases in market interest rates that are expected to reduce our net interest income and our profitability;

• Loan deferrals and loan modifications, and mortgage foreclosure moratoria, including those mandated by law, or which are encouraged by our regulators, may increase our expense and risks of collectability, reduce our cash flows and liquidity and adversely affect our results of operations and financial condition;

• The end of temporary regulatory accounting and capital relief for banks regarding the effects of the COVID-19 pandemic, including loan deferrals and modifications, could increase our TDRs and require additions to our allowance for loan losses, which may adversely affect our income, financial condition and capital;

• Our waiver of various fees and service charges to support our customers and communities will adversely affect our results of operation and our liquidity and financial position;

• The COVID-19 pandemic may change customer financial behaviors and payment practices. Electronic banking could become more popular with less customers doing business at our offices;

• Certain of our assets, including loans and securities, may become impaired, which would adversely affect our results of operation and financial condition and mortgage loan foreclosure moratoria may limit our ability to timely act to protect our interests in the loan collateral;

• Reductions in income or losses will adversely affect our capital and growth of capital, including our capital for bank regulatory purposes;

• Losses or reductions in net income may adversely affect the growth or amount of dividends we can pay on our common stock;

• The effects of government fiscal and monetary policies, including changes in such policies, or the effects of discontinuing COVID-19 relief programs, on the economy and financial stability, generally, and on our business, results of operations and financial condition cannot be predicted;

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

Our stock price may reflect securities market conditions

The ongoing COVID-19 pandemic has resulted in substantial securities market losses, especially for bank stocks and has, and may continue to, adversely affect the market of our common stock. The spread, intensification and duration of COVID-19 pandemic, as well as the effectiveness of governmental, fiscal and monetary policies, and regulatory responses to the pandemic, further affect the financial markets and the market prices for securities generally, and the market prices for bank stocks, including our common stock. Uncertainty and volatility in the capital markets may increase as a result of the 2020 federal and state elections.

The COVID-19 global pandemic could result in deterioration of asset quality and an increase in credit losses.

Many businesses have or will have lower revenues and cash flows and many consumers will have lower income. These could result in an inability to repay loans timely in full, reduce our asset quality and reduce our deposits. Loan modifications and payment deferrals may also increase our credit risks, especially if temporary regulatory relief for these actions expires. Our business, results of operations, liquidity and financial condition could be adversely affected.

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

As a participating lender in the PPP, the Bank is subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

The CARES Act and the PPP and Healthcare Enhancement Act included an approximately $659 billion loan for the PPP administered through by the SBA and the U.S. Department of the Treasury. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved PPP lenders, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. As of September 30, 2020, we have secured funding of approximately 422 loans totaling $36.5 million through the PPP program. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved approximately $310 billion of additional funding for the PPP on April 24, 2020. The PPP closed on August 8, 2020 and the SBA no longer accepts PPP applications from participating lenders, and proposed extension of the PPP have not been approved by Congress through mid-October, 2020. Since the opening of the PPP, various other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its procedures used in processing applications for the PPP. If any such litigation is filed against the Bank and is not resolved favorably to the Bank, it may result in financial liability or adversely affect our reputation. Litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse effect on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans, if the SBA determines deficiencies in the manner in which PPP loans were originated, funded or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, or obtain forgiveness of a PPP properly, including those related to the ambiguity in the laws, rules and guidance regarding the PPP’s operation. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there were one or more deficiencies in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the PPP loan guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company. Similar issues may also result in the denial of forgiveness of PPP loans, which would adversely affect and could result in losses, including possible bankruptcies, which may expose us to further costs and potential losses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the third quarter of 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2020	—	$—	—	$5,000,000
August 1 - August 31, 2020	—	—	—	5,000,000
September 1 - September 30, 2020	—	—	—	5,000,000
Total	—	—	—	5,000,000

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

AUBURN NATIONAL BANCORPORATION, INC.

(Registrant)

Date: October 30, 2020	By: /s/ Robert W. Dumas
Robert W. Dumas
Chairman, President and CEO

Date: October 30, 2020	By: /s/ David A. Hedges
David A. Hedges
Executive Vice President and Chief Financial Officer