Form 10-K
period 2020-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2021-03-09
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

20549

FORM
10-K

☒

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934.
For the quarterly period ended
December 31, 2020
OR
☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period __________ to __________

Commission File Number:
0-26486

Auburn National Bancorporation, Inc.
(Exact Name of Registrant as Specified in Its Charter)
Delaware

63-0885779
(State or other jurisdiction
of incorporation)

(I.R.S. Employer
Identification No.)
132 N. Gay Street
,
Auburn,
Alabama

36830
(Address of principal executive offices)

(Zip Code)
Registrant’s telephone number, including area code: (
334
)
821-9200

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class

Trading Symbol

Name of Exchange on which Registered
Common Stock
, par value $0.01

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

Data File required to be submitted pursuant

to Rule 405 of Regulation S-
T (§ 232.405 of this chapter) during the preceding

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

Section 13(a) of the Exchange Act. Yes
☐

No
☒

Indicate by check mark whether the registrant has

filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over
financial reporting under Section 404(b) of

the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by

the registered public accounting firm that prepared

or issued its audit
report.
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
$
132,361,395

as of June 30, 2020.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding

of each of the registrant’s classes of common stock, as of the latest practicable date:
3,566,326

shares of common stock as
of March 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting

of Shareholders, scheduled to be held

May 11, 2021, are incorporated by reference into Part

II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
26
ITEM 1B.
UNRESOLVED STAFF COMMENTS
40
ITEM 2.
PROPERTIES
40
ITEM 3.
LEGAL PROCEEDINGS
41
ITEM 4.
MINE SAFETY DISCLOSURES
41
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
42
ITEM 6.
SELECTED FINANCIAL DATA
44
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
44
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
75
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
75
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
114
ITEM 9A.
CONTROLS AND PROCEDURES
114
ITEM 9B.
OTHER INFORMATION
114
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
115
ITEM 11.
EXECUTIVE COMPENSATION
115
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
115
ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
115
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
115
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
116
ITEM 16.
FORM 10-K SUMMARY
117

PART

I

SPECIAL CAUTIONARY NOTE REGARDING

FORWARD

-LOOKING STATEMENTS

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

The Company’s principal executive

offices are located at 132 N. Gay Street, Auburn, Alabama

36830, and its telephone
number at such address is (334) 821-9200.

The Company maintains an Internet website at
www.auburnbank.com
.

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

The Bank offers Visa
®

Checkcards, which are debit cards with the Visa

logo that work like checks
but can be used anywhere Visa

is accepted, including ATMs.

The Bank’s Visa

Checkcards can be used internationally
through the Plus
®

network.

The Bank offers online banking, bill payment

and other electronic services through its Internet
website, www.auburnbank.com
.

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

Among the advantages that larger financial institutions have over the Bank are their ability to finance extensive advertisin

g
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

Selected Economic Data

Lee County’s population was estimated

to be 164,542 in 2019, and has increased approximately 17.3

%

from 2010 to 2019.

The largest employers in the area are Auburn University,

East Alabama Medical Center, a Wal

-Mart Distribution Center,
Mando America Corporation, and Briggs & Stratton.

Auto manufacturing and related suppliers are increasingly important along Interstate Highway 85 to the east and west of Auburn.

Kia Motors has a large automobile factory in nearby West
Point, Georgia, and Hyundai Motors has a large

automobile factory in Montgomery,

Alabama.

Between 2010 and 2019, the Auburn-Opelika MSA grew 1

7.3%, the second fastest growing MSA in Alabama.

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

While there are certain risks unique to each type of
lending, management believes that there is more risk associated with commercial, real estate acquisition, construction and
development, agricultural and consumer lending than with residentia

l

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

manufacturing is
cyclical and adversely affected by increases in interest

rates. Decreases in automobile sales, including adverse changes due
to interest rate increases, and the economic effects of

the impact of COVID-19, including continuing supply chain
disruptions, could adversely affect nearby Kia and Hyundai

automotive plants and their suppliers' local spending and
employment, and could adversely affect economic conditions

in the markets we serve. However,

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

Employees

At December 31, 2020,

the Company and its subsidiaries had 152 full-time equivalent employees,

including 36 officers. In
response to the COVID-19 pandemic, our business continuity plan has worked to provide essential banking services to our
communities and customers, while protecting our employees’ health.

As part of our efforts to exercise social distancing in
accordance with the guidelines of the Centers for Disease Control and the Governor of the State of Alabama, starting March
23, 2020, we limited branch lobby service to appointment only while continuing to operate our branch drive-thru facilities
and ATMs.

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

business.

The
following discussion is qualified in its entirety by

reference to the particular laws and rules referred

to below.

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

A bank holding company may,
however, engage in or acquire an interest

in a company that engages in activities that the Federal Reserve has determined
by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident
thereto. On January 30, 2020, the Federal Reserve adopted

new rules, effective September 30, 2020 simplifying
determinations of control of banking organizations for

BHC Act purposes.

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

In addition, under the BHC Act’s

merchant
banking authority and Federal Reserve regulations, financial holding companies are authorized to invest in companies that
engage in activities that are not financial in nature, as long as the financial holding company makes its investment, subject
to limitations, including a limited investment term, no day

-to-day management, and no cross-marketing with any depositary institutions controlled by the financial holding company.

The Federal Reserve recommended repeal of

the merchant
banking powers in its September 16, 2016 study pursuant to

Section 620 of the Dodd-Frank Wall

Street Reform and
Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The Company has not elected to become a financial holding
company, but it may elect to

do so in the future.

Financial holding companies continue to be subject to

Federal Reserve supervision, regulation and examination, but the
Gramm-Leach-Bliley Act of 1999 the “GLB Act”) applies the concept of functional regulation to subsidiary activities.

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

Finally, Sectio

n

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

Community Reinvestment Act and Consumer Laws

The Bank is subject to the provisions of the CRA and the Fede ral Reserve’s regulations thereunder.

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

(ii) obtain deposit insurance coverage for a newly-
chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge

or
consolidate with, or acquire the assets or assume the liabilities of,

an FDIC-insured financial institution.

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

On December 13, 2019, the FDIC and OCC issued a joint notice of proposed rulemaking seeking comment on modernizing
the agencies’ CRA regulations. The OCC issued final revised

CRA Rules effective October 1, 2020, with compliance dates
of October 1, 2020, and January 1, 2023 or 2024. The FDIC

has not issued final revised CRA regulations. On November
24, 2020, the OCC sought additional comment on the general

performance standards of its CRA regulations. On September
21, 2020, the Federal Reserve issued an advanced notice of proposed rulemaking seeking comment on ways to strengthen,
clarify and tailor its CRA regulations, which, if adopted,

would govern the Bank’s CRA compliance.

Under the Federal
Reserve proposal, “small banks” would be limited to banks with assets of $750 million or $1 billion, and could elect
between the existing CRA rules or any newly adopted CRA rules.

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

Among other things,
the federal regulators require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-
term, high-cost credit, including, for example, giving customers who overdraw their accounts on more than six occasions
where a fee is charged in a rolling 12 month period

a reasonable opportunity to choose a less costly alternative and decide whether to continue with fee-based overdraft coverage.

It also encourages placing appropriate daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an account by a
de minimis
amount.

Overdraft policies, processes, fees and disclosures are

frequently the subject of litigation against banks in various jurisdictions. The federal bank regulators continue to consider responsible small dollar lending, including overdrafts and
related fee issues and issued principals for offering small

-dollar loans in a responsible manner on May 20, 2020.

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

These
regulations establish certain minimum requirements for creditors when making ability to repay determinations, and provide
certain safe harbors from liability for mortgages that are "qualified mortgages" and are not “higher-priced.”

Generally,
these CFPB regulations apply to all consumer,

closed-end loans secured by a dwelling including home

-purchase loans,
refinancing and home equity loans—whether first or subordinate lien. Qualified mortgages must generally satisfy detailed
requirements related to product features, underwriting standards,

and requirements where the total points and fees on a
mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Qualified mortgages must have:
(1) a term not exceeding 30 years; (2) regular periodic

payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. On
December 10, 2020, the CFPB issued final rules related to

“qualified mortgage” loans. Lenders are required under the law to determine that consumers have the ability to repay mortgage loans before lenders make those loans. Loans that meet
standards for QM loans are presumed to be loans for which consumers have the ability to repay.

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

Growth Act.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES

Act”) was enacted on March 27, 2020. Section 4013 of
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

COVID-19 Loan Modifications”), to encourage banks to
work prudently with borrowers and to describe the agencies’

interpretation of how accounting rules under ASC 310-40

,
“Troubled Debt Restructurings by Creditors,”

apply to covered modifications. The Interagency Statement on

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

Section 4021 of the CARES Act allows borrowers under 1-to

-4 family residential mortgage loans sold to Fannie Mae to
request forbearance to the servicer after affirming that

such borrower is experiencing financial hardships during the
COVID-19 emergency.

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

On February 9. 2021, the forbearance period was extended to March
31, 2021 after being extended to February 28, 2021.

Borrowers who are on a COVID-19 forbearance plan as of February
28, 2021 may apply for an additional forbearance extension of up to three additional months. The Bank sells mortgage
loans to Fannie Mae and services these on an actual/actual basis.

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

Bank regulators are required to consider compliance with anti-
money laundering laws in acting upon merger and acquisition

and other expansion proposals under the BHC Act and the
Bank Merger Act, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in
the violating transaction, up to $1 million.

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

On August 13, 2020, the federal bank regulators issued a joint statement clarifying that isolated or technical violations or
deficiencies are generally not considered the kinds of problems that would result in an enforcement action. The statement
addresses how the agencies evaluate violations of individual pillars of the Bank Secrecy Act and anti-money laundering
(“AML/BSA”) compliance program. It describes how the agencies incorporate the customer due diligence regulations and
recordkeeping requirements issued by the U.S. Department of

the Treasury (“Treasury”)

as part of the internal controls
pillar of a financial institution's AML/BSA compliance program.

On September 16, 2020, FinCEN issued an advanced notice of

proposed rulemaking seeking public comment on a wide
range of potential regulatory amendments under the Bank Secrecy Act.

The proposal seeks comment on incorporating an
“effective and reasonably designed” AML/BSA program

component to empower financial institutions to allocate

resources
more effectively.

This component also would seek to implement a common

understanding between supervisory agencies
and financial institutions regarding the necessary

AML/BSA program elements, and would seek to impose minimal
additional obligations on AML programs that already comply under the existing supervisory framework.

On October 23, 2020, FinCEN and the Federal Reserve invited

comment on a proposed rule that would amend the
recordkeeping and travel rules under the Bank Secrecy Act, which would lower the applicable threshold from $3,000 to
$250 for international transactions and apply these to transactions using convertible virtual currencies and digital assets
with legal tender status.

On January 1, 2021, Congress enacted the Anti-Money Laundering

Act of 2020 and the Corporate Transparency Act
(collectively, the “AML Act”),

to strengthen anti-money laundering and countering terrorism financing programs. Among
other things, the AML Act:

• specifies

uniform disclosure of beneficial ownership information for all

U.S. and foreign entities conducting business
in the U.S.;

• increases

potential fines and penalties for BSA violations and

improves whistleblower incentives;

• codifies

the risk-based approach to AML compliance;

• modernizes

AML systems;

• expands

the duties and powers FinCEN; and

• emphasizes

coordination and information-sharing among financial institutions,

U.S. financial regulators and foreign
financial regulators.

The United States has imposed various sanctions upon various foreign countries, such as China, Iran, North Korea, Russia
and Venezuela,

and their certain government officials and persons.

Banks are required to comply with these sanctions,
which require additional customer screening and transaction monitoring.

Other Laws and Regulations

The Company is also required to comply with various corporate governance and financial reporting requirements under the
Sarbanes-Oxley Act of 2002, as well as related rules and regulations adopted by the SEC, the Public Company Accounting
Oversight Board and Nasdaq. In particular,

the Company is required to report annually on internal contro ls as part of its
annual report pursuant to Section 404 of the Sarbanes-Oxley Act.

The Company has evaluated its controls, including compliance with the SEC rules on internal controls, and expects to
continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to comply
with these internal control rules in the future, it may materially adversely affect its reputation, its ability to ob

tain the
necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions
acceptable to the Company.

The Company’s assessment of its

financial reporting controls as of December 31, 2020 are
included in this report with no material weaknesses reported.

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

2020, the Bank paid cash dividends of
approximately $3.6 million to the Company.

At December 31, 2020, the Bank could have declared and paid

additional
dividends of approximately $6.8 million without prior

regulatory approval.

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

•

redemptions or repurchases of capital instruments when the bank holding company is experiencing financial
weakness; and

•

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
effective January 1, 2019.

See "Basel III Capital Rules."

Under a new provision of the capital rules, effective January

1, 2021, if a bank’s capital ratios

are within its buffer
requirements, the maximum amount of capital distributions it can make is based on its eligible retained income. Eligible
retained income equals the greater of:

•

net income for the four preceding calendar quarters, net of any distributions and associated tax effects not
already reflected in net income; or

•

the average net income over the preceding four quarters.

Regulatory Capital Changes

Simplification

The federal bank regulators issued final rules on July 22, 2019 simplifying their capital rules.

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

These guidelines required at year end 2019 a minimum ratio

of capital to risk-weighted assets (including certain off

-balance
sheet activities, such as standby letters of credit) and capital conservation buffer of 10.5%.

Tier 1 capital includes common
equity and related retained earnings and a limited amount of qualifying preferred stock, less goodwill and certain core
deposit intangibles.

Voting

common equity must be the predominant form of capital.

Tier 2 capital consists of non–
qualifying preferred stock, qualifying subordinated, perpetual, and/or mandatory convertible debt, term subordinated debt
and intermediate term preferred stock, up to 45% of pretax

unrealized holding gains on available for sale equity securities with readily determinable market values that are prudently valued,

and a limited amount of general loan loss allowance.
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

The Company
had no qualifying trust preferred securities or cumulative preferred stock outstanding at December 31, 2020.

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

Full compliance with the capital conservation buffer was

required by January 1, 2019. At such time, permissible dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital conservation
buffer as calculated above, subject

to any further regulatory limitations, including those based on risk assessments

and
enforcement actions:

Buffer % Buffer % Limit
More than 2.50% None
> 1.875% - 2.50% 60.0%
> 1.250% - 1.875% 40.0%
> 0.625% - 1.250% 20.0%
≤ 0.625 - 0 -

Effective March 20, 2020, the Federal Reserve and

the other federal banking regulators adopted an interim final rule that amended the capital conservation buffer in light of the

disruptive effects of the COVID-19 pandemic.

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

III Capital Rules, as fully phased in on January 1, 2019

are:

Fully Phased In
January 1, 2019
Minimum CET1

4.50%
CET1 Conservation Buffer

2.50%
Total CET1

7.0%
Deductions

from CET1
100%
Minimum Tier 1 Capital

6.0%
Minimum Tier 1 Capital plus
conservation buffer 8.5%
Minimum Total Capital

8.0%
Minimum Total Capital plus
conservation buffer 10.5%

Changes in Risk-Weightings

The Basel III Capital Rules significantly change the risk weightings used to determine risk weighted capital adequacy.

Among various other changes, the Basel III Capital Rules apply a 250%

risk-weighting to MSRs, DTAs

that cannot be
realized through net operating loss carry-backs and significant (greater than 10%) investments in other financial
institutions.

A 150% risk-weighted category applies to “high volatility commercial real estate loans,” or “HVCRE,” which
are credit facilities for the acquisition, construction or development of real property, excluding one

-to-four family
residential properties or commercial real estate projects

where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s

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

(the “FASB”) Accounting

Standards Update (“ASU”) No. 2016-13 “Financial
Instruments – Credit Losses (Topic

326): Measurement of Credit Losses on Financial Instruments” on

June 16, 2016, which
changed the loss model to take into account current expected credit losses (“CECL”) in place of the incurred loss method.
The Federal Reserve and the other federal banking agencies adopted rules effective on April 1, 2019 that allows banking
organizations to phase in the regulatory capital effect

of a reduction in retained earnings upon adoption

of CECL over a
three year period.

On May 8, 2020, the agencies issued a statement describing the measurement of expected credit

losses
using the CECL methodology,

and updated concepts and practices in existing supervisory guidance that remain applicable.
CECL is effective for the Company beginning January 1,

2023 and has not been adopted early.

CECL’s

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

FDICIA and
files (or has filed against it) a petition under the federal Bankruptc

y

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

Section 201 of the 2018 Growth Act provides that banks and

bank holding companies with consolidated assets of less than
$10 billion that meet a “community bank leverage ratio,” established by the federal bank regulators between 8% and 10%,
are deemed to satisfy applicable risk-based capital requirements necessary to be considered “well capitalized.” The federal
banking agencies have the discretion to determine that an institution does not qualify for such treatment due to its risk
profile. An institution’s risk pro

file may be assessed by its off-balance sheet exposure,

trading of assets and liabilities,
notional derivatives’ exposure, and other methods.

The federal bank regulators implemented

a CARES Act provision by replacing interim final rules

adopted in March 2020,
temporarily reducing the community bank leverage ratio threshold.

The threshold is 8% through the end of 2020, 8.5%

for
2021, and 9% beginning January 1, 2022. Two

quarter grace

periods are allowed to permit banks that temporarily fall
below these thresholds to remain well-capitalized for regulatory purposes.

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

Thus, the earnings and growth of the Company and the Bank, as well as
the values of, and earnings on, its assets and the costs of its de posits and other liabilities are subject to the influence of economic conditions generally,

both domestic and foreign, and also to the monetary and fiscal policies of the United States
and its agencies, particularly the Federal Reserve.

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

On March 3, 2020, the Federal Reserve reduced the Federal Funds rate target by 50 basis points to 1.00-1.25%.

The Federal
Reserve further reduced the Federal Funds Rate target by an

additional 100 basis points to 0-0.25% on March 16,

2020. The
Federal Reserve established various liquidity facilities pursuant to section 13(3) of the Federal Reserve Act to help stabilize the financial system.

The Federal Reserve’s current

policy is to seek maximum employment and inflation of 2%

over the longer run, with
inflation moderately running over 2% for some time. It continues a target federal funds range of 0-0.25%, and

monthly
purposes of at least $80 billion of Treasury

securities and $40 billion of agency mortgage-backed securities until substantial
further progress has been made towards its goals.

In light of disruptions in economic conditions caused by the outbreak of COVID-19 and the stress in U.S. financial markets,
the Federal Reserve, Congress and the Department of the Treasury

took a host of fiscal and monetary measures to minimize
the economic effect of COVID-19.

The CARES Act provided a $2 trillion stimulus package and

various measures to provide relief from the COVID-19
pandemic, including:

●

The Paycheck Protection Program (“PPP”), which expands eligibility for special new SBA guaranteed loans,
forgivable loans and other relief to small businesses affected by COVID-19.

●

A new $500 billion federal stimulus program for air carriers and other companies in severely distressed sectors of
the American economy. The

lending programs impose stock buyback, dividend, executive compensation,

and
other restrictions on direct loan recipients.

●

Optional temporary suspension of certain requirements under

ASC 340-10 TDR classifications for a limited period
of time to account for the effects of COVID-19.
●

The creation of rapid tax rebates and expansion of unemployment benefits to provide relief to individuals.

●

Substantial federal spending and significant changes for health care companies, providers, and patients.

Over $525 billion of PPP loans were made in 2020.

On December 27, 2020, the Economic Aid to Hard-Hit Smal

l

Businesses, Nonprofits, and Venues

Act (the “Economic Aid
Act”) was signed into law. The

Economic Aid Act provides a second $900 billion stimulus

package, including $325 billion
in additional PPP loans, changed the eligibility rules to focus more on smaller business, further enhances other Small
Business Association programs.

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

2020 applicable to Small Banks, such as the Bank.

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

The
Bank’s credit was $0.2 million,

and was received and applied against the Bank’s

deposit insurance assessments during 2019
and 2020.

Given the extraordinary growth in deposits in the first six months of 2020 due to the pandemic and government
stimulus, the reserve ratio declined below 1.35% to 1.30%.

The FDIC issued a restoration plan on September 15, 2020
designed to restore the reserve ratio to at least the statutory minimum of 1.35% within 8 years. Although the FDIC
maintained current assessment rates, the FDIC may increase deposit assessment rates by up to two basis points without
notice, or more following notice and a comment period, to

meet the required reserve ratio.

On June 22, 2020, the FDIC issued a final rule designed to

mitigate the deposit insurance assessment effect of the PPP

and
the related liquidity programs established by the Federal Reserve.

Specifically, the rule removes

the effects of participating
in PPP and liquidity facilities from the various risk measures used to calculate assessment rates and provides an offset

to
assessments for the increase in assessment base rates attributed to participation in the PPP and liquidity facilities.

Prior to June 30, 2016, when the new assessment system became effective, the Bank’s

overall rate for assessment
calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under
the former FDIC assessment rules.

The Company recorded FDIC insurance premiums expenses of $0.1 million in 2020
and 2019, respectively.

Lending Practices

The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending”
(the “Guidance”).

The Guidance defines CRE loans as exposures secured by raw land,

land development and construction
(including 1-4 family residential construction), multi-family prope rty, and non-farm nonresidential property

where the
primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for
which 50% or more of the source of repayment comes from third party, non-affilia

ted, rental income) or the proceeds of the
sale, refinancing, or permanent financing of this property.

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

The Guidance did not apply to the Bank’s

CRE lending activities during 2019 or 2020.

At December 31, 2020, the Bank
had outstanding $33.5 million in construction and land development loans and $201.1 million in total CRE loans (excluding
owner occupied), which represent approximately 34.9% and

266.0%, respectively, of the

Bank’s total risk-based capital

at
December 31, 2020.

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
shared national credits.

The Bank did not have any loans at year-end 2020

or 2019 that were leveraged loans subject to the Interagency Guidance on Leveraged Lending or that were shared national credits. [Note to Auburn: Confirm]

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

Compensation Policies, which, although targeted

to larger,
more complex organizations than the Company,

includes principles that have been applied to smaller organi zations similar
to the Company.

This Guidance applies to incentive compensation to executives as well as employees, who, “individually
or a part of a group, have the ability to expose the relevant banking organization to material amounts of risk.”

Incentive
compensation should:

Provide employees incentives that appropriately balance risk and reward;

Be compatible with effective controls and risk-management;

and

Be supported by strong corporate governance, including active and effective oversight by the organization’s

board of
directors.

The federal bank regulators, the SEC and other regulators proposed regulations implementing Section 956 in April 2011,
which would have been applicable to, among others, depositor

y

institutions and their holding companies with $1 billion

or
more in assets.

An advance notice of a revised proposed joint rulemaking under

Section 956 was published by the financial
services regulators in May 2016, but these rules have not been adopted.

Debit Card Interchange

Fees

The “Durbin Amendment” to the Dodd-Frank Act and implementing

Federal Reserve regulations provide that interchanged
transaction fees for electronic debit transactions be “reasonable”

and proportional to certain costs associated with
processing the transactions.

The Durbin Amendment and the Federal Reserve rules thereunder are not applicable to banks
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

President Biden has frozen new rulemaking generally,

and has rescinded various of his predecessor’s executive

orders,
including the February 3, 2017 executive order containing “Core

Principles for Regulating the United States Financial
System” (“Core Principles”).

The Core Principles directed the Secretary of the Treasury

to consult with the heads of
Financial Stability Oversight Council’s

members and report to the President periodically thereafter on how laws

and
government policies promote the Core Principles and to identify laws, regulations, guidance and reporting that inhibit
financial services regulation.

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

Rule.

The applicable agencies also issued final rules simplifying the

Volcker

Rule proprietary trading restrictions effective
January 1, 2020. On June 25, 2020, the agencies adopted

a final rule simplifying the Volcker

Rule’s covered fund
provisions effective October 1, 2020.

The FDIC announced on December 19, 2018 a final rule allows reciprocal deposits to be excluded from “brokered
deposits” up to the lesser of $5 billion or 20% of their total liabilities.

Institutions that are not both well capitalized and
well rated are permitted to exclude reciprocal deposits from brokered deposits in certain circumstances.

The FDIC issued comprehensive changes to its brokered deposit rules effective April 1, 2021. The revised rules establishes new standards for determining whether an entity meets the statutory definition of “deposit broker,”

and identifies a number
of business that automatically meet the “primary purpose exception”

from a “deposit broker.”

The revisions also provide
an application process for entities that seek a “primary purpose exception,” but do not meet one of the designated
exceptions.”

The new rules may provide us greater future flexibility,

but we had no brokered deposits at December 31,
2019 or 2020, and historically have not relied on brokered

deposits.

On November 20, 2020, the Federal Reserve and the other federal bank regulators issued temporary relief for community
banks with less than $10 billion in total assets as of December

31, 2019 related to certain regulations and reporting
requirements that largely result from growth due to the various relief and stimulus actions in response to the COVID-19
pandemic. In particular, the interim final rule

permits these institutions to use asset data as of December 31,

2019, to
determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. For the same
reasons, the Federal Reserve temporarily revised the instructions to a number of its regulatory reports to provide that
community banking organizations may use asset data

as of December 31, 2019, in order to determine reporting
requirements for reports due in calendar years 2020 or 2021.

On November 30, 2020, the bank regulators issued a statement urging banks to cease entering into new contracts using

U.S.
dollar LIBOR rates as soon as practicable and in any event by December

31, 2021, to effect orderly,

and safe and sound
LIBOR transition. Banks were reminded that operating with insufficient fallback interest rates could undermine financial
stability and banks’ safety and soundness.

Any alternative reference rate may be used that a bank determines is appropriate
for its funding and customer needs.

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

Operational Risks

Market conditions and economic cyclicality may adversely affect our industry.

We believe the following,

among other things, may affect us in 2021:

●

The COVID-19 pandemic disrupted

the economy beginning late in the first quarter of 2020, and continues.

Auburn University, government

agencies and businesses were limited to remote work and gatherings were limited.

Supply chains continue to be disrupted and unemployment spiked and remains high.

Hotels, motels, restaurants,
retail and shopping centers were especially affected.

●

Extraordinary monetary and fiscal stimulus in 2020 and in early

2021 have offset certain of the pandemic’s
adverse economic effects, and are continuing.

The Federal Reserve is maintaining a targeted

federal funds rate of
0-0.25%, and has provided stimulus by buying bonds and providing market liquidity.

Legislation is pending to
provide an additional $1.9 trillion of fiscal stimulus, and foreclosure moratoria have been extended.

The nature
and timing of any future changes in monetary and fiscal policies and their effect on us cannot be predicted.

●

Market developments, including unemployment, price levels,

stock and bond market volatility,

and changes,
including those resulting from COVID-19 and the pace of vaccination and expected declines in serious COVID-19
cases, continue to affect consumer confidence levels and

economic activity.

Changes in payment behaviors and
payment rates may increase in delinquencies and default rates,

which could affect our earnings and credit quality.

●

Our ability to assess the creditworthiness of our customers and those we do business with, and the values of our
assets and loan collateral may be adversely affected and less predictable as a result of the pandemic and
government responses.

The accounting for loan modifications and deferrals may provide only temporary relief.

The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets
requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how those
economic predictions might affect the ability of our borrowers to repay their loans or the value of assets.

●

The end of the LIBOR reference rate is currently scheduled for most tenors by June 30, 2023, although U.S. bank
regulators informed banks November 30, 2020 that they should stop using LIBOR for new loans and contracts and
derivatives, including hedging, and involves risks of potential marked disruption and costs of compliance and
conversion.

New hedges may not be as effective as hedges based

on LIBOR.

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of

operations and
financial condition.

Our nonperforming loans were 0.12% of total loans as of December

31, 2020, and had no other real estate owned
(“OREO”).

Twenty-five percent, or

$117.0 million, of our total loans were in hotels/motels,

retail and shopping centers
and restaurants, and $31.4 million of these had COVID-19 modifications to require interest only payments.

Non-
performing assets may adversely affect our net income

in various ways.

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

In addition, the resolution of nonperforming assets requires commitments of
time from management, which can be detrimental to the performance of their other responsibilities. Our non-performing
assets may be adversely affected by loan deferrals and

modifications made in response to the pandemic and the moratoria on foreclosures and evictions.

There can be no assurance that we will not experience increases in nonperforming loans in
the future.

Our allowance for loan losses may prove

inadequate or we may be negatively affected by credit

risk exposures.

We periodically

review our allowance for loan losses for adequacy considering economic conditions and trends, collateral
values and credit quality indicators, including past charge

-off experience and levels of past due loans and nonperforming assets.

We cannot

be certain that our allowance for loan losses will be adequate over time to cover credit losses in our
portfolio because of unanticipated adverse changes in the economy,

including the continuing effects of the pandemic

and
fiscal and monetary response to COVID-19 loan modifications

and deferrals, market conditions or events adversely
affecting specific customers, industries or markets,

and changes in borrower behaviors.

Certain borrowers may not recover
fully or may fail as a result of COVID-19 effects.

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

CECL, a new
accounting standard for estimating loan losses, is effective for the Company beginning January 1, 2023, and its effects upon
the Company have not yet been determined.

Changes in the real estate markets, including

the secondary market for residential mortgage

loans, may continue to
adversely affect us.

The CFPB’s mortgage and servicing

rules, including TRID rules for closed end credit transactions,

enforcement actions,
reviews and settlements, affect the mortgage markets and

our mortgage operations.

The CFPB requires that lenders
determine whether a consumer has the ability to repay a mortgage loan have limited the secondary market for and liquidity
of many mortgage loans that are not “qualified mortgages.”

Recently adopted changes to the CFPB’s

qualified mortgage
rules are reportedly being reconsidered.

The Tax Cuts and Jobs

Act’s (the “2017 Tax

Act”) limitations on the deductibility of residential mortgage interest and state
and local property and other taxes and federal moratoria

on single-family foreclosures and rental evictions could adversely affect consumer behaviors and the volumes of housing sales,

mortgage and home equity loan originations, as well as the
value and liquidity of residential property held as collateral by lenders such as the Bank, and the secondary markets for
single and multi-family loans.

Acquisition, construction and development loans for residential development may be
similarly adversely affected.

Fannie Mae and Freddie Mac (“GSEs”), have been in conservatorship since September 2008.

Since Fannie Mae and
Freddie Mac dominate the residential mortgage markets, any

changes in their operations and requirements, as well as their respective restructurings and capital, could adversely affect the primary and secondary mortgage markets, and our
residential mortgage businesses, our results of operations and the returns on capital deployed in these businesses.

The
timing and effects of resolution of these government sponsored enterprises cannot be predicted.

Weaknesses in real

estate markets the FHFA’s

moratoria on foreclosures and real estate owned evictions may adversely affect the length of time and costs required to

manage and dispose of, and the values realized from the sale of our OREO.

We may be

contractually obligated to repurchase

mortgage loans we sold to third parties on terms unfavorable to us.

As part of its routine business, the Company originates mortgage loans that it subsequently sells in the secondary market,
including to governmental agencies and GSEs.

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

The CFPB’s residential mortgage

servicing standards may adversely affect our costs to

service residential mortgage loans,
and together with the Basel III Rules and the effects of

lower interest rates from COVID-19 stimulus, may decrease the returns on, and values of, our MSRs.

This could reduce our income from servicing these types

of loans and make it more
difficult and costly to timely realize the value of collateral securing such loans upon a borrower default.

The soundness of other financial institutions could adversely affect

us.

We routinely execute

transactions with counterparties in the financial services industry,

including brokers and dealers,
central clearinghouses, banks, including our correspondent banks and other financial institutions.

Our ability to engage in
routine investment and banking transactions, as well as the quality and values of our investments in holdings of other
obligations of other financial institutions such as the FHLB, could be adversely affected by the actions, financial condition,
and profitability of such other financial institutions, including the FHLB and our correspondent banks.

Financial services
institutions are interrelated as a result of shared credits, trading, clearing,

counterparty and other relationships.

Any losses,
defaults by, or failures of, the

institutions we do business with could adversely affect our

holdings of the equity in such
other institutions, our participation interests in loans originated by other institutions,

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

The
guidance defines CRE loans as exposures secured by raw land,

land development and construction loans (including 1-4
family residential construction loans), multi-family property,

and non-farm non-residential property,

where the primary or a
significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or
more of the source of repayment comes from third party,

non-affiliated, rental income) or the proceeds

of the sale,
refinancing, or permanent financing of the property.

Loans to REITs

and unsecured loans to developers that closely
correlate to the inherent risks in CRE markets are also CRE loans.

Loans on owner occupied commercial real estate are
generally excluded from CRE for purposes of this guidance.

Excluding owner occupied commercial real estate, we had
43.6%

of our portfolio in CRE loans at year-end 2020 compared

to 48.0% at year-end 2019.

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

At year-end 2020, 25% of our total loans were CRE

loans to hotels/motels, retail and shopping centers and restaurants, businesses that have been severely affected by the effects

of COVID-19.

Our future success is dependent on

our ability to compete effectively in highly competitive markets.

The East Alabama banking markets which we operate

are highly competitive and our future growth and success will depend on our ability to compete effectively in these markets.

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

Out of state banks may branch into our markets.

Failures of other banks with offices in our markets could

also
lead to the entrance of new,

stronger competitors in our markets.

Our success depends on local economic conditions.

Our success depends on the general economic conditions in the geographic markets we serve in Alabama.

The local
economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the
ability of borrowers to repay these loans and the value of the collateral securing these loans.

Adverse changes in the
economic conditions of the Southeastern United States in general,

or in one or more of our local markets, including the
continuous effects from COVID-19 and the timing,

strength and breadth of the recovery from the pandemic,

could
negatively affect our results of operations and our

profitability.

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
involve various risks including:

●

risks of unknown or contingent liabilities, and potential asset quality issues;

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
technological improvements.

The financial services industry is undergoing rapid

technological changes with frequent introductions of new technology driven products and services and growing demands for mobile

and user-based banking applications. In addition to allowing us to analyze our customers better,

the effective use of technology may increase efficiency

and may enable financial
institutions to reduce costs, risks associated with fraud and compliance with anti-money laundering and other laws, and
various operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and
payments businesses, and have increased competition in these businesses. Our future success will depend, in part, upon our ability to use technology to provide products and services that meet our customers’ preferences and create additional
efficiencies in operations, while avoiding cyber-attacks

and disruptions, and data breaches. The COVID-19 pandemic

and
increased remote work has accelerated electronic banking activity and the need for increased operational efficiencies.

We
may need to make significant additional capital investments in technology,

including cyber and data security,

and we may
not be able to effectively implement new technology

-driven products and services, or such technology may prove less effective than anticipated. Many larger competito

rs have substantially greater resources to invest in technological improvements and, increasingly,

non-banking firms are using technology to compete with traditional lenders for loans and
other banking services.

Operational risks are inherent

in our businesses.

Operational risks and losses can result from internal and external fraud; gaps or weaknesses in our risk management or
internal audit procedures; errors by employees or third parties,

including our vendors, failures to document transactions
properly or obtain proper authorizations; failure to comply with applicable regulatory requirements in the various
jurisdictions where we do business or have customers; failures in our estimates models that rely on; equipment failures,
including those caused by natural disasters, or by electrical, telecommunications or other essential utility outages; business
continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen
problems encountered while implementing major new computer

systems or, failures to timely and properly

upgrade and
patch existing systems or inadequate access to data or

poor response capabilities in light of such business continuity and data security system failures; or the inadequacy or failure of systems and controls, including those of our vendors or
counterparties.

The COVID-19 pandemic has presented operational challenges

to maintaining continuity of operations of
customer services while protecting our employees’ and customers’

safety.

In addition, we face certain risks inherent in the
ownership and operation of our bank premises and other real

-estate, including liability for accidents on our properties.
Although we have implemented risk controls and loss mitigation actions,

and substantial resources are devoted to
developing efficient procedures, identifying and rectifying

weaknesses in existing procedures and training staff,

it is not
possible to be certain that such actions have been or will be effective in controlling these various operational risks

that
evolve continuously.

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

Nonetheless, our policies and procedures may not be
comprehensive and may not identify timely every risk to which we are exposed, and our internal audit process may fail to
detect such weaknesses or deficiencies in our risk management framework. Many of our risk management models and
estimates use observed historical market behavior to model

or project potential future exposure.

Models used by our
business are based on assumptions and projections. These

models may not operate properly or our inputs and assumptions may be inaccurate, or changes in economic conditions, customer behaviors or regulations.

As a result, these methods may
not fully predict future exposures, which can be significantly greater than historically.

Other risk management methods
depend upon the evaluation of information regarding markets,

clients, or other matters that are publicly available or
otherwise accessible to us. This information may not always

be accurate, complete, up-to-date or properly evaluated.
Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will closely follow our risk management policies and procedures,

nor can there be any assurance that our risk management
policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In
addition, we may have to implement more extensive and perhaps different risk management policies and procedu

res as our
regulation changes.

All of these could adversely affect our financial condition

and results of operations.

Any failure to protect

the confidentiality of customer information could adversely affect our reputation and have a material
adverse effect on our business, financial condition and

results of operations
.

Various

laws enforced by the bank regulators and other agencies protect the privacy and security of customers’ non-public
personal information. Many of our employees have access to,

and routinely process personal information of clients through a variety of media, including information technology systems.

Our internal processes and controls are designed to protect
the confidentiality of client information we hold and that is accessible to us and our employees. It is possible that an
employee could, intentionally or unintentionally,

disclose or misappropriate confidential client information or our data
could be the subject of a cybersecurity attack.

Such personal data could also be compromised via intrusions into our
systems or those of our service providers or persons we do business with such as credit bureaus, data processors and
merchants who accept credit or debit cards for payment. If we fail to maintain adequate internal controls, or if our
employees fail to comply with our policies and procedures,

misappropriation or inappropriate disclosure or misuse of client information could occur. Such

internal control inadequacies or non-compliance could materially damage our reputation,
lead to remediation costs and civil or criminal penalties.

These could have a material adverse effect on our business,
financial condition and results of operations.

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

Our business continuity plans,
including those of our service providers, to provide back-up and restore service may not be effective in the case of
widespread outages due to severe weather,

natural disasters, pandemics, or power,

communications and other failures.

Our systems and networks, as well as those of our third-party service providers, are subject to security risks and could be
susceptible to cyber-attacks, such as denial of service attacks,

hacking, terrorist activities or identity theft.

Cybercrime risks
have increased as electronic and mobile banking activities increased as a result of the COVID-19 pandemic.

Other
financial service institutions and their service providers have reported material security breaches in their websites or other
systems, some of which have involved sophisticated and targeted attacks, including use of stolen access credentials,
malware, ransomware, phishing and distributed denial-of

-service attacks, among other means.

Such cyber-attacks may also
seek to disrupt the operations of public companies or their business partners, effect unauthorized fund transfers, obtain
unauthorized access to confidential information, destroy data,

disable or degrade service, or sabotage systems.

Denial of
service attacks have

been launched against a number of financial services institutions,

and we may be subject to these types
of attacks in the future. Hacking and identity theft risks, in particular,

could cause serious reputational harm.

Despite our cybersecurity policies and procedures and our

Board of Director’s and Management’s

efforts to monitor and
ensure the integrity of the system we use, we may not be able to anticipate the rapidly evolving security threats, nor may we be able to implement preventive measures effective against

all such threats. The techniques used by cyber criminals change frequently, may not be recognized

until launched and can originate from a wide variety of sources, including outside groups
such as external service providers, organized crime

affiliates, terrorist organizations or

hostile foreign governments. These
risks may increase in the future as the use of mobile banking and other internet electronic banking continues to grow.

Security breaches or failures may have serious adverse financial and other consequences, including significant legal and
remediation costs, disruptions to operations, misappropriation of confidential information, damage to systems operated by
us or our third-party service providers, as well as damages to our customers and our counterparties. In addition, these events could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny,

or expose us
to civil litigation and possible financial liability,

any of which could have a material adverse effect

on our financial
condition and results of operations.

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
Effective succession planning is also important to

our long-term success. The unexpected loss of services of one or more of
our key persons and failure to ensure effective transfer

of knowledge and smooth transitions involving such persons

could
have a material adverse effect on our business due

to loss of their skills, knowledge of our business, their years of industry
experience and the potential difficulty of promptly finding

qualified replacement employees.

Proposed rules implementing the executive compensation provisions of the Dodd-Frank Act may limit the type and
structure of compensation arrangements and prohibit the payment of “excessive compensation” to our executives. These
restrictions could negatively affect our ability to compete

with other companies in recruiting and retaining key personnel.

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

nationally and locally.

Market
interest rates have declined significantly during 2020,

and remain low.

Such events also may adversely affect business

and
consumer confidence, generally.

We and our

customers, and our respective suppliers, vendors and processors may be
adversely affected.

Any such adverse changes may adversely affect our

profitability, growth asset

quality and financial
condition.

Financial Risks

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

As of December 31, 2020, we had a
net deferred tax liability of $1.5 million with gross deferred tax assets of $1.9 million.

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

Current bank capital rules also reduce the regulatory capital benefits of deferred tax assets.

Our cost of funds may increase as a

result of general economic conditions,

interest rates, inflation and competitive
pressures.

The Federal Reserve shifted to a more accommodating monetary policy in Summer 2019. During 2020, the Federal Reserve
reduced its federal funds target to 0-0.25%

is continuing significant monthly purchases of U.S. Treasury and agency
mortgage-backed securities to help combat the economic effect of the COVID-19 pandemic.

Since November 2020,
interest rates have increased, possibly as a result of increased government borrowings to finance rounds of fiscal stimulus
and increased inflation expectations resulting from such stimulus and expected increases in economic growth from fiscal
and monetary stimulus and COVID-19 vaccinations.

Our costs of funds may increase as a result of general economic conditions, increasing interest rates and competitive pressures, and potential inflation resulting from continued government
deficit spending and monetary policies.

Traditionally,

we have obtained funds principally through local deposits and borrowings from other institutional lenders, which we believe are a cheaper and more stable source of funds than
borrowings.

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

the yield
curve and economic conditions.

Our profitability depends upon net interest income, which is the difference between interest earned on interest-earning
assets, such as loans and investments, and interest expense on interest

-bearing liabilities, such as deposits and borrowings.

Net interest income will be adversely affected if market

interest rates on the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments.

Interest rates, and consequently our results of operations,
are affected by

general economic conditions (national, international and local) and fiscal and monetary policies, as well as
expectations of these rates and policies and the shape of the yield curve.

Our income is primarily driven by the spread
between these rates. As a result, a steeper yield curve, meaning long

-term interest rates are significantly higher than short-
term interest rates, would provide the Bank with a better opportunity to increase net interest income. Conversely,

a
flattening yield curve could pressure our net interest margin as our cost of funds increases relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes in the different interest rate
indexes, given that not all of our assets or liabilities are priced with the same index.

The 2019 and 2020 rate reductions by
the Federal Reserve and the effects of the COVID

-19 pandemic have reduced market rates, which adversely affected our
net interest income and our results of operations.

The production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within the markets we serve, as well as interest rates.

Lower interest rates typically increase mortgage originations, decrease

MSR
values, and facilitate pandemic-related trends to single family houses.

Increases in market interest rates would tend to
decrease mortgage originations, increase MSR values and potentially increase net interest spread depending upon the yield
curve and the magnitude and duration of interest rate increase.

Liquidity risks could affect operations and jeopardize

our financial condition.

Liquidity is essential to our business.

An inability to raise funds through deposits, borrowings,

proceeds from loan
repayments or sales proceeds from maturing loans and securities,

and other sources could have a negative effect on our
liquidity.

Our funding sources include federal funds purchased, securities sold under repurchase agreements, core and non-
core deposits, and short-

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

Our
access to funding sources in amounts adequate to finance or

capitalize our activities on terms which are acceptable to

us
could be impaired by factors that affect us specifically,

or the financial services industry or the economy in general.

General conditions that are not specific to us, such as disruptions in the financial markets or negative views and
expectations about the prospects for the financial services industry could adversely affect us.

The COVID-19 pandemic generally has increased our deposits and at banks, generally, while

reducing the interest rate
earnings

available on loans and securities.

Such excess liquidity and the resulting balance sheet growth requires capital
support and may reduce returns on assets and equity.

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

In some cases, we could be required to apply a new or revised standard retroactively, resulting

in us restating prior period financial statements
. The
FASB’s

guidance under ASU No.
2016-13 includes significant changes to the manner in which

banks’ allowance for loan losses will be effective for

us
beginning January 1, 2023.

Instead of using historical losses, the CECL model is forward-looking with respect to expected
losses over the life of loans and other instruments, and could materially affect our results of operations and financial
condition, including the variability of our results of operations and our regulatory capital, notwithstanding a three-year
phase-in of CECL for regulatory capital purposes.

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

Banks are in the business of accepting certain risks.

Our executive officers and other members of management,

sales
intermediaries, investment professionals, product managers, and other associates, make decisions and choices that involve
exposing us to risk. We

endeavor, in the design and implementation

of our compensation programs and practices, to avoid
giving our associates incentives to take excessive risks; however,

associates may nonetheless take such risks.

Similarly,
although we employ controls and procedures designed to prevent misconduct, to monitor associates’ business decisions and
prevent them from taking excessive risks, these controls and procedures may not be effective. If our associates take
excessive risks, risks to our reputation, financial condition and business operations could be materially and adversely
affected.

Our ability to continue to pay dividends to shareholders

in the future is subject to our profitability,

capital, liquidity and
regulatory requirements

and these limitations may prevent or limit future

dividends.

Cash available to pay dividends to our shareholders is derived primarily from dividends paid to the Company by the Bank.

The ability of the Bank to pay dividends, as well as our ability to pay dividends to our shareholders, will continue to be
subject to and limited by laws limiting dividend payments by the Bank, the results of operations of our subsidiaries and our need to maintain appropriate liquidity and capital at all levels of our business consistent with regulatory requirements and
the needs of our businesses.

See “Supervision and Regulation”.

A limited trading market exists for our common shares,

which could result in price volatility.

Your

ability to sell or purchase common shares depends

upon the existence of an active trading market for our common stock.

Although our common stock is quoted on the Nasdaq Global Market under the trading symbol “AUBN,” our historic
trading volume has been limited historically.

As a result, you may be unable to sell or purchase shares of our common
stock at the volume, price and time that you desire.

Additionally, whether the purchase

or sales prices of our common stock
reflects a reasonable valuation of our common stock also is affected by an active trading market, and thus the price you
receive for a thinly-traded stock such as our common stock, may not reflect its true or intrinsic value.

The limited trading
market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading
to price volatility in excess of that which would occur in a more active trading market.

Legal and Regulatory Risks

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

Legislative and regulatory changes

The Biden Administration may propose changes to bank regulation and corporate tax changes that could have an adverse
effect on our results of operations and financial conditions.

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

The position of the President and his administration that took office in January 2021 with respect to
regulation of banks and bank holding companies by our new President is not yet known, their views and actions could have
a material adverse effect on financial services regulation,

generally.

Litigation and regulatory actions could

harm our reputation and adversely affect our

results of operations and financial
condition.

A substantial legal liability or a significant regulatory action against us,

as well as regulatory inquiries or investigations,
could harm our reputation, result in material fines or penalties,

result in significant legal costs, divert management resources away from our business, and otherwise have a material adverse effect on our ability to expand on our existing business,
financial condition and results of operations. Even if we ultimately prevail in litigation, regulatory investigation or action,
our ability to attract new customers, retain our current customers and recruit and retain employees could be materially and
adversely affected. Regulatory inquiries and litigation may

also adversely affect the prices or volatility of our

securities
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

Our failure to remain “well capitalized” and “well managed”, including meeting the Basel III capital conservation buffers,

for bank regulatory purposes, could affect customer
confidence, our ability to grow,

our costs of funds and FDIC insurance, our ability to raise

brokered deposits and our ability
to pay dividends on our common stock and our ability to make acquisitions,

and we may no longer meet the requirements
for becoming a financial holding company.

These could also affect our ability to use discretionary

bonuses to attract and
retain quality personnel.

The Basel III Capital Rules include a minimum ratio of

common equity tier 1 capital, or CET1, to
risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets.
See “Supervision and
Regulation—Basel III Capital Rules.”

Although we currently have capital ratios that exceed all these minimum levels and
a strategic plan to maintain these levels, we or the Bank may be unable to continue to satisfy the capital adequacy
requirements for various reasons, which may include:

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

•

reduced total earnings on our assets will reduce our internal generation of capital available to support our balance
sheet growth;

•

reductions in the value of our MSRs and DTAs;

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

•

ability to pay dividends on our capital stock.

•

ability to make discretionary bonuses to attract and retain quality personnel;

•

ability to make acquisitions or engage in new activities;

•

flexibility if we become subject to prompt corrective action restrictions;

•

ability to make payments of principal and interest on our capital instruments; and

The Federal Reserve may require

us to commit capital resources

to support the Bank.

As a matter of policy, the Federal

Reserve expects a bank holding company to act as a source of financial and managerial
strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Federal Reserve may require a
bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Dodd-Frank Act amended
the FDI Act to require that all companies that control a FDIC-insured depository institution serve as a source of financial
strength to their depository institution subsidiaries. Under these requirements, we could be required to provide financial
assistance to the Bank should it experience financial distress,

even if further investment was not otherwise warranted. See
“Supervision and Regulation.”

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

Reinvestment Act, or CRA, could
adversely affect us.

The Bank is subject to, among other things, the provisions of the Equal Credit Opportunity Act, or ECOA, and the Fair
Housing Act, both of which prohibit discrimination based on

race or color, religion, national origin, sex

and familial status
in any aspect of a consumer, commercial credit

or residential real estate transaction. The DOJ and the federal bank
regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending have provided guidance

to
financial institutions to evaluate whether discrimination exists and how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. Failures to comply with ECOA, the Fair
Housing Act and other fair lending laws and regulations, including

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

COVID-19 Risks

The COVID-19 pandemic is expected to continue

to adversely affect our

business, financial condition and results of
operations. The ultimate effects of the pandemic on us will depend on the severity, scope and

duration of the pandemic, its
cumulative economic effects, governmental actions

in response to the pandemic, and the

restoration of a more

normal
economy.

The COVID-19 national health emergency has significantly disrupted the United States and international economies and
financial markets. We

expect that the COVID-19 pandemic and its effects

will continue to adversely affect our business,
financial condition and results of operations in future periods. The spread of COVID-19 has caused illness, quarantines,
cancellation of events and travel, business and school shutdowns, reductions in business activity and financial transactions,
supply chain interruptions and overall economic and financial market instability.

The State of Alabama and many other
states have taken preventative and protective actions, such as imposing a statewide mask mandate, restrictions on travel,
business operations, public gatherings, social distancing, advising or requiring individuals to limit or forego their time
outside of their homes, and ordering temporary closures of non-essential businesses. Though certain of these measures have
been relaxed or eliminated, the pandemic has moved in disruptive and unpredictable waves.

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

guidelines for the spring
semester of 2020 and the 2021 involve both remote and in person instructions as well as social distancing measures and
modified class schedules. The economic effects of these

measures is not presently known. Hyundai’s

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

scope and duration of the
pandemic, its cumulative economic effects, and the effectiveness of healthcare, business and governmental actions
addressing the pandemic’s effects,

including vaccinations.

•

Employees’ health could be adversely affected, necessitating their recovery away from work;

•

Unavailability of key personnel necessary to conduct our business activities;

•

Our operating effectiveness may be reduced

as our employees work from home or suffer from the COVID

-19
virus;

•

Shelter in place, remote work or other restrictions and interruptions of our business and contact with our
customers;

•

Sustained closures

of our branch lobbies or the offices of our

customers;

•

Declines in demand for loans and other banking services and products,

and reduced usage and interchange fees
on our payment cards;

•

Continuing large scale fiscal and monetary stimulus actions

may stabilize the economy, but

may increase
economic and market risks, including valuation “bubbles,” volati lity in various assets and inflation;

•

Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal
Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time;

•

Increased savings and debt reduction by consumers could reduce demand for credit and our earning assets;

•

Significant volatility in United States financial markets and our investment securities portfolio, including credit
concerns in municipal securities;

•

Declines in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the
markets we serve, leading to increased provisions for loan losses and increases in our allowance for possible
credit losses;

•

Declines in the value of collateral for loans, including real estate collateral, especially in industries such as
travel, hospitality, restaura

nts and retailers;

•

Declines in the net worth and liquidity of borrowers, impairing their ability to pay timely their loan obligations
to us;

•

Generally low market interest rates that reduce our net interest income and our profitability;

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

of
COVID-19 relief programs are discontinued, on the economy and financial stability, generally,

and on our
business, results of operations and financial condition cannot be predicted;

•

Cybercriminals may increase their attempts to compromise business and consumer emails, including an increase
in phishing attempts, and fraudulent vendors or other parties may view the pandemic as an opportunity to prey
upon consumers and businesses during this time.

•

The restoration of financial stability and economic growth may depend on the health care system developing and
deploying COVID-19 testing and contact tracing, and delivery of COVID

-19 vaccines, which promote consumer
and employee health and confidence in the economy.

These factors, together or in combination with other events or occurrences that are unknown or anticipated, may materially
and adversely affect our business, financial condition and

results of operations.

Our stock price may reflect securities market conditions

The ongoing COVID-19
pandemic has resulted in substantial securities

market volatility, especially for

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

Many businesses have had, and may continue to have lower revenues and cash flows and many consumers will have lower
income. These could result in an inability to repay loans timely in full,

reduce our asset quality and reduce our deposits.
Loan modifications and payment deferrals may also increase

our credit risks, especially when temporary regulatory relief for these actions expires. Our business, results of operations,

liquidity and financial condition could be adversely

affected.

As a participating lender in the PPP,

the Bank is subject to additional risks of litigation from

the Bank’s

customers or other
parties regarding

the Bank’s

processing of loans for the PPP and

risks that the SBA may not fund some or all PPP loan
guaranties.

The CARES Act, Paycheck Protection Program and Healthcare

Enhancement Act and Economic Aid Act appropriated
more than $1 trillion in funding for PPP loans administered

through by the SBA and the U.S. Department of the Treasury.
Under the PPP,

eligible small businesses and other entities and individuals can apply for loans from existing SBA lenders
and other approved PPP lenders, subject to numerous limitations and eligibility criteria. The Bank is participating as a
lender in the PPP and made $36.5 million of PPP loans in 2020.

The PPP loans charge 1% interest annually.

Forgiveness
of these loans has been slow, and

PPP loans earn less than market rates.

Since the opening of the PPP,

various banks have
been subject to litigation regarding the process and procedures used in processing applications for the PPP,

and greater
governmental attention is directed at preventing fraud.

We may be exposed

to similar litigation risks, from both customers
and non-customers that approached the Bank regarding PPP

loans we extended. If any such litigation is filed against the
Bank and is not resolved favorably to the Bank, it may result in financial liability or adversely affect our reputation.
Litigation can be costly, regardless

of outcome. Any financial liability,

litigation costs or reputational damage caused by
PPP related litigation could have a material adverse effect

on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans, if the SBA determines deficiencies in the manner in which PPP loans were
originated, funded or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, or
obtain forgiveness of a PPP properly,

including those related to the ambiguities in the laws,

rules and guidance regarding
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

Similar issues may also result in
the denial of forgiveness of PPP loans, which could expose

us to potential borrower bankruptcies and potential losses and additional costs.

ITEM 1B. UNRESOLVED

STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its business from its main office and

seven full-service branches. The Bank also operates loan
production offices

in Auburn and Phenix City,

Alabama. The Bank owns

its main office building site,

which is located in
downtown Auburn, Alabama.

During 2020 the main office was demolished and a

temporary main office branch was
constructed in the AuburnBank Center (the “Center”).

The Bank also owns the Center, which was

located next to the
Bank’s recently demolished main

office.

The Center has approximately 23,000 square feet of space.

All of the Bank’s
mortgage servicing, data processing activities, and other operations,

are located in the Center.

The temporary main office
branch offers the full line of the Bank’s

services and has one ATM.

The Bank’s drive-through facility located

on the main
office campus was constructed in October 2012.

This drive-through facility has five drive-through lanes, including an
ATM,

and a walk-up teller window.

In January 2019, the Bank purchased a parcel that adjoins the

Center in order to improve ingress and egress to the Bank's
main campus, which comprises over 5 acres in downtown Auburn and includes the Bank's main office site, drive-through
facility, and the Center.

The building improvements on this adjoining parcel,

as well as the main office, will be demolished
as part of Phase I of the Bank's plan to redevelop its main campus.

Phase I of this redevelopment plan will include the
construction of a new headquarters building and a parking deck.

Construction activities commenced during the second half
of 2020 and upon completion of Phase I, the Bank's main office branch and all of its back-office operations will

be located
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
Alabama. In November 2020,

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

Shopping
Center, in Auburn, Alabama. In February 2015,

the Bank entered into a new lease agreement for five years with options for
two 5-year extensions. In February 2020, the Bank exercised

its option to renew the lease for another five years. The Ban

k
leases approximately 1,500 square feet of space for the Corner Village branch. Prior to relocation, the Bank’s

Auburn
Kroger branch was located in the Kroger supermarket in the same shopping center. The Auburn Kroger

branch was
originally opened in August 1988. The Corner Village

branch offers the full line of the Bank’s

deposit and other services
including an ATM,

except safe deposit boxes.

In September 2015, the Bank relocated its Auburn Wal

-Mart Supercenter branch to a new location the Bank purchased in
December 2014 at the intersection of S. Donahue Avenue

and E. University Drive in Auburn, Alabama.

The South
Donahue branch, built in 2015, has approximately 3,600

square feet of space.

Prior to relocation, the Bank’s Auburn

Wal-
Mart Supercenter branch was located inside the Wal

-Mart shopping center on the south side of Auburn, Alabama.

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

In September 2018, the Bank opened a loan production office

on East Samford Avenue in

Auburn, Alabama.

The location
has approximately 2,500 square feet of space and is leased through 2028

.

The loan production office was previously
located in the Center on the Bank’s

main campus. This location offers parking for approximately

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

As of March 8, 2021,
there were approximately 3,566,326 shares of the Company’s

Common Stock issued and outstanding, which were held by
approximately 373 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing sale prices for the Company’s Common

Stock as reported on the Nasdaq Global Market, and

the cash dividends declared to
shareholders during the indicated periods.

Closing

Cash

Price

Dividends

Per Share (1)
Declared

High Low
2020
First Quarter $

59.99

$

24.11

$

0.255

Second Quarter

63.40

36.81

0.255

Third Quarter

56.80

26.26

0.255

Fourth Quarter

43.00

36.75

0.255

2019
First Quarter $

39.43

$

30.61

$

0.25

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

Auburn National Bancorporation, Inc.

Total Return Performance
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Auburn National Bancorporation, Inc.
NASDAQ Composite Index
SNL Southeast Bank Index

Performance Graph

The following performance graph compares the cumulative, total return on the Company’s Co

mmon Stock from
December 31, 2015 to December 31, 2020,

with that of the Nasdaq Composite Index and SNL Southeast Bank Index
(assuming a $100 investment on December 31, 2015).

Cumulative total return represents the change in stock price and the amount of dividends received over the indicated period,

assuming the reinvestment of dividends.

Period Ending
Index 12/31/2015 12/31/2016 12/31/2017 12/31/2018 12/31/2019 12/31/2020
Auburn National Bancorporation, Inc. 100 109.08 139.15 115.94 199.43 160.34
NASDAQ Composite Index 100 108.87 141.13 137.12 187.44 271.64
SNL Southeast Bank Index 100 132.75 164.21 135.67 191.06 172.07

Issuer Purchases of Equity Securities
Period
Total Number of
Shares Purchased
Average Price Paid
per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
The Approximate
Dollar Value

of Shares
that May Yet

Be Under
the Plans or
Programs(1)
October 1 – October 31, 2020 –– –– –– 5,000,000
November 1 – November 30, 2020 –– –– –– 5,000,000
December 1 – December 31, 2020 –– –– –– 5,000,000
Total
–– –– –– 5,000,000
(1) On March 10, 2020 the Company adopted a $5 million stock repurchase program that became effective April 1, 2020.

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

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS

The following is a discussion of our financial condition at December

31, 2020 and 2019 and our results of operations for
the years ended December 31, 2020 and 2019. The

purpose of this discussion is to provide information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with

our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice

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
Phenix City, Alabama.

Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2020 2019
Net interest income (a) $ 24,830 $ 26,621
Less: tax-equivalent adjustment 492 557
Net interest income (GAAP) 24,338 26,064
Noninterest income 5,375 5,494
Total revenue 29,713 31,558
Provision for loan losses 1,100 (250)
Noninterest expense 19,554 19,697
Income tax expense

1,605 2,370
Net earnings $ 7,454 $ 9,741
Basic and diluted net earnings per share $ 2.09 $ 2.72
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".

Financial Summary

The Company’s net earnings were $7.5

million for the full year 2020, compared to $9.7 million for the full year

2019.

Basic and diluted net earnings per share were $2.09 per share for the full year 2020, compared to $2.72 per share for the full year 2019.

The decrease in full year 2020 net earnings was primarily driven by the negative impact of the COVID-19
pandemic, which resulted in elevated provision for loan losses,

compared to 2019, in addition to a lower interest rate
environment.

Net interest income (tax-equivalent) was $24.8 million in 2020,

a 7% decrease compared to $26.6 million in 2019.
This
decrease was primarily due to net interest margin compression resulting from the Federal Reserve’s

interest rate reductions
in response to COVID-19.

Net interest margin (tax-equivalent) decreased

to 2.92% in 2020, compared to 3.43% in 2019,
primarily due to the lower interest rate environment and changes in our asset mix resulting from the significant increase in
customer deposits.

At December 31, 2020, the Company’s

allowance for loan losses was $5.6 million, or 1.22%

of total loans, compared to
$4.4 million, or 0.95% of total loans, at December 31, 2019.

Excluding Paycheck Protection Program (“PPP”) loans, the
Company’s allowance for loan

losses was 1.27% of total loans at December 31, 2020.

The Company recorded a provision
for loan losses of $1.1 million in 2020 compared to a

negative provision for loan losses of $0.3 million during 2019.
The
increase in the provision for loan losses was related to changes in economic conditions and portfolio trends driven by the
impact of COVID-19 and resulting adverse economic conditions,

including higher unemployment in our primary market
area.

The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans,
loan growth, credit quality and the amount of net charge

-offs.

Net recoveries as a percent of average loans were 0.03% in
2020 compared to net charge-offs as a percent

of average loans of 0.03% in 2019.

Noninterest income was $5.4 million in 2020 compared to

$5.5 million in 2019.

Although total noninterest income was
largely unchanged in 2020, 2019 included a $1.7

million gain that resulted from the termination of a loan guarantee program operated by the State of Alabama.

This decrease was partially offset by an increase

in mortgage lending income of
$1.5 million during 2020 compared to 2019, as lower interest rates for mortgage loans increased refinancing activity and
pricing margins improved.

Noninterest expense was $19.6 million in 2020 compared to

$19.7 million in 2019.
The decrease was primarily due to a
reduction of $0.6 million in salaries and benefits expense which was offset by an increase of $0.6 million in various
expenses related to the planned redevelopment of the Company’s headquarters in downtown Auburn.

Income tax expense was $1.6 million in 2020 and $2.4

million in 2019 reflecting an effective tax rate of 17.72%

and
19.57%, respectively.

This change was primarily due to a decrease in the level of

earnings before taxes relative to tax-
exempt sources of income.

The Company’s effective

income tax rate is principally impacted by tax-exempt earnings from
the Company’s investments in

municipal securities

and bank-owned life insurance.

The Company paid cash dividends of $1.02 per share in 2020,

an increase of 2% from 2019. At December 31, 2020, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized”

under current
regulatory standards with a total risk-based capital ratio of

18.31%, a tier 1 leverage ratio of 10.32% and common equity
tier 1 (“CET1”) of 17.27% at December 31, 2020.

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

Auburn University, a major

source of economic
activity in Lee County, went to

remote instruction on March 16, 2020.

Auburn University announced its guidelines for the
remainder of the 2020/2021 school year,

which involves both remote and in person instruction as well as other social distancing measures.

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

by the pandemic.

See “Balance Sheet Analysis – Loans” for supplemental COVID

-19
disclosures.

We have implemented

a number of procedures in response to the pandemic to support the safety and well-being of our
employees, customers and shareholders.

●

We believe our

business continuity plan has worked to provide essential banking services to our communities and
customers, while protecting our employees’ health.

As part of our efforts to exercise social distancing in
accordance with the guidelines of the Centers for Disease Control and the Governor of the State of Alabama,
starting March 23, 2020, we limited branch lobby service to appointment only while continuing to operate our
branch drive-thru facilities and ATMs.

On June 1, 2020, we re-opened some of our branch lobbies as permitted by
state public health guidelines.

We continue to provide

services through our online and other electronic channels.

In addition, we established remote work access to help employees stay at home where job duties permit.

●

We are

focused on servicing the financial needs of our commercial and consumer clients with extensions and
deferrals to loan customers effected by COVID-19,

provided such customers were not more than 30 days past

due
at the time of the request; and

●

We are

a participating lender in the PPP.

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

and the
communities we serve.

A summary of PPP loans extended during 2020 follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%

The Company extended $36.5 million in loans to 423 small businesses under the PPP during 2020.

We collected
approximately $1.5 million in fees related to our PPP loans,

which are being recognized net of related costs, as a yield
adjustment over the life of the underlying PPP loans.

During 2020, we received payments and forgiveness on 158

loans
totaling

$17.5 million.

The outstanding balance for the remaining 265 loans as December

31, 2020 was approximately
$19.0 million.

On December 27, 2020, the Economic Aid to Hard-Hit Small

Businesses, Nonprofits, and Venues

Act (the “Economic Aid
Act”) was signed into law. The

Economic Aid Act provides a second $900 billion stimulus

package, including $325 billion
in additional PPP loans.

As of February 28, 2021, the Company has extended $17.4

million in loans to 169 small
businesses under the PPP provided by the Economic Aid Act.

We continue to closely

monitor this pandemic, and are working to continue our services during the pandemic and to address
developments as those occur.

Our results of operations for the year ended December 31, 2020

,

and our financial condition
at that date reflect only the initial effects of the pandemic,

and may not be indicative of future results or financial
conditions, including possible additional monetary or fiscal stimulus,

and the possible effects of the expiration or extension
of temporary accounting and bank regulatory relief measures

in response to the COVID-19 pandemic.

As of December 31, 2020,

all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the
portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-
offs, net of recoveries of amounts previously charged

-off.

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

system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system

of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company

may make adjustments based, in part, on loss rates of peer

bank
groups. At December 31, 2020 and 2019, and for the years then ended,

the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Company believes the extension

of its look-back period is appropriate due to the risks
inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2020, the Company increased its look

-back period to 47 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

The Company will likely continue to increase its look-
back period to incorporate the effects of at least one

economic downturn in its loss history.

During 2020, the Company
adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the
COVID-19 pandemic and resulting adverse economic conditions,

including higher unemployment in our primary market
area.

Further adjustments may be made in the future as a result of the ongoing COVID

-19 pandemic.

Assessment for Other-Than-Temporary

Impairment of Securities

On a quarterly basis, management makes an assessment to determine whether there have been events or economic
circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired.

For debt securities with an unrealized loss, an other-than

-temporary impairment write-down is triggered when (1)

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

If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other

-than-temporary impairment write-
down is separated into the amount that is credit related (credit loss component)

and the amount due to all other factors.

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

The Company is required to own certain stock as a condition of membership, such as Federal Home Loan Bank (“FHLB”)
and Federal Reserve Bank (“FRB”).

These non-marketable equity securities are accounted for at

cost which equals par or
redemption value.

These securities do not have a readily determinable fair value as their ownership is restricted and there is
no market for these securities.

The Company records these non-marketable equity securities

as a component of other
assets, which are periodically evaluated for impairment. Ma

nagement considers these non-marketable equity securities to be long-term investments. Accordingly,

when evaluating these securities for impairment, management considers the
ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Fair Value

Determination

U.S. GAAP requires management to value and disclose certain of the

Company’s assets and liabilities

at fair value,
including investments classified as available-for-sale

and derivatives. ASC 820,
Fair Value

Measurements and Disclosures
,
which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands
disclosures about fair value measurements.

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

to
determine the fair value of other OREO.

Deferred Tax

Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences

become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. Based upon

the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at December 31,

2020. The amount
of the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are
reduced.

Average Balance

Sheet and Interest Rates
Year ended December 31

2020 2019
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 465,378 4.74% $ 474,259 4.83%
Securities - taxable 234,420 1.68% 178,410 2.24%
Securities - tax-exempt (a) 63,029 3.72% 66,628 3.99%
Total securities 297,449 2.11% 245,038 2.72%
Federal funds sold 30,977 0.41% 20,223 2.09%
Interest bearing bank deposits 56,104 0.41% 36,869 2.16%
Total interest-earning assets 849,908 3.38% 776,389 3.97%
Deposits:

NOW 154,431 0.34% 134,430 0.53%
Savings and money market 242,485 0.44% 218,630 0.44%
Certificates of deposits 165,120 1.36% 170,835 1.46%
Total interest-bearing deposits 562,036 0.68% 523,895 0.80%
Short-term borrowings 1,864 0.48% 1,443 0.49%
Total interest-bearing liabilities 563,900 0.68% 525,338 0.80%
Net interest income and margin (a) $ 24,830 2.92% $ 26,621 3.43%
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial Measures".

RESULTS

OF OPERATIONS

Net Interest Income and Margin

Net interest income (tax-equivalent) was $24.8 million in 2020,

compared to $26.6 million in 2019.

This decrease was due
to a decline in the Company’s net interest

margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 59 basis points in 2020 from 2019 to 3.38%.

This
decrease was primarily due to the lower rate environment, including a 150 basis point reduction in the federal funds rate
that occurred in March 2020 and changes in our asset mix from the significant short-term liquidity increase in customer
deposits.

The cost of total interest-bearing liabilities decreased 12 basis points in 2020 from 2019 to 0.68%.
Such costs declined less
than the declines in rates earned on our interest earning assets.

The Company continues to deploy various asset liability management strategies to manage its risk to interest rate
fluctuations. The Company’s net

interest margin could experience pressure due to reduced

earning asset yields and
increased competition for quality loan opportunities.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that
management believes, based on its processes and estimates,

should be adequate to provide for the probable losses on
outstanding loans. The provision for loan losses was $1.1 million in 2020, compared to a negative provision for loan losses
of $0.3 million in 2019. The increase in the provision for loan losses was related to adverse changes in economic conditions
and portfolio trends driven by the impact of COVID-19 pandemic, including higher unemployment in our primary market
area. The provision for loan losses is based upon various factors,

including the absolute level of loans, loan growth, the
credit quality, and the amount of

net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management

adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s

allowance
for loan losses as a percentage of total loans was 1.22% at December

31, 2020, compared to 0.95% at December 31, 2019.
At December 31, 2020, the Company’s

allowance for loan losses was 1.27% of total loans, excluding

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

Noninterest Income

Year ended December 31
(Dollars in thousands) 2020 2019
Service charges on deposit accounts $ 585 $ 717
Mortgage lending 2,319 866
Bank-owned life insurance 724 437
Gain from loan guarantee program — 1,717
Securities gains (losses), net 103 (123)
Other 1,644 1,880
Total noninterest income $ 5,375 $ 5,494

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

The following table presents a breakdown of the Company’s

mortgage lending income for 2020 and 2019.
Year ended December 31
(Dollars in thousands) 2020 2019
Origination income $ 2,300 $ 545
Servicing fees, net 19 321
Total mortgage lending income $ 2,319 $ 866

The increase in mortgage lending income was primarily due to an increase in mortgage refinance activity.

The Company’s
income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the
origination and sale of new mortgage loans. The increase in mortgage lending income was partially offset by a decrease in
servicing fees, net of related amortization expense as prepayment speeds increased during 2020, resulting in increased
amortization expense.

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

In 2019, the Company recognized a gain of $1.7 million resulting from the termination of a Loan Guarantee Program (the
"Program") operated by the State of Alabama.

For more information regarding the Program, please refer

to Note 5, Loans
and Allowance for Loan Losses, of the consolidated financial statements that accompany this report.

The decrease in other noninterest income was primarily due to a $0.3 million pre-tax gain from an insurance recovery
received in the first quarter of 2019.

Noninterest Expense
Year ended December 31
(Dollars in thousands) 2020 2019
Salaries and benefits $ 11,316 $ 11,931
Net occupancy and equipment 2,511 1,907
Professional fees 1,052 1,014
FDIC and other regulatory assessments 256 181
Other 4,419 4,664
Total noninterest expense $ 19,554 $ 19,697

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

Income Tax

Expense

Income tax expense was $1.6 million in 2020 compared to

$2.4 million in 2019.

The Company’s effective

income tax rate
was 17.72%

in 2020, compared to 19.57% in 2019.

This change was primarily due to a decrease in the level of earnings before taxes relative to tax-exempt sources of income. The Company’s effective income tax rate is principally impacted

by
tax-exempt earnings from the Company’s

investments in municipal securities and bank-owned life insurance.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $335.2

million at December 31, 2020, compared to $235.9 million at December

31, 2019.

This increase reflects an increase in the amortized cost basis of securities available-for-sale of $91.9 million, and

an
increase of $7.4 million in the fair value of securities available

-for-sale. The increase in the amortized cost

basis of
securities available-for-sale was primarily attributable

to management allocating more funding to the investment portfolio following the significant increases in customer deposits. The increase in the fair value of securities was primarily due to a decrease in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 2.11%

in
2020 and 2.72% in 2019.

The following table shows the carrying value and weighted average yield of securities available-for-sale as of December
31, 2020 according to contractual maturity.

Actual maturities may differ from contractual maturities of mortgage-backed securities (“MBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

December 31, 2020
1 year

1 to 5
5 to 10

After 10
Total

(Dollars in thousands) or less years years years Fair Value
Agency obligations $ 5,048 24,834 55,367 12,199 97,448
Agency MBS — 1,154 20,502 141,814 163,470
State and political subdivisions 477 632 8,405 64,745 74,259
Total available-for-sale $ 5,525 26,620 84,274 218,758 335,177
Weighted average yield:
Agency obligations 1.59% 1.84% 1.51% 1.22% 1.56%
Agency MBS — 3.31% 1.67% 1.42% 1.46%
State and political subdivisions 4.01% 4.13% 2.32% 2.81% 2.77%
Total available-for-sale 1.80% 1.95% 1.63% 1.82% 1.78%

Loans
December 31
(In thousands) 2020 2019 2018 2017 2016
Commercial and industrial $ 82,585 56,782 63,467 59,086 49,850
Construction and land development 33,514 32,841 40,222 39,607 41,650
Commercial real estate

255,136 270,318 261,896 239,033 220,439
Residential real estate 84,154 92,575 102,597 106,863 110,855
Consumer installment 7,099 8,866 9,295 9,588 8,712
Total loans 462,488 461,382 477,477 454,177 431,506
Less:

unearned income
(788) (481) (569) (526) (560)
Loans, net of unearned income
$
461,700 460,901 476,908 453,651 430,946

Total loans, net of unearned

income, were $461.7 million at December 31, 2020

,

and $460.9 million at December 31, 2019.

Excluding PPP loans, total loans, net of unearned income, were

$442.7 million, a decrease of $18.2 million, or 4% from
December 31, 2019.

This decrease was primarily due to a decrease in commercial

real estate loans and residential real
estate loans of $15.2 million and $8.4 million, respectively,

as lower rates increased refinance activity and payoffs for
multi-family residential and consumer mortgage loans.

Four loan categories represented the majority of the

loan portfolio
at December 31, 2020: commercial real estate (55%), residential real estate (18%), commercial and industrial (18%) and
construction and land development (7%).

Approximately 21% of the Company’s

commercial real estate loans were
classified as owner-occupied at December 31, 2020.

Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $8.7 million,
or 2%, and $10.8 million, or 2%, of total loans, net of unearned income at December 31, 2020 and 2019, respectively.

For
residential real estate mortgage loans with a consumer purpose,

the Company had no loans that required interest only
payments at December 31, 2020,

compared to approximately $0.8 million at December 31, 2019.

The Company’s
residential real estate mortgage portfolio does not include any option

ARM loans, subprime loans, or any material amount
of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.74%

in 2020 and 4.83% in 2019.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of
current economic conditions, including the COVID-19 pandemic’s effects, on our borrowers’ cash flo

ws, real estate market
sales volumes, valuations, availability and cost of financing properties,

real estate industry concentrations, competitive
pressures from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations, reduced collateral
values or non-existent collateral, title defects, inaccurate appraisals,

financial deterioration of borrowers, fraud, and any
violation of applicable laws and regulations.

The Company attempts to reduce these economic and credit

risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’

financial position. Also, we have
established and periodically review,

lending policies and procedures. Banking regulations limit a bank’s credit exposure

by
prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $20.4 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $18.3

million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2020,

the Bank had no
relationships exceeding these limits.

We periodically

analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We

use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s

total risk-
based capital at December 31, 2020 (and related balances

at December 31, 2019).

December 31
(In thousands) 2020 2019
Lessors of 1-4 family residential properties $ 49,127 $ 43,652
Hotel/motel 42,900 43,719
Multi-family residential properties 40,203 44,839
Shopping centers 30,000 30,407

Supplemental COVID-19 Industry Exposure

We have identified

certain commercial sectors with enhanced risk resulting from the impact of COVID-19.

Loans within
these sectors represent 86% of the Company’s

total COVID-19 related modifications at December 31,

2020.

The table
below summarizes the loans outstanding for these sectors at December

31, 2020.

Portfolio Segment
(Dollars in

thousands)
Commercial and
industrial
Construction and
land development
Commercial real
estate Total % of Total Loans
December 31, 2020:
Hotel/motel $ 866 10,549 42,900 $ 54,315 12%
Shopping centers 8 — 30,000 30,008 6
Retail, excluding shopping centers 327 — 18,053 18,380 4
Restaurants 1,407 — 12,865 14,272 3
Total $ 2,608 10,549 103,818 $ 116,975 25%

In light of disruptions in economic conditions caused by COVID

-19, the financial regulators have issued guidance
encouraging banks to work constructively with borrowers affected by the virus in our community.

This guidance, including
the Interagency Statement on COVID-19 Loan Modifications and

the Interagency Examiner Guidance for Assessing Safety
and Soundness Considering the Effect of the COVID

-19 Pandemic on Institutions, provides that the agencies will not criticize financial institutions that mitigate credit risk through prudent actions consistent with safe and sound practices.

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

Commercial real estate, commercial, and small business borrowers may elect to defer payments for up to three months or pay scheduled interest payments for a nine-month period.

The bank
recognizes that a combination of the payment relief options may be prudent dependent on a borrower’s business type.

As
of December 31, 2020 we have granted loan payment deferrals

or payments of interest-only primarily on commercial and
industrial and commercial real estate loans totaling $32.3

million, or 7% of total loans.

This was a decline from $87.1
million, or 18% of total loans at September 30, 2020

and $112.7 million, or 24% of total loans at June 30,

2020.

The tables
below provide information concerning the composition of these

COVID-19 modifications as of December 31, 2020, all of
which represent second deferral requests.

COVID-19 Modifications Modification Types
(Dollars in thousands)
# of Loans
Modified Balance
% of Portfolio
Modified
Interest Only
Payment
P&I

Payments
Deferred
Commercial and industrial 2 $ 741 — % 100% — %
Commercial real estate 12 31,399 7 100 —
Residential real estate 2 133 — — 100
Total 16 $ 32,273 7% 99% 1%
COVID-19 Modifications within Commercial Real Estate Segments
(Dollars in thousands)
# of Loans
Modified
Balance of
Loans Modified
% of Total
Segment Loans
Hotel/motel 10 $ 26,427 49%
Restaurants 1 1,442 10

Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR
pursuant to GAAP.

In addition, the Interagency Statement on COVID-19 Loan Modifications

provides circumstances in
which a loan modification is not subject to classification as a TDR if such loan is not eligible for modification under
Section 4013.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover
the Company’s estimate of probable

losses inherent in the loan portfolio. The allowance for loan losses was $5.

6

million at
December 31, 2020 compared to $4.4 million at December 31,

2019, which management believed to be adequate at each of
the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for each of the five years in the
five year period ended December 31, 2020 is presented below.

Year ended December 31
(Dollars in thousands) 2020 2019 2018 2017 2016
Allowance for loan losses:
Balance at beginning of period
$ 4,386 4,790 4,757 4,643 4,289
Charge-offs:
Commercial and industrial
(7) (364) (52) (449) (97)
Commercial real estate

— — (38) — (194)
Residential real estate

— (6) (26) (107) (182)
Consumer installment (38) (38) (52) (40) (67)
Total charge

-offs
(45) (408) (168) (596) (540)
Recoveries:
Commercial and industrial
94 117 70 461 29
Construction and land development
— — — 347 1,212
Commercial real estate

— 1 19 — —
Residential real estate

63 109 79 115 127
Consumer installment 20 27 33 87 11
Total recoveries
177 254 201 1,010 1,379
Net recoveries (charge-offs)
132 (154) 33 414 839
Provision for loan losses
1,100 (250) — (300) (485)
Ending balance
$ 5,618 4,386 4,790 4,757 4,643
as a % of loans 1.22% 0.95 1.00 1.05 1.08
as a % of nonperforming loans 1,052% 2,345 2,691 160 196
Net (recoveries) charge-offs as a % of

average loans
(0.03) % 0.03 (0.01) (0.09) (0.19)

As described under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The

level of the allowance is based upon management’s

evaluation of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio,

adverse situations that may affect the borrower’s

ability to repay
(including the timing of future payment), the estimated value of any underlying collateral, composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.22

%

at December 31,

2020, compared to 0.95% at December 31,
2019.

At December 31, 2020, the Company’s

allowance for loan losses was 1.27% of total loans, excluding PPP loans.

In
the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our
quarterly allowance assessment,

including the duration and magnitude of COVID-19

effects, in their entirety either improve
or weaken.

In addition our regulators, as an integral part of their examination process,

will periodically review the
Company’s allowance for loan

losses, and may require the Company to make additional provisions to the allowance for
loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

At December 31, 2020 the Company had $0.5 million in nonperforming assets compared

to $0.2 million at December 31,
2019.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

December 31
(Dollars in thousands) 2020 2019 2018 2017 2016
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 534 187 178 2,972 2,370
Other real estate owned — — 172 — 152
Total

nonperforming assets
$ 534 187 350 2,972 2,522
as a % of loans and other real estate owned 0.12% 0.04 0.07 0.66 0.59 as a % of total assets 0.06% 0.02 0.04 0.35 0.30
Nonperforming loans as a % of total loans 0.12% 0.04 0.04 0.66 0.55
Accruing loans 90 days or more past due $ 141 — — — —

The table below provides information concerning the composition of nonaccrual loans at December 31, 2020

and 2019,
respectively.

December 31
(In thousands) 2020 2019
Nonaccrual loans:
Commercial real estate $ 212 —
Residential real estate 322 187
Total nonaccrual loans / nonperforming

loans
$ 534 187

The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more than 90 days past due, unless the loan is both well-secured

and in the process of collection. At December 31, 2020

and
2019, respectively, the Company

had $0.5 million and $0.2 million in loans on nonaccrual.

At December 31, 2020 there were $0.1 million in loans 90 days past due and still accruing interest, compared to none at
December 31, 2019.

Other Real Estate Owned

At December 31, 2020 and 2019, respectively,

the Company held no OREO properties acquired from borrowers.

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

Potential
problem loans, which are not included in nonperforming assets,

amounted to $2.9 million, or 1.0% of total loans at
December 31, 2020, compared to $4.4 million, or 1.0% of

total loans at December 31, 2019.

The table below provides information concerning the composition of potential problem loans at December 31, 2020

and
2019, respectively.

December 31
(In thousands) 2020 2019
Potential problem loans:
Commercial and industrial
$
218 266
Construction and land development 254 1,043
Commercial real estate 188 99
Residential real estate 2,229 2,899
Consumer installment 23 64
Total potential problem loans $ 2,912 4,371

At December 31, 2020, approximately $0.9 million or 30.3%

of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days but

less than
90 days as of December 31, 2020 and 2019, respectively.

December 31
(In thousands) 2020 2019
Performing loans past due 30 to 89 days:
Commercial and industrial $ 230 24
Construction and land development 61 456
Commercial real estate 29
—

Residential real estate 1,509 1,608
Consumer installment 29 64
Total performing loans past due

30 to 89 days
$ 1,858 2,152

Deposits
December 31
(In thousands) 2020 2019
Noninterest bearing demand $ 245,398 196,218
NOW 155,870 138,315
Money market 199,937 160,934
Savings 78,187 61,486
Certificates of deposit under $100,000 54,920 59,516
Certificates of deposit and other time deposits of $100,000

or more
105,481 107,683
Total deposits $ 839,793 724,152

Total deposits increased

$115.6 million, or 16%, to $839.8

million at December 31, 2020,

compared to $724.2 million at
December 31, 2019. Noninterest-bearing deposits were $245.4

million, or 29% of total deposits, at December 31, 2020,
compared to $196.2 million, or 27% of total deposits at December

31, 2019. These increases reflect deposits from
customers who received PPP loans, the impact of government stimulus checks, delayed tax payments and reduced customer
spending during the COVID-19 pandemic.

The average rates paid on total interest-bearing deposits were

0.68% in 2020 and 0.80% in 2019.

Other Borrowings

Other borrowings generally consist of short-term borrowings

and long-term debt.

Short-term borrowings generally consist
of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year

or less.

The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2020 and 2019,
respectively. Securities sold

under agreements to repurchase totaled $2.4 million and $1.1 million at December 31, 2020
and 2019, respectively.

The average rates paid on short-term borrowings was 0.48%

and 0.49% in 2020 and 2019, respectively.

Information
concerning the average balances, weighted average rates, and maximum amounts outstanding for short-term borrowings
during the two-year period ended December 31, 2020 is included in Note 9 to the accompanying consolidated financial
statements included in this annual report.
The Company had no long-term debt outstanding at December

31, 2020 and 2019, respectively.

CAPITAL ADEQUACY

The Company's consolidated stockholders' equity was $107.7

million and $98.3 million as of December 31, 2020 and

2019,
respectively.

The increase from December 31, 2019 was primarily driven

by net earnings of $7.5 million and other
comprehensive income due to the change in unrealized gains

on securities available-for-sale, net of tax, of $5.5

million,
which was partially offset by cash dividends paid of $3.6

million.

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
January 1, 2019 at 2.5%. A banking organization with a

conservation buffer of less than the required

amount will be subject
to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive
officers. At December 31, 2020,

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

Accordingly,
our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s
tier 1 leverage ratio was 10.32%, CET1 risk-based capital ratio was 17.27%, tier 1 risk-based capital ratio was 17.27%, and
total risk-based capital ratio was 18.31%

at December 31, 2020.

These ratios exceed the minimum regulatory capital
percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered

“well capitalized.” The Bank’s

capital conservation buffer was
10.31%

at December 31, 2020.

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

Earnings simulation
. Management believes that interest rate risk is best estimated by our earnings simulation modeling.
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

+/- 20% for a gradual change of 400 basis points

+/- 15% for a gradual change of 300 basis points

+/- 10% for a gradual change of 200 basis points

+/- 5% for a gradual change of 100 basis points

The following table reports the variance of net interest income over the next

12 months assuming a gradual change in
interest rates up or down when compared to the baseline net

interest income forecast at December 31, 2020.

Changes in Interest Rates Net Interest Income % Variance

400 basis points
(2.42) %

300 basis points
(2.27)

200 basis points
(1.67)

100 basis points
(0.86)

(100) basis points
2.34

(200) basis points
NM

(300) basis points
NM

(400) basis points
NM
NM=not meaningful

At December 31, 2020, our earnings simulation model indicated

that we were in compliance with the policy guidelines
noted above.

Economic Value

of Equity

Economic value of equity (“EVE”) measures the extent that estimated economic values of our assets, liabilities and off-
balance sheet items will change as a result of interest rate changes.

Economic values are estimated by discounting expected
cash flows from assets, liabilities and off-balance sheet items,

which establishes a base case EVE. In contrast with our
earnings simulation model which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon
which allows for the re-pricing of all assets, liabilities, and off

-balance sheet items. Further, EVE

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

45% for an instantaneous change of +/-

400 basis points

35% for an instantaneous change of +/-

300 basis points

25% for an instantaneous change of +/-

200 basis points

15% for an instantaneous change of +/-

100 basis points

The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2020.

Changes in Interest Rates EVE % Variance

400 basis points
(22.20) %

300 basis points
(15.00)

200 basis points
(8.25)

100 basis points
(2.63)

(100) basis points
1.17

(200) basis points
NM

(300) basis points
NM

(400) basis points
NM
NM=not meaningful

At December 31, 2020, our EVE model indicated that we were

in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments

to improve the balance between interest-sensitive assets and interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These

swaps qualify as derivatives, but are not designated as hedging instruments. At December 31, 2020 and 2019, the Company had

no derivative contracts to assist in managing interest rate
sensitivity.

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

As of December 31,

2020, the Bank had a remaining available line of credit with the FHLB totaling $281.4 million.

As of
December 31, 2020, the Bank also had $41.0 million of federal funds lines, with none outstanding.

Primary uses of funds
include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2020, which by
their terms had contractual maturity and termination dates subsequent to December 31, 2020:

Payments due by period
1 year

1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 839,792 767,683 62,904 9,205 —
Operating lease obligations 811 103 201 206 301
Total $ 840,603 767,786 63,105 9,411 301
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column

Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual
obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and creditor
requirements over the next 12 months.

Off-Balance Sheet Arrangements

At December 31, 2020, the Bank had outstanding standby letters of credit of $1.2 million and unfunded loan commitments
outstanding of $75.0 million. Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed

to
fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale, or on a short-term basis to borrow and purchase federal funds from other financial institutions.

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

As of December 31, 2020, the unpaid principal balance of residential mortgage loans, which we have originated and sold,
but retained the servicing rights was $267.2 million. Although these loans are generally sold on a non-recourse basis,
except for breaches of customary seller representations and

warranties, we may have to repurchase residential mortgage
loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to
deliver required documents or the documents we deliver are defective.

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

The Company was not required to repurchase any loans during 2020 and 2019 as a result of representation and warranty
provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole
requests at December 31, 2020.

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

As of December 31, 2020, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and the fact that 99% of our residential mortgage loans serviced for

Fannie Mae were current as of such date. We

maintain
ongoing communications with our investors and will continue

to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

Section 4021 of the CARES Act allows borrowers under 1-to

-4 family residential mortgage loans sold to Fannie Mae to
request forbearance to the servicer after affirming that

such borrower is experiencing financial hardships during the
COVID-19 emergency.

Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on
similar procedures or related evictions or sales until December

31, 2020. The forbearance period has been extended,
generally, to March 31,

2021.

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

CURRENT ACCOUNTING DEVELOPMENTS

The following ASU has been issued by the FASB

but is not yet effective.

●

ASU 2016-13,
Financial Instruments – Credit Losses (Topic

326):

Measurement of Credit Losses on

Financial
Instruments;

Information about this pronouncement is described in more detail below.

ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): - Measurement of Credit

Losses on Financial
Instruments
, amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt
securities. For assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold in
current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader
range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The
allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to
present the net amount expected to be collected. For

available for sale debt securities, credit losses should be measured in a manner similar to current GAAP,

however the new standard will require that credit losses be

presented as an allowance
rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net
investments in leases, off-balance sheet credit exposures,

reinsurance receivables, and any other financial assets not
excluded from the scope that have the contractual right to receive cash. For public business entities, the new guidance was
originally effective for annual and interim periods

in fiscal years beginning after December 15, 2019. The

Company has
developed an implementation team that is following a general timeline. The team has been working with an advisory
consultant, with whom a third-party software license has been purchased.

The Company’s preliminary evaluation

indicates
the provisions of ASU No. 2016-13 are expected to impact the Company’s consolidated financial statements, in particular
the level of the reserve for credit losses. The Company is continuin

g

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

The reconciliation of these non-
GAAP financial measures from GAAP to non-GAAP is presented below.

Year ended December 31
(In thousands) 2020 2019 2018 2017 2016
Net interest income (GAAP) $ 24,338 26,064 25,570 24,526 22,732
Tax-equivalent adjustment 492 557 613 1,205 1,276
Net interest income (Tax-equivalent) $ 24,830 26,621 26,183 25,731 24,008

Table 2

- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2020 2019 2018 2017 2016
Income statement
Tax-equivalent interest income (a) $ 28,686 30,804 29,859 29,325 28,092
Total interest expense 3,856 4,183 3,676 3,594 4,084
Tax equivalent net interest income (a) 24,830 26,621 26,183 25,731 24,008
Provision for loan losses 1,100
(250)

—

(300) (485)
Total noninterest income 5,375 5,494 3,325 3,441 3,383
Total noninterest expense 19,554 19,697 17,874 16,784 15,348
Net earnings before income taxes and

tax-equivalent adjustment 9,551 12,668 11,634 12,688 12,528
Tax-equivalent adjustment 492 557 613 1,205 1,276
Income tax expense 1,605 2,370 2,187 3,637 3,102
Net earnings $ 7,454 9,741 8,834 7,846 8,150
Per share data:
Basic and diluted net earnings

$ 2.09 2.72 2.42 2.15 2.24
Cash dividends declared $ 1.02 1.00 0.96 0.92 0.90
Weighted average shares outstanding
Basic and diluted 3,566,207 3,581,476 3,643,780 3,643,616 3,643,504
Shares outstanding 3,566,276 3,566,146 3,643,868 3,643,668 3,643,523
Book value

$ 30.20 27.57 24.44 23.85 22.55
Common stock price
High $ 63.40 53.90 53.50 40.25 31.31
Low 24.11 30.61 28.88 30.75 24.56
Period-end $ 42.29 53.00 31.66 38.90 31.31
To earnings ratio

20.23 x 19.49 13.08 18.09 13.98
To book value 140% 192 130 163 139
Performance ratios:
Return on average equity

7.12% 10.35 10.14 9.17 9.65
Return on average assets

0.83% 1.18 1.08 0.94 0.98
Dividend payout ratio 48.80% 36.76 39.67 42.79 40.18
Average equity to average assets 11.63% 11.39 10.63 10.30 10.14
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.22% 0.95 1.00 1.05 1.08
Nonperforming loans 1,052% 2,345 2,691 160 196
Nonperforming assets as a % of:
Loans and other real estate owned 0.12% 0.04 0.07 0.66 0.59
Total assets 0.06% 0.02 0.04 0.35 0.30
Nonperforming loans as % of loans 0.12% 0.04 0.04 0.66 0.55
Net (recoveries) charge-offs as a % of average loans (0.03) % 0.03 (0.01) (0.09) (0.19)
Capital Adequacy (c):
CET 1 risk-based capital ratio 17.27% 17.28 16.49 16.42 16.44
Tier 1 risk-based capital ratio 17.27% 17.28 16.49 16.98 17.00
Total risk-based capital ratio 18.31% 18.12 17.38 17.91 17.95
Tier 1 leverage ratio 10.32% 11.23 11.33 10.95 10.27
Other financial data:
Net interest margin (a) 2.92% 3.43 3.40 3.29 3.05
Effective income tax rate 17.72% 19.57 19.84 31.67 27.57
Efficiency ratio (b) 64.74% 61.33 60.57 57.53 56.03
Selected period end balances:
Securities $ 335,177 235,902 239,801 257,697 243,572
Loans, net of unearned income 461,700 460,901 476,908 453,651 430,946
Allowance for loan losses 5,618 4,386 4,790 4,757 4,643
Total assets 956,597 828,570 818,077 853,381 831,943
Total deposits 839,792 724,152 724,193 757,659 739,143
Long-term debt
—

—

—

3,217 3,217
Total stockholders’ equity 107,689 98,328 89,055 86,906 82,177
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
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

Loans and loans held for sale (1) $ 465,378 $ 22,055
4.74%

$ 474,259 $ 22,930
4.83%

Securities - taxable 234,420 3,932
1.68%

178,410 4,000
2.24%

Securities - tax-exempt (2) 63,029 2,343
3.72%

66,628 2,656
3.99%

Total securities

297,449 6,275
2.11%

245,038 6,656
2.72%

Federal funds sold 30,977 125
0.41%

20,223 423
2.09%

Interest bearing bank deposits 56,104 231
0.41%

36,869 795
2.16%

Total interest-earning assets 849,908 28,686
3.38%

776,389 30,804
3.97%

Cash and due from banks 13,727 14,037
Other assets 37,010 36,119
Total assets $ 900,645 $ 826,545
Interest-bearing liabilities:
Deposits:

NOW $ 154,431 523
0.34%

$ 134,430 710
0.53%

Savings and money market 242,485 1,071
0.44%

218,630 969
0.44%

Certificates of deposits

165,120 2,253
1.36%

170,835 2,497
1.46%

Total interest-bearing deposits 562,036 3,847
0.68%

523,895 4,176
0.80%

Short-term borrowings 1,864 9
0.48%

1,443 7
0.49%

Total interest-bearing liabilities 563,900 3,856
0.68%

525,338 4,183
0.80%

Noninterest-bearing deposits 227,127

203,828

Other liabilities 4,884 3,228
Stockholders' equity 104,734

94,151

Total liabilities and
and stockholders' equity $ 900,645 $ 826,545
Net interest income and margin $ 24,830 2.92% $ 26,621 3.43%

(1) Average loan balances

are shown net of unearned income and loans on nonaccrual status have been included
in the computation of average balances.
(2) Yields on tax-exempt securities

have been computed on a tax-equivalent basis using an income tax rate
of 21%.

Table 4

- Volume and

Rate Variance

Analysis
Years ended December 31, 2020 vs. 2019 Years ended December 31, 2019 vs. 2018
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ (875) (455) (420) $ 1,164 358 806
Securities - taxable (68) (1,010) 942 (51) 18 (69)
Securities - tax-exempt (1) (313) (180) (133) (265) (88) (177)
Total securities

(381) (1,190) 809 (316) (70) (246)
Federal funds sold (298) (342) 44 (131) 46 (177)
Interest bearing bank deposits (564) (645) 81 228 109 119
Total interest income $ (2,118) (2,632) 514 $ 945 443 502
Interest expense:
Deposits:
NOW $ (187) (255) 68 $ 282 235 47
Savings and money market 102 (3) 105 114 124 (10)
Certificates of deposits (244) (166) (78) 168 361 (193)
Total interest-bearing deposits (329) (424) 95 564 720 (156)
Short-term borrowings 2 — 2 (11) (5) (6)
Long-term debt — — — (46) — (46)
Total interest expense (327) (424) 97 507 715 (208)
Net interest income $ (1,791) (2,208) 417 $ 438 (272) 710

(1) Yields on tax-exempt securities

have been computed on a tax-equivalent basis using an income tax rate of 21%.
(2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5

- Loan Portfolio Composition
December 31
(In thousands) 2020 2019 2018 2017 2016
Commercial and industrial $ 82,585 56,782 63,467 59,086 49,850
Construction and land development 33,514 32,841 40,222 39,607 41,650
Commercial real estate 255,136 270,318 261,896 239,033 220,439
Residential real estate 84,154 92,575 102,597 106,863 110,855
Consumer installment 7,099 8,866 9,295 9,588 8,712
Total loans 462,488 461,382 477,477 454,177 431,506
Less: unearned income (788) (481) (569) (526) (560)
Loans, net of unearned income 461,700 460,901 476,908 453,651 430,946
Less: allowance for loan losses (5,618) (4,386) (4,790) (4,757) (4,643)
Loans, net $ 456,082 456,515 472,118 448,894 426,303

Table 6

- Loan Maturities and Sensitivities to Changes in Interest

Rates
December 31, 2020
1 year

1 to 5 After 5 Adjustable Fixed
(Dollars in thousands) or less years years Total Rate Rate Total
Commercial and industrial $ 20,829 26,025 35,731 82,585 15,159 67,426 82,585
Construction and land development 25,461 6,160 1,893 33,514 19,915 13,599 33,514
Commercial real estate 19,534 109,706 125,896 255,136 4,798 250,338 255,136
Residential real estate 6,853 23,549 53,752 84,154 30,272 53,882 84,154
Consumer installment 1,981 4,595 523 7,099 62 7,037 7,099
Total loans $ 74,658 170,035 217,795 462,488 70,206 392,282 462,488

Table 7

- Allowance for Loan Losses and Nonperforming Assets
Year ended December 31
(Dollars in thousands) 2020 2019 2018 2017 2016
Allowance for loan losses:
Balance at beginning of period
$ 4,386 4,790 4,757 4,643 4,289
Charge-offs:
Commercial and industrial (7) (364) (52) (449) (97)
Commercial real estate
—

—

(38)
—

(194)
Residential real estate
—

(6) (26) (107) (182)
Consumer installment (38) (38) (52) (40) (67)
Total charge

-offs
(45) (408) (168) (596) (540)
Recoveries:
Commercial and industrial 94 117 70 461 29
Construction and land development
—

—

—

347 1,212
Commercial real estate
—

1 19
—

—

Residential real estate 63 109 79 115 127
Consumer installment 20 27 33 87 11
Total recoveries
177 254 201 1,010 1,379
Net recoveries (charge-offs)
132 (154) 33 414 839
Provision for loan losses
1,100 (250)
—

(300) (485)
Ending balance
$ 5,618 4,386 4,790 4,757 4,643
as a % of loans 1.22% 0.95 1.00 1.05 1.08
as a % of nonperforming loans 1,052% 2,345 2,691 160 196
Net (recoveries) charge-offs as % of average loans (0.03) % 0.03 (0.01) (0.09) (0.19)
Nonperforming assets:
Nonaccrual/nonperforming loans $ 534 187 178 2,972 2,370
Other real estate owned
—

—

172
—

152
Total nonperforming assets $ 534 187 350 2,972 2,522
as a % of loans and other real estate owned 0.12% 0.04 0.07 0.66 0.59 as a % total assets 0.06% 0.02 0.04 0.35 0.30
Nonperforming loans as a % of total loans 0.12% 0.04 0.04 0.66 0.55
Accruing loans 90 days or more past due $ 141
—

—

—

—

Table 8

- Allocation of Allowance for Loan Losses
December 31
2020 2019 2018 2017 2016
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 807 17.9 $ 577 12.3 $ 778 13.3 $ 653 13.0 $ 540 11.6
Construction and
land development 594 7.2 569 7.1 700 8.4 734 8.7 812 9.7
Commercial real estate 3,169 55.2 2,289 58.6 2,218 54.9 2,126 52.7 2,071 51.0
Residential real estate 944 18.2 813 20.1 946 21.5 1,071 23.5 1,107 25.7
Consumer installment 104 1.5 138 1.9 148 1.9 173 2.1 113 2.0
Total allowance for loan losses $ 5,618 $ 4,386 $ 4,790 $ 4,757 $ 4,643
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- CDs and Other Time Deposits of $100,000

or More
(Dollars in thousands) December 31, 2020
Maturity of:
3 months or less $ 6,417
Over 3 months through 6 months 7,965
Over 6 months through 12 months 42,978
Over 12 months 48,121
Total CDs and other

time deposits of $100,000 or more
$ 105,481

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

The information called for by ITEM 7A is set forth in ITEM

7 under the caption “Market and Liquidity Risk Management”
and is incorporated herein by reference.

ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA

Report of Independent Registered Public Accounting

Firm

The Board of Directors and Stockholders
Auburn National Bancorporation, Inc.

Opinion on the Financial Statements
We have

audited the accompanying

consolidated balance

sheets of Auburn

National Bancorporation,

Inc. and its
subsidiaries (the

“Company”)

as of

December 31,

2020 and

2019,

the related

consolidated statements

of earnings

,
comprehensive income, stockholders’ equity,

and cash flows for the years then ended,

and the related notes to the
consolidated financial

statements and

schedules (collectively,

the “financial

statements”). In

our opinion,

the financial
statements present fairly,

in all material

respects, the financial

position of the

Company as of

December 31, 20

20 and
2019,

and the results of

its operations and its

cash flows for the

years then ended, in

conformity with accounting principles
generally accepted in the United States of America.

Basis for Opinion
These financial statements are the

responsibility of the Comp

any’s management. Our

responsibility is to express an opinion
on the Company’s

consolidated financial

statements based on

our audits. We

are a public

accounting firm registered

with
the Public Company Accounting Oversight Board

(United States) (PCAOB) and are required to be

independent with
respect to

the Company

in accordance

with U.S.

federal securities

laws and

the applicabl

e

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

As part of our audits we

are required to obtain an

understanding of internal control
over financial

reporting but

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

Critical Audit Matter
The critical audit

matter communicated below

is a matter

arising from the

current period audit

of the financial

statements
that w

as communicated

or required

to be

communicated to

the audit

committee and

that: (1)

relates to

accounts or
disclosures that

are material

to the

financial statements

and (2)

involved especially

challenging, subjective,

or complex
judgments. The communication of the

critical audit matter doe

s

not alter in any way our opinion

on the financial
statements, taken as a whole, and we are

not, by communicating the critical audit matter

below, providing separate

opinions
on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described

in Note

5 to

the Company’s

consolidated financial

statements, the

Company has

a gross

loan portfolio

of
$462.5 million

and related

allowance for

loan losses

of $5.6

million as

of December

31, 2020.

As described

by the
Company in Note 1,

the evaluation of the

allowance for loan

losses is inherently

subjective as it requires

estimates that are
susceptible to significant

revision as more

information becomes available.

The allowance for

loan losses is

evaluated on a
regular basis and is based

upon the Company’s

review of the collectability

of the loans in

light of historical experience,

the
nature and volume

of the loan

portfolio, adverse situations

that may affect

the borrower’s

ability to repay,

estimated value
of any underlying collateral, and prevailing economic conditions.

We identified

the Company’s

estimate of

the allowance

for loan losses

as a critical

audit matter.

The principal
considerations for our

determination of the allowance

for loan losses

as a critical

audit matter related

to the high degree

of
subjectivity in

the Company’s

judgments in

determining the

qualitative factors.

Auditing these

complex judgments

and
assumptions by

the Company

involves especially

challenging auditor

judgment due

to the

nature and

extent of

audit
evidence and effort required to address these matters,

including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●

We evaluated

the relevance

and the

reasonableness of

assumptions related

to evaluation

of the

loan portfolio,
current economic conditions,

and other risk

factors used in

development of the

qualitative factors

for collectively
evaluated loans.
●

We evaluated

the reasonableness

of assumptions

and data

used by

the Company

in developing

the qualitative
factors by

comparing these

data points

to internally

developed and

third-party sources,

and other

audit evidence
gathered.

/s/ Elliott Davis, LLC

We have served as the

Company's auditor since 2015.

Greenville, South Carolina
March 9, 2021

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets

December 31
(Dollars in thousands, except share data) 2020 2019
Assets:
Cash and due from banks $
14,868
$
15,172
Federal funds sold
28,557
25,944
Interest bearing bank deposits
69,150
51,327
Cash and cash equivalents
112,575
92,443
Securities available-for-sale

335,177
235,902
Loans held for sale
3,418
2,202
Loans, net of unearned income
461,700
460,901
Allowance for loan losses
(5,618)
(4,386)
Loans, net
456,082
456,515
Premises and equipment, net
22,193
14,743
Bank-owned life insurance
19,232
19,202
Other assets
7,920
6,872
Total assets $
956,597
$
827,879
Liabilities:
Deposits:
Noninterest-bearing

$
245,398
$
196,218
Interest-bearing
594,394
527,934
Total deposits
839,792
724,152
Federal funds purchased and securities sold under agreements to repurchase
2,392
1,069
Accrued expenses and other liabilities
6,723
4,330
Total liabilities
848,907
729,551
Stockholders' equity:
Preferred stock of $
0.01

par value; authorized

200,000

shares;
issued shares - none
—
—
Common stock of $
0.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,789
3,784
Retained earnings
105,617
101,801
Accumulated other comprehensive income, net
7,599
2,059
Less treasury stock, at cost -
390,859

shares and
390,989

shares
at December 31, 2020 and 2019, respectively
(9,354)
(9,355)
Total stockholders’ equity
107,690
98,328
Total liabilities and

stockholders’ equity
$
956,597
$
827,879
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

Year ended December 31
(Dollars in thousands, except share and per share data) 2020 2019
Interest income:
Loans, including fees $
22,055
$
22,930
Securities:
Taxable
3,932
4,000
Tax-exempt
1,851
2,099
Federal funds sold and interest bearing bank deposits
356
1,218
Total interest income
28,194
30,247
Interest expense:
Deposits
3,847
4,176
Short-term borrowings
9
7
Total interest expense
3,856
4,183
Net interest income
24,338
26,064
Provision for loan losses
1,100
(250)
Net interest income after provision for

loan losses
23,238
26,314
Noninterest income:
Service charges on deposit accounts
585
717
Mortgage lending
2,319
866
Bank-owned life insurance
724
437
Gain from loan guarantee program —
1,717
Other
1,644
1,880
Securities gains (losses), net
103
(123)
Total noninterest income
5,375
5,494
Noninterest expense:
Salaries and benefits
11,316
11,931
Net occupancy and equipment
2,511
1,907
Professional fees
1,052
1,014
FDIC and other regulatory assessments
256
181
Other
4,419
4,664
Total noninterest expense
19,554
19,697
Earnings before income taxes
9,059
12,111
Income tax expense
1,605
2,370
Net earnings $
7,454
$
9,741
Net earnings per share:
Basic and diluted $
2.09
$
2.72
Weighted average shares

outstanding:
Basic and diluted
3,566,207
3,581,476
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Year ended December 31
(Dollars in thousands) 2020 2019
Net earnings $
7,454
$
9,741
Other comprehensive income, net of tax:
Unrealized net holding gain on securities
5,617
5,730
Reclassification adjustment for net (gain) loss on securities recognized in net earnings
(77)
92
Other comprehensive income
5,540
5,822
Comprehensive income $
12,994
$
15,563
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury

(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Balance, December 31, 2018
3,643,868
$
39
3,779
95,635
(3,763)
(6,635)
$
89,055
Net earnings —
—
—
9,741
—
—
9,741
Other comprehensive income —
—
—
—
5,822
—
5,822
Cash dividends paid ($
1.00

per share)
—
—
—
(3,575)
—
—
(3,575)
Stock repurchases
(77,907)
—
—
—
—
(2,721)
(2,721)
Sale of treasury stock
185
—
5
—
—
1
6
Balance, December 31, 2019
3,566,146
$
39
$
3,784
$
101,801
$
2,059
$
(9,355)
$
98,328
Net earnings —
—
—
7,454
—
—
7,454
Other comprehensive income —
—
—
—
5,540
—
5,540
Cash dividends paid ($
0.96

per share)
—
—
—
(3,638)
—
—
(3,638)
Sale of treasury stock
130
—
5
—
—
1
6
Balance, December 31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$
107,690
See accompanying notes to consolidated financial statements

82
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Year ended December 31
(In thousands) 2020 2019
Cash flows from operating activities:
Net earnings $
7,454
$
9,741
Adjustments to reconcile net earnings to net cash provided

by
operating activities:
Provision for loan losses
1,100
(250)
Depreciation and amortization
1,666
1,157
Premium amortization and discount accretion, net
2,862
1,853
Deferred tax benefit
(330)
(153)
Net (gain) loss on securities available for sale
(103)
123
Net gain on sale of loans held for sale
(2,300)
(545)
Net gain on other real estate owned
(52)
(59)
Loans originated for sale
(82,726)
(30,407)
Proceeds from sale of loans
83,138
28,892
Increase in cash surrender value of bank owned life insurance
(442)
(437)
Income recognized from death benefit on bank-owned life insurance
(282)
—
Net increase in other assets
(2,656)
(872)
Net increase in accrued expenses and other liabilities
2,399
1,807
Net cash provided by operating activities $
9,728
$
10,850
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
21,029
36,462
Proceeds from maturities of securities available-for-sale
62,021
55,078
Purchase of securities available-for-sale
(177,686)
(81,843)
(Increase) decrease in loans, net
(766)
15,771
Net purchases of premises and equipment
(8,355)
(1,809)
(Increase) decrease in FHLB stock
(9)
32
Proceeds from bank-owned life insurance death benefit
694
—
Proceeds from sale of other real estate owned
151
394
Net cash (used in) provided by investing activities $
(102,921)
$
24,085
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits
49,180
(5,430)
Net increase in interest-bearing deposits
66,460
5,389
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase
1,323
(1,231)
Stock repurchases
—
(2,721)
Dividends paid
(3,638)
(3,575)
Net cash provided by (used in) financing activities $
113,325
$
(7,568)
Net change in cash and cash equivalents $
20,132
$
27,367
Cash and cash equivalents at beginning of period 92,443
65,076
Cash and cash equivalents at end of period $
112,575
$
92,443
Supplemental disclosures of cash flow

information:
Cash paid (received) during the period for:
Interest $
4,055
$
4,092
Income taxes
678
2,295
Gain from loan guarantee program — (1,717)
Supplemental disclosure of non-cash transactions:
Initial recognition of operating lease right of use assets $ — $
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

COVID-19 Uncertainty

COVID-19 has adversely affected, and may continue to

adversely affect economic activity globally,

nationally and locally.
Following the COVID-19 outbreak in December 2019 and January

2020, market interest rates declined significantly.

The
federal banking agencies encouraged financial institutions to prudently work with borrowers and passed legislation to
provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The spread

of
COVID-19 has caused us to modify our business practices, including employee travel, employee work locations, and
cancellation of physical participation in meetings, events and conferences. The rapid development and fluidity of this
situation precludes any predication as to the ultimate impact of the COVID-19 outbreak. Nevertheless, the outbreak
presents uncertainty and risk with respect to the Company,

its performance, and its financial results.

Revenue Recognition

On January 1, 2018, the Company implemented ASU 2014

-09,

Revenue from Contracts with Customers
, codified
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

and furniture,
fixtures and equipment, with a carrying value of $
0.5

million at December 31, 2019, to correspond with estimated
demolition dates planned as part of the redevelopment project for our main campus.

This is considered a change in
accounting estimate, per ASC 250-10, where adjustments should be made prospectively. The effects

of this change in
accounting estimate on the 2020 and 2019 consolidated

financial statements, respectively, was

a decrease in net earnings of
$
342

thousand, or $
0.10

per share and $
161

thousand, or $
0.04

per share.

Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current-period presentation. These
reclassifications had no impact on the Company’s

previously reported net earnings or total stockholders’ equity.

Subsequent Events

The Company has evaluated the effects of events

or transactions through the date of this filing that ha

ve occurred
subsequent to December 31, 2020. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.

Accounting

Standards Adopted in 2020

In 2020, the Company adopted new guidance related to the following

Accounting Standards Update (“Update” or “ASU”):

●

ASU 2018-13,
Fair Value

Measurement (Topic

820): Disclosure Framework – Changes

to the Disclosure
Requirements for Fair Value

Measurement
; and

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

Securities

Securities are classified based on management’s

intention at the date of purchase. At December 31, 2020,

all of the
Company’s securities were classified

as available-for-sale. Securities available-for

-sale are used as part of the Company’s
interest rate risk management strategy,

and they may be sold in response to changes in interest rates,

changes in prepayment
risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and
losses reported in accumulated other comprehensive income

(loss), net of the deferred income tax effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest
income using the effective interest method.

Premiums are amortized to the earliest call date while discounts are accreted
over the estimated life of the security.

Realized gains and losses from the sale of securities are

determined using the
specific identification method.

On a quarterly basis, management makes an assessment to determine whether there have been events or economic
circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired.

For debt securities with an unrealized loss, an other-than

-temporary impairment write-down is triggered when (1)

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

If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other

-than-temporary impairment write-
down is separated into the amount that is credit related (credit loss component)

and the amount due to all other factors.

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

Impaired loans also include troubled debt restructurings (“TD

Rs”). In the normal course of business, management may
grant concessions to borrowers who are experiencing financial difficulty. The

concessions granted most frequently for
TDRs involve reductions or delays in required payments of principal and interest for a specified time, the rescheduling of
payments in accordance with a bankruptcy plan or the charge

-off of a portion of the loan. In most cases, the conditions of
the credit also warrant nonaccrual status, even after the restructuring occurs. As part of the credit approval process, the
restructured loans are evaluated for adequate collateral

protection in determining the appropriate accrual status at the time of restructuring. TDR loans may be returned to accrual status if there has been at least a six-month sustained period

of
repayment performance by the borrower.

The Company began offering short-term loan modifications

to assist borrowers during the COVID-19 pandemic.

If the
modification meets certain conditions, the modification does not need to be accounted for as a TDR.

For more information,
please refer to Note 5, Loans and Allowance for Loan Losses.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that manage ment believes is adequate to absorb probable losses
inherent in the loan portfolio. Loan losses are charged

against the allowance when they are known. Subsequent recoveries are credited to the allowance. Management’s

determination of the adequacy of the allowance is based on

an evaluation of
the portfolio, current economic conditions, growth, composition of the loan portfolio, homogeneous pools of loans, risk
ratings of specific loans, historical loan loss factors, identified impaired loans and other factors

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

Premises and Equipment

Land is carried at cost. Land improvements, buildings and improvements,

and furniture, fixtures, and equipment are carried
at cost, less accumulated depreciation computed on a straight

-line method over the useful lives of the assets or the expected terms of the leases, if shorter. Expected

terms include lease option periods to the extent that the exercise of such options is
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

In accordance with ASC 740, Income Taxes
, a tax position is recognized as a benefit only if it is “more likely than not”

that
the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.

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

As of December 31, 2020 and 2019, respectively,
the Company had no such securities or other rights issued or outstanding, and therefore, no dilutive effect to consider

for
the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

Year ended December 31
(Dollars in thousands, except share and per share data) 2020 2019
Basic and diluted:
Net earnings $ 7,454 $ 9,741
Weighted average common

shares outstanding
3,566,207 3,581,476
Net earnings per share $ 2.09 $ 2.72

NOTE 3: RESTRICTED CASH BALANCES

Regulation D of the Federal Reserve Act requires that banks

maintain reserve balances with the Federal Reserve Bank
(“FRB”) based principally on the type and amount of their deposits.

Effective March 26, 2020, the FRB no longer requires
banks to maintain reserve balances on deposit with the FRB.

The Bank did not have a required reserve balance at the FRB
at December 31, 2019.

NOTE 4: SECURITIES

At December 31, 2020 and 2019, respectively,

all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by
contractual maturity at December 31, 2020 and 2019, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2020
Agency obligations (a)
$
5,048
24,834
55,367
12,199
97,448
3,156
98
$
94,390
Agency MBS (a)
—
1,154
20,502
141,814
163,470
3,245
133
160,358
State and political subdivisions
477
632
8,405
64,745
74,259
3,988
11
70,282
Total available-for-sale
$
5,525
26,620
84,274
218,758
335,177
10,389
242
$
325,030
December 31, 2019
Agency obligations (a) $
4,993
27,245
18,470
—
50,708
215
98
$
50,591
Agency MBS (a)
—
560
4,510
118,207
123,277
798
261
$
122,740
State and political subdivisions
—
1,355
6,166
54,396
61,917
2,104
9
$
59,822
Total available-for-sale $
4,993
29,160
29,146
172,603
235,902
3,117
368
$
233,153
(a) Includes securities issued by U.S. government agencies or government sponsored entities.

Expected maturities of
these securities may differ from contractual maturities because issues may have the right to call or repay obligations
with or without prepayment penalties.

Securities with aggregate fair values of $
166.9

million and $
147.8

million at December 31, 2020 and 2019, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank
(“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.

The
carrying amounts of nonmarketable equity investments were

$
1.4

million at December 31, 2020 and 2019, respectively.

Nonmarketable equity investments include FHLB of Atlanta

stock, Federal Reserve Bank (“FRB”) stock, and stock in a
privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at December

31, 2020 and 2019, respectively,

segregated by those
securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2020:
Agency obligations

$
15,416
98
—
—
15,416
$
98
Agency MBS
41,488
133
—
—
41,488
133
State and political subdivisions
2,945
11
—
—
2,945
11
Total

$
59,849
242
—
—
59,849
$
242
December 31, 2019:
Agency obligations

$
24,734
97
4,993
1
29,727
$
98
Agency MBS
40,126
98
21,477
163
61,603
261
State and political subdivisions
2,741
9
—
—
2,741
9
Total

$
67,601
204
26,470
164
94,071
$
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

Agency mortgage-backed securities (“MBS”)

The unrealized losses associated with agency MBS were primarily driven by changes in interest rates and not due to the
credit quality of the securities. These securities were issued by U.S.

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
December 31,

2020 and 2019, respectively, the Company

had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2020

and
2019, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.
Year ended December 31
(Dollars in thousands) 2020 2019
Gross realized gains $
184
120
Gross realized losses
(81)
(243)
Realized gains (losses), net $
103
(123)

NOTE 5: LOANS AND ALLOWANCE

FOR LOAN LOSSES

December 31
(In thousands) 2020 2019
Commercial and industrial $
82,585
$
56,782
Construction and land development
33,514
32,841
Commercial real estate:
Owner occupied
54,033
48,860
Hotel/motel
42,900
43,719
Multifamily
40,203
44,839
Other
118,000
132,900
Total commercial real estate
255,136
270,318
Residential real estate:
Consumer mortgage
35,027
48,923
Investment property
49,127
43,652
Total residential real estate
84,154
92,575
Consumer installment
7,099
8,866
Total loans 462,488 461,382
Less: unearned income
(788)
(481)
Loans, net of unearned income $ 461,700 $ 460,901

Loans secured by real estate were approximately
80.6
% of the total loan portfolio at December 31, 2020.

At December 31,
2020, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

Alabama and surrounding
areas.

In accordance with ASC 310, Receivables
, a portfolio segment is defined as the level at which an entity develops

and
documents a systematic method for determining its allowance

for loan losses. As part of the Company’s

quarterly
assessment of the allowance, the loan portfolio is disaggregated into the following portfolio segments:

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

a participating lender in the PPP.

PPP loans are forgivable in whole or in part, if the proceeds are used
for payroll and other permitted purposes in accordance with

the requirements of the PPP.

As of December 31, 2020, the
Company has
265

PPP loans with an aggregate outstanding principal balance of $
19.0

million included in this category.

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

2020
and 2019.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2020:
Commercial and industrial $
82,355
230
—
82,585
—
$ 82,585
Construction and land development
33,453
61
—
33,514
—
33,514
Commercial real estate:
Owner occupied
54,033
—
—
54,033
—
54,033
Hotel/motel
42,900
—
—
42,900
—
42,900
Multifamily
40,203
—
—
40,203
—
40,203
Other
117,759
29
—
117,788
212
118,000
Total commercial real estate
254,895
29
—
254,924
212
255,136
Residential real estate:
Consumer mortgage
33,169
1,503
140
34,812
215
35,027
Investment property
49,014
6
—
49,020
107
49,127
Total residential real estate
82,183
1,509
140
83,832
322
84,154
Consumer installment
7,069
29
1
7,099
—
7,099
Total $
459,955
1,858
141
461,954
534
$ 462,488
December 31, 2019:
Commercial and industrial $
56,758
24
—
56,782
—
$ 56,782
Construction and land development
32,385
456
—
32,841
—
32,841
Commercial real estate:
Owner occupied
48,860
—
—
48,860
—
48,860
Hotel/motel
43,719
—
—
43,719
—
43,719
Multifamily
44,839
—
—
44,839
—
44,839
Other
132,900
—
—
132,900
—
132,900
Total commercial real estate
270,318
—
—
270,318
—
270,318
Residential real estate:
Consumer mortgage
47,151
1,585
—
48,736
187
48,923
Investment property
43,629
23
—
43,652
—
43,652
Total residential real estate
90,780
1,608
—
92,388
187
92,575
Consumer installment
8,802
64
—
8,866
—
8,866
Total $
459,043
2,152
—
461,195
187
$ 461,382

The gross interest income which would have been recorded

under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
20

thousand and $
9

thousand for the years ended December 31, 2020
and 2019, respectively.

Allowance for Loan Losses

The allowance for loan losses as of and for the years ended December

31, 2020 and 2019, is presented below.

Year ended December 31
(In thousands) 2020 2019
Beginning balance $ 4,386 $ 4,790
Charged-off loans (45) (408)
Recovery of previously charged-off loans 177 254
Net recoveries (charge-offs) 132 (154)
Provision for loan losses 1,100 (250)
Ending balance $ 5,618 $ 4,386

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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the
portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-
offs, net of recoveries of amounts previously charged

-off.

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

system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system

of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes

it
does not have sufficient historical loss data, the Company

may make adjustments based, in part, on loss rates of peer

bank
groups. At December 31, 2020 and 2019, and for the years then ended,

the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

Company believes the extension of its look-back period

is appropriate due to the risks
inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2020, the Company increased its look

-back period to 47 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

The Company will likely continue to increase its look-
back period to incorporate the effects of at least one

economic downturn in its loss history.

During 2020, the Company
adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the
COVID-19 pandemic and resulting adverse economic conditions,

including higher unemployment in our primary market
area.

Further adjustments may be made in the future as a result of the ongoing COVID

-19 pandemic.

The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December
31, 2020 and 2019.

(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2018 $
778
700
2,218
946
148
$
4,790
Charge-offs
(364)
—
—
(6)
(38)
(408)
Recoveries
117
—
1
109
27
254
Net (charge-offs) recoveries
(247)
—
1
103
(11)
(154)
Provision
46
(131)
70
(236)
1
(250)
Balance, December 31, 2019 $
577
569
2,289
813
138
$
4,386
Charge-offs
(7)
—
—
—
(38)
(45)
Recoveries
94
—
—
63
20
177
Net recoveries (charge-offs)
87
—
—
63
(18)
132
Provision
143
25
880
68
(16)
1,100
Balance, December 31, 2020 $
807
594
3,169
944
104
$
5,618

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of December 31, 2020

and 2019.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
December 31, 2020:
Commercial and industrial $
807
82,585
—
—
807
82,585
Construction and land development
594
33,514
—
—
594
33,514
Commercial real estate
3,169
254,920
—
216
3,169
255,136
Residential real estate
944
84,047
—
107
944
84,154
Consumer installment
104
7,099
—
—
104
7,099
Total $
5,618
462,165
—
323
5,618
462,488
December 31, 2019:
Commercial and industrial $
577
56,683
—
99
577
56,782
Construction and land development
569
32,841
—
—
569
32,841
Commercial real estate
2,289
270,318
—
—
2,289
270,318
Residential real estate
813
92,575
—
—
813
92,575
Consumer installment
138
8,866
—
—
138
8,866
Total $
4,386
461,283
—
99
4,386
461,382
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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2020
Commercial and industrial $
79,984
2,383
218
— $ 82,585
Construction and land development
33,260
—
254
— 33,514
Commercial real estate:
Owner occupied
51,265
2,627
141
— 54,033
Hotel/motel
35,084
7,816
—
— 42,900
Multifamily
36,673
3,530
—
— 40,203
Other
116,498
1,243
47
212 118,000
Total commercial real estate
239,520
15,216
188
212 255,136
Residential real estate:
Consumer mortgage
32,518
397
1,897
215 35,027
Investment property
48,501
187
332
107 49,127
Total residential real estate
81,019
584
2,229
322 84,154
Consumer installment
7,069
7
23
— 7,099
Total $
440,852
18,190
2,912
534 $ 462,488
December 31, 2019
Commercial and industrial $
54,340
2,176
266
— $ 56,782
Construction and land development
31,798
—
1,043
— 32,841
Commercial real estate:
Owner occupied
47,865
917
78
— 48,860
Hotel/motel
43,719
—
—
— 43,719
Multifamily
44,839
—
—
— 44,839
Other
132,030
849
21
— 132,900
Total commercial real estate
268,453
1,766
99
— 270,318
Residential real estate:
Consumer mortgage
45,247
962
2,527
187 48,923
Investment property
42,331
949
372
— 43,652
Total residential real estate
87,578
1,911
2,899
187 92,575
Consumer installment
8,742
60
64
— 8,866
Total $
450,911
5,913
4,371
187 $ 461,382

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
Company received a guarantee of up to 50% of losses in the

event of the borrower's default. The Company had
5

loans
outstanding totaling $
10.3

million that were enrolled in the Program prior to its termination by the

State of Alabama.

Despite being enrolled in the Program, these loans would have met the

Company's normal loan underwriting criteria at
origination.

All of these loans were categorized as Pass within the Company's credit quality asset classification at the date
of the Program’s termination.

Impaired loans

The following table presents details related to the Company’s impaired loans. Loans which have been fully charged

-off do
not appear in the following table. The related allowance generally represents the following components which correspond
to impaired loans:

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

The following table sets forth certain information regarding the

Company’s impaired loans

that were individually evaluated
for impairment at December 31, 2020 and 2019.

December 31, 2020
(In thousands)
Unpaid

principal

balance (1)
Charge-offs

and payments

applied (2)
Recorded
investment (3)
Related
allowance
With no allowance recorded:
Commercial real estate:
Other $
216
(4)
212
$ —
Total commercial real estate
216
(4)
212
—
Residential real estate:
Investment property
109
(2)
107
—
Total residential real estate
109
(2)
107
—
Total

impaired loans
$
325
(6)
319
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
335
(236)
99
$ —
Total

impaired loans
$
335
(236)
99
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

Year ended December 31, 2020 Year ended December 31, 2019
Average Total interest Average Total interest
recorded income recorded income
(In thousands) investment recognized investment recognized
Impaired loans:
Commercial and industrial $ — — $
8
—
Commercial real estate:
Owner occupied — —
24
9
Other
116
—
— —
Total commercial real estate
116
—
24
9
Residential real estate:
Investment property
59
—
— —
Total residential real estate
59
—
— —
Total

$
175
—
$
32
9

Troubled Debt

Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”).

Section 4013 of the CARES Act, “Temporary

Relief
From Troubled Debt Restructurings,” provides

banks the option to temporarily suspend certain requirements under ASC
340-10 TDR classifications for a limited period of time to account for the effects of COVID-19. In addition, the Interagency
Statement on COVID-19 Loan Modifications, encourages banks

to work prudently with borrowers and describes the
agencies’ interpretation of how accounting rules under ASC

310-40, “Troubled Debt Restructurings by Creditors,”

apply to
certain COVID-19-related modifications. The Interagency Statement on COVID-19 Loan Modifications was supplemented
on June 23, 2020 by the Interagency Examiner Guidance for Assessing

Safety and Soundness Considering the Effect of the
COVID-19 Pandemic on Institutions.

If a loan modification is eligible, a bank may elect to account for the loan under
section 4013 of the CARES Act. If a loan modification is not eligible under section 4013, or if the bank elects not to
account for the loan modification under section 4013, the Revised Statement includes criteria when a bank may presume a
loan modification is not a TDR in accordance with ASC 310

-40.

The Company evaluates loan extensions or modifications not

qualified under Section 4013 of the CARES Act or under the
Interagency Statement on COVID-19 Loan Modifications in accordance with FASB ASC 340

-10 with respect to the
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

31, 2020.

TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2020
Commercial real estate:
Other $
—
212
212
—
Total commercial real estate
—
212
212
—
Investment property
—
107
107
—
Total residential real estate
—
107
107
—
Total

$
—
319
319
$
—

At December 31, 2020, there were no significant outstanding commitments to advance additional funds to customers whose
loans had been restructured.

There were no loans modified in a TDR during the year ended

December 31, 2019.

The following table summarizes loans
modified in a TDR during the year ended December 31,

2020 both before and after modification.

Pre- Post-
modification modification
outstanding outstanding
Number of recorded recorded
($ in thousands) contracts investment investment
December 31, 2020
Commercial real estate:
Other
1
$
216
216
Total commercial real estate
1
216
216
Investment property
3
111
111
Total residential real estate
3
111
111
Total

4
$
327
327

Four loans were modified in a TDR during the year ended December

31, 2020.

The only concession granted by the
Company was related to a delay in the required payment of principal and/or interest.

During the years ended December 31, 2020 and 2019,

respectively, the Company had

no loans modified in a TDR within
the previous 12 months for which there was a payment default

(defined as 90 days or more past due).

NOTE 6: PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020

and 2019 is presented below

.
December 31
(Dollars in thousands) 2020 2019
Land and improvements $
9,829
9,874
Buildings and improvements
7,436
9,987
Furniture, fixtures, and equipment
2,715
3,109
Construction in progress
8,171
107
Total premises and equipment
28,151
23,077
Less:

accumulated depreciation
(5,958)
(8,334)
Premises and equipment, net $ 22,193 14,743

Depreciation expense was approximately $
905

thousand and $
662

thousand for the years ended December 31, 2020 and
2019, respectively, and is a component

of net occupancy and equipment expense in the consolidated

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

101
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

The following table details the changes in amortized MSRs and the related valuation allowance for the years ended
December 31, 2020 and 2019.

Year ended December 31
(Dollars in thousands) 2020 2019
Beginning balance
$
1,299
1,441
Additions, net
671
241
Amortization expense
(640)
(383)
Ending balance
$
1,330
1,299
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,111
2,697
End of period
1,489
2,111

Data and assumptions used in the fair value calculation related to MSRs at December 31,

2020 and 2019, respectively,

are
presented below.

December 31
(Dollars in thousands) 2020 2019
Unpaid principal balance
$
265,964
274,227
Weighted average prepayment

speed (CPR)
20.7
%
11.6
Discount rate (annual percentage)
10.0
%
10.0
Weighted average coupon

interest rate
3.6
%
3.9
Weighted average remaining

maturity (months)
253
255
Weighted average servicing

fee (basis points)
25.0
25.0

At December 31, 2020, the weighted average amortization period for MSRs was
3.7

years.

Estimated amortization expense
for each of the next five years is presented below.

(Dollars in thousands) December 31, 2020
2021 $
308
2022
227
2023
170
2024
129
2025

NOTE 8:

DEPOSITS

At December 31, 2020, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands) December 31, 2020
2021 $
88,292
2022
50,332
2023
12,572
2024
5,842
2025
3,363
Thereafter
—

Total certificates of deposit

and other time deposits

$
160,401

Additionally, at December

31, 2020 and 2019, approximately $
55.0

million and $
57.4

million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.

At December 31, 2020 and 2019, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.

NOTE 9:

SHORT-TERM BORROWINGS

At December 31, 2020 and 2019, the composition of short-term borrowings is presented below.

2020 2019
Weighted Weighted
(Dollars in thousands) Amount Avg. Rate Amount Avg. Rate
Federal funds purchased:
As of December 31 $
—
— $
—
—
Average during the year
1
0.78
%
1
2.58
%
Maximum outstanding at

any month-end
—
—
Securities sold under

agreements to repurchase:
As of December 31 $
2,392
0.50
% $
1,069
0.50
%
Average during the year
1,822
0.50
%
1,442
0.50
%
Maximum outstanding at

any month-end
2,496
2,261

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank.

The Bank
had available federal fund lines totaling $
41
.0 million with none outstanding at December 31, 2020.

Securities sold under agreements to repurchase represent short

-term borrowings with maturities less than one year
collateralized by a portion of the Company’s

securities portfolio.

Securities with an aggregate carrying value of $
5.7
million and $
2.6

million at December 31, 2020 and 2019, respectively,

were pledged to secure securities sold under
agreements to repurchase.

NOTE 10: LEASE COMMITMENTS

We lease certain

office facilities and equipment under operating leases.

Rent expense for all operating leases totaled $
0.2
million for both the years ended December 31, 2020 and 2019.

On January 1, 2019, we adopted a new accounting standard
which required the recognition of certain operating leases on our balance sheet as lease right of use assets (reported as
component of other assets) and related lease liabilities (reported as a component of accrued expenses and other liabilities).

Aggregate lease right of use assets were $
788

thousand and $
785

thousand at December 31, 2020 and 2019, respectively.

Aggregate lease liabilities were $
811

thousand and $
788

thousand at December 31, 2020 and 2019, respectively.

Rent
expense includes amounts related to items that are not included in the determination of lease right of use assets including
expenses related to short-term leases totaling $
0.1

million for the year ended December 31, 2020.

Lease payments under operating leases that were applied to

our operating lease liability totaled $
112

thousand during the
year ended December 31, 2020. The following table reconciles future undiscounted lease payments due under non-
cancelable operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December
31, 2020.

Future lease
(Dollars in thousands) payments
2021 $
127
2022
120
2023
120
2024
120
2025
111
Thereafter
300
Total undiscounted operating

lease liabilities
$
898
Imputed interest
87
Total operating lease liabilities

included in the accompanying consolidated balance sheets
$ 811
Weighted-average

lease terms in years
7.68
Weighted-average

discount rate
3.02
%

NOTE 11:

OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income

is defined as

the change in

equity from all

transactions other

than those with

stockholders, and

it
includes net

earnings and

other comprehensive

income (loss).

Other comprehensive

income (loss)

for the

years ended
December 31, 2020 and 2019, is presented below.

Pre-tax Tax benefit
Net of

(Dollars in thousands) amount (expense) tax amount
2020:
Unrealized net holding gain on securities $
7,501
(1,884)
5,617
Reclassification adjustment for net gain on securities recognized in net earnings
(103)
26
(77)
Other comprehensive income $
7,398
(1,858)
5,540
2019:
Unrealized net holding gain on securities $
7,651
(1,921)
5,730
Reclassification adjustment for net loss on securities recognized in net earnings
123
(31)
92
Other comprehensive loss $
7,774
(1,952)
5,822

NOTE 12:

INCOME TAXES

For the years ended December 31, 2020 and 2019 the components of income tax expense from continuing operations are
presented below.

Year ended December 31
(Dollars in thousands) 2020 2019
Current income tax expense:
Federal $
1,459
1,939
State
476
584
Total current income tax expense
1,935
2,523
Deferred income tax benefit:
Federal
(262)
(136)
State
(68)
(17)
Total deferred

income tax benefit
(330) (153)
Total income tax expense

$ 1,605 2,370

Total income tax expense

differs from the amounts computed by applying the

statutory federal income tax rate of 21% to
earnings before income taxes.

A reconciliation of the differences for the years ended

December 31,

2020 and 2019, is
presented below.

2020 2019
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
9,059
12,111
Income taxes at statutory rate
1,902
21.0
%
2,543
21.0
%
Tax-exempt interest
(489)
(5.4)
(508)
(4.1)
State income taxes, net of

federal tax effect
345
3.8
440
3.6
Bank-owned life insurance
(152)
(1.7)
(92)
(0.8)
Other
(1)
—
(13)
(0.1)
Total income tax expense

$
1,605
17.7
%
2,370
19.6
%

The Company had a net deferred tax liability of $1.5

million and $9 thousand included in other liabilities ts on the consolidated balance sheets at December 31, 2020

and 2019, respectively.

The tax effects of temporary differences

that
give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,

2020 and 2019 are
presented below.

December 31
(Dollars in thousands) 2020 2019
Deferred tax assets:
Allowance for loan losses $
1,411
1,102
Accrued bonus

183
296
Right of use liability
204
198
Other
91
88
Total deferred

tax assets
1,889
1,684
Deferred tax liabilities:
Premises and equipment
199
315
Unrealized gain on securities
2,548
690
Originated mortgage servicing rights
334
326
Right of use asset
198
197
Other
147
165
Total deferred

tax liabilities
3,426
1,693
Net deferred tax liability $
(1,537)
(9)

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion of the entire deferred tax asset will not be realized.

The ultimate realization of deferred tax
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences
become deductible.

Management considers the scheduled reversal of deferred

tax liabilities, projected future taxable
income and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and
projection for future taxable income over the periods which the temporary differences resulting in the remaining

deferred
tax assets are deductible, management believes it is more-likely

-than-not that the Company will realize the benefits of

these
deductible differences at December 31,

2020.

The amount of the deferred tax assets considered realizable,

however, could
be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December

31, 2020 and 2019, is presented

below.

Year ended December 31
(Dollars in thousands) 2020 2019
Net deferred tax (liability) asset:
Balance, beginning of year $ (9)
1,790
Deferred tax benefit (expense) related to continuing operations
330
153
Stockholders' equity, for

accumulated other comprehensive (income) loss
(1,858)
(1,952)
Balance, end of year
$
(1,537)
(9)

ASC 740, Income Taxes,

defines the threshold for recognizing the benefits of tax return positions in the financial statements
as “more-likely-than-not” to be sustained by the taxing authority.

This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.

As of December 31, 2020, the
Company had no unrecognized tax benefits related to federal or state income tax matters.

The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during

2021 relative to any tax positions taken prior to
December 31, 2020.

As of December 31, 2020, the Company has accrued no interest and no penalties related to uncertain
tax positions.

It is the Company’s policy to

recognize interest and penalties related to income tax matters in income tax
expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns.

The Company is
currently open to audit under the statute of limitations by the Internal Revenue

Service and the State of Alabama for the
years ended December 31, 2017 through 2020.

NOTE 13:

EMPLOYEE BENEFIT PLAN

The Company sponsors a qualified defined contribution retirement plan, the Auburn National Bancorporation, Inc. 401(k)
Plan (the "Plan").

Eligible employees may contribute up to 100% of eligible compensation,

subject to statutory limits upon
completion of 2 months of service.

Furthermore, the Company allows employer Safe Harbor

contributions. Participants are
immediately vested in employer Safe Harbor contributions. T

he Company's matching contributions on behalf of
participants were equal to $1.00 for each $1.00 contributed

by participants, up to 3% of the participants' eligible
compensation, and $0.50 for every $1.00 contributed by participants,

up to 5% of the participants' eligible compensation,
for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching contributions to
the Plan were $
304

thousand and $
264

thousand for the years ended December 31, 2020 and 2019,

respectively, and are
included in salaries and benefits expense.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amount represents
credit risk.

December 31
(Dollars in thousands) 2020 2019
Commitments to extend credit $
74,970
$
60,564
Standby letters of credit
1,237
1,921

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

The Company has recorded a liability for the estimated fair

value of these standby letters of credit in the amount of $
25
thousand and $
39

thousand at December 31, 2020 and 2019, respectively.

Other Commitments

At December 31, 2020, the Company has a contract with a construction company for $
25.3

million to construct a new bank
headquarters in Auburn, Alabama.

Contingent Liabilities

The Company and the Bank are involved in various legal proceedings,

arising in connection with their business.

In the
opinion of management, based upon consultation with legal counsel,

the ultimate resolution of these proceeding will not
have a material adverse effect upon the consolidated

financial condition or results of operations of the Company

and the
Bank.

NOTE 15: FAIR VALUE

Fair Value

Hierarchy

“Fair value” is defined by ASC 820,
Fair Value

Measurements and Disclosures
, as the price that would be received to sell
an asset or paid to transfer a liability in an orderly transaction occurring in the principal market (or most advantageous
market in the absence of a principal market) for an asset or liability at the measurement date.

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

For the years ended December 31, 2020 and

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring as of December
31, 2020 and 2019, respectively,

by caption, on the accompanying consolidated balance sheets by ASC

820 valuation
hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2020:
Securities available-for-sale:
Agency obligations

$
97,448
—
97,448
—
Agency MBS
163,470
—
163,470
—
State and political subdivisions
74,259
—
74,259
—
Total securities available

-for-sale
335,177
—
335,177
—
Total

assets at fair value
$
335,177
—
335,177
—
December 31, 2019:
Securities available-for-sale:
Agency obligations

$
50,708
—
50,708
—
Agency MBS
123,277
—
123,277
—
State and political subdivisions
61,917
—
61,917
—
Total securities available

-for-sale
235,902
—
235,902
—
Total

assets at fair value
$
235,902
—
235,902
—

Assets and liabilities measured at fair value

on a nonrecurring basis

Loans held for sale

Loans held for sale are carried at the lower of cost or fair value.

Fair values of loans held for sale are determined using
quoted market secondary market prices for similar loans.

Loans held for sale are classified within Level 2 of the fair value hierarchy.

Impaired Loans

Loans considered impaired under ASC 310-10-35, Receivables
, are loans for which, based on current information

and
events, it is probable that the Company will be unable to collect all principal and interest payments due in accordance with
the contractual terms of the loan agreement.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
December 31, 2020 and

2019, respectively, by caption, on the

accompanying consolidated balance sheets and by ASC 820
valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2020:
Loans held for sale $
3,418
—
3,418
—
Loans, net
(1)
319
—
—
319
Other assets
(2)
1,330
—
—
1,330
Total assets at fair value $
5,067
—
3,418
1,649
December 31, 2019:
Loans held for sale $
2,202
—
2,202
—
Loans, net
(1)
99
—
—
99
Other assets
(2)
1,299
—
—
1,299
Total assets at fair value $
3,600
—
2,202
1,398
(1)
Loans considered impaired under ASC 310-10-35 Receivables.

This amount reflects the recorded investment in

impaired loans, net of any related allowance for loan losses.
(2)
Represents MSRs, net carried at lower of cost or estimated fair value.

At December 31, 2020 and 2019 and for the years then ended,

the Company had no Level 3 assets measured at fair value on
a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019, the
significant unobservable inputs used in the fair value measurements are presented below.

Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique

Unobservable Input
Range of Input
December 31, 2020:
Impaired loans $
319
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,330
Discounted cash flow Prepayment speed or CPR
18.2
-
36.4
%
20.7
%

Discount rate 10.0 - 12.0% 10.0%
December 31, 2019:
Impaired loans $
99
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,299
Discounted cash flow Prepayment speed or CPR
11.2
-
22.4
%
11.6
%

Discount rate
10.0
-
12.0
%
10.0
%

Fair Value

of Financial Instruments

ASC 825, Financial Instruments
, requires disclosure of fair value information about financial instruments,

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

Fair Value Hierarchy
Carrying

Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2020:
Financial Assets:
Loans, net (1) $
456,082
$
451,816
$
—
$
—
$
451,816
Loans held for sale
3,418
3,509
—
3,509
—
Financial Liabilities:
Time Deposits $
160,401
$
162,025
$
—
$
162,025
$
—
December 31, 2019:
Financial Assets:
Loans, net (1) $
456,515
$
453,705
$
—
$
—
$
453,705
Loans held for sale
2,202
2,251
—
2,251
—
Financial Liabilities:
Time Deposits $
167,199
$
168,316
$
—
$
168,316
$
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

(Dollars in thousands)
Amount
Loans outstanding at December 31, 2019
$
3,149
New loans/advances
871
Repayments
(2,433)
Changes in directors and executive officers
(351)
Loans outstanding at December 31, 2020
$
1,236

During 2020 and 2019, certain executive officers and

directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of

the bank.

Total deposits for

these persons at December 31, 2020 and
2019 amounted to $
18.7

million and $
19.1

million, respectively.

NOTE 17: REGULATORY

RESTRICTIONS AND CAPITAL

RATIOS

As required by the Economic Growth, Regulatory Relief, and Consumer

Protection Act in August 2018, the Federal
Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding

company policy
statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total
consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off

-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities,

outstanding. The interim final rule provides that, if
warranted for supervisory purposes, the Federal Reserve may exclude a company from the threshold increase. Management
believes the Company meets the conditions of the Federal Reserve’s small bank holding company policy statement and is
therefore excluded from consolidated capital requirements at

December 31, 2020.

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

As of December 31, 2020, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based,

Tier 1 risk-
based, and Tier 1 leverage ratios as set forth

in the table. Management has not received any notification from the

Bank's
regulators that changes the Bank’s

regulatory capital status.

The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2020 and 2019
are presented below.

Minimum for capital
Minimum to be

Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2020:
Tier 1 Leverage Capital $
96,096
10.32
% $
37,263
4.00
% $
46,579
5.00
%
Common Equity Tier 1 Capital
96,096
17.27
25,042
4.50
36,171
6.50
Tier 1 Risk-Based Capital
96,096
17.27
33,389
6.00
44,519
8.00
Total Risk-Based Capital
101,906
18.31
44,519
8.00
55,648
10.00
At December 31, 2019:
Tier 1 Leverage Capital $
92,778
11.23
% $
33,043
4.00
% $
41,303
5.00
%
Common Equity Tier 1 Capital
92,778
17.28
24,162
4.50
34,901
6.50
Tier 1 Risk-Based Capital
92,778
17.28
32,216
6.00
42,955
8.00
Total Risk-Based Capital
97,291
18.12
42,955
8.00
53,693
10.00

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

December 31,

2020, the Bank could have declared
additional dividends of approximately $
6.8

million without prior approval of regulatory authorities. As a result of this limitation, approximately $
96.9

million of the Company’s investment

in the Bank was restricted from transfer in the form
of dividends.

NOTE 18: AUBURN NATIONAL

BANCORPORATION

(PARENT COMPANY)

The Parent Company’s condensed

balance sheets and related condensed statements of earnings

and cash flows are as
follows.

CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2020 2019
Assets:
Cash and due from banks
$
4,049
4,119
Investment in bank subsidiary
103,695
94,837
Other assets
631
625
Total assets
$
108,375
99,581
Liabilities:
Accrued expenses and other liabilities $
685
1,253
Total liabilities
685
1,253
Stockholders' equity
107,690
98,328
Total liabilities and

stockholders' equity
$
108,375
99,581

CONDENSED STATEMENTS

OF EARNINGS
Year ended December 31
(Dollars in thousands) 2020 2019
Income:
Dividends from bank subsidiary
$
3,638
8,574
Noninterest income
862
346
Total income
4,500
8,920
Expense:
Noninterest expense
255
212
Total expense
255
212
Earnings before income tax expense and equity
in undistributed earnings of bank subsidiary
4,245
8,708
Income tax expense
110
26
Earnings before equity in undistributed earnings
of bank subsidiary
4,135
8,682
Equity in undistributed earnings of bank subsidiary
3,319
1,059
Net earnings $
7,454
9,741

CONDENSED STATEMENTS

OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2020 2019
Cash flows from operating activities:
Net earnings
$
7,454
9,741
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net (increase) decrease in other assets
(6)
7
Net decrease in other liabilities
(561)
(215)
Equity in undistributed earnings of bank subsidiary
(3,319)
(1,059)
Net cash provided by operating activities
3,568
8,474
Cash flows from financing activities:
Dividends paid
(3,638)
(3,575)
Stock repurchases
—
(2,721)
Net cash used in financing activities
(3,638)
(6,296)
Net change in cash and cash equivalents
(70)
2,178
Cash and cash equivalents at beginning of period 4,119
1,941
Cash and cash equivalents at end of period $
4,049
4,119

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

Exchange Act. Based on that evaluation, and the results of
the audit process described below,

the Chief Executive Officer and Chief Financial Officer

concluded that the Company’s
disclosure controls and procedures were effective to

ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed

,

summarized and reported within the time periods specified in the
SEC’s rules and regulations, and

that such information is accumulated and communicated to

the Company’s management,
including the Chief Executive Officer and the Chief Financial

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

2020 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) i

n

Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December

31, 2020.

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
www.auburnbank.com , and then clicking on “Investor
Relations”, and then clicking on “Governance Documents”.

In addition, this information is available in print to any
shareholder who requests it. Written requests

for a copy of the Company’s Code

of Conduct and Ethics or the Audit
Committee, Compensation Committee, or Nominating and

Corporate Governance Committee Charters may be sent to
Auburn National Bancorporation, Inc., 132 N. Gay Street, Auburn,

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31,

2020 and 2019

Consolidated Statements of Earnings for the years ended December

31, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended

December 31, 2020 and

2019
Notes to the Consolidated Financial Statements

(b)
Exhibits

3.1.
Certificate of Incorporation of Auburn National Bancorporation, Inc. (incorporated by reference from
Registrant's Form 10-Q dated June 30, 2002 (File No. 000-26486)).

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused
this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of
Alabama, on March 9, 2021.

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
March 9, 2021

/S/ DAVID

A. HEDGES
David A. Hedges

EVP,

Chief Financial Officer
(Principal Financial Officer)
March 9, 2021

/S/ C. WAYNE

ALDERMAN
C. Wayne Alderman

Director March 9, 2021

/S/ TERRY W.

ANDRUS
Terry W.

Andrus

Director March 9, 2021

/S/ J. TUTT BARRETT
J. Tutt Barrett

Director March 9, 2021

/S/ LAURA J. COOPER
Laura Cooper

Director March 9, 2021

/S/ WILLIAM F. HAM,

JR.
William F.

Ham, Jr.

Director March 9, 2021

/S/ DAVID

E. HOUSEL
David E. Housel

Director March 9, 2021

/S/ ANNE M. MAY
Anne M. May

Director March 9, 2021

/S/ EDWARD

LEE SPENCER, III
Edward Lee Spencer, III

Director March 9, 2021