Form 10-Q
period 2021-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2021-04-30
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2021

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
Auburn
,
Alabama

36830

(
334
)
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

Class Outstanding at April 29, 2021
Common Stock, $0.01 par value per share
3,566,326

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement

Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020
3

Consolidated Statements of Earnings (Unaudited) for the quarter s ended March 31, 2021 and 2020
4

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters ended March 31, 2021 and 2020
5

Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2021 and 2020
6

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2021 and 2020
7

Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
27

Table 1 – Explanation of Non-GAAP Financial Measures
47

Table 2 – Selected Quarterly Financial Data
48

Table 3 – Average Balances and Net Interest Income Analysis for the quarters March 31, 2021 and
2020
49

Table 4 – Loan Portfolio Composition
50

Table 5 – Allowance for Loan Losses and Nonperforming Assets
51

Table 6 – Allocation of Allowance for Loan Losses
52

Table 7 – CDs and Other Time Deposits of $100,000 or more
53
Item 3
Quantitative and Qualitative Disclosures About Market Risk
54
Item 4
Controls and Procedures
54
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
54
Item 1A
Risk Factors
54
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
55
Item 3
Defaults Upon Senior Securities
55
Item 4
Mine Safety Disclosures
55
Item 5
Other Information
55
Item 6
Exhibits
56

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,
(Dollars in thousands, except share data) 2021 2020
Assets:
Cash and due from banks $
15,429
$
14,868
Federal funds sold
35,987
28,557
Interest-bearing bank deposits
70,151
69,150
Cash and cash equivalents
121,567
112,575
Securities available-for-sale

359,630
335,177
Loans held for sale
1,279
3,418
Loans, net of unearned income
461,879
461,700
Allowance for loan losses
(5,682)
(5,618)
Loans, net
456,197
456,082
Premises and equipment, net
27,651
22,193
Bank-owned life insurance
19,336
19,232
Other assets
7,603
7,920
Total assets $
993,263
$
956,597
Liabilities:
Deposits:
Noninterest-bearing

$
265,869
$
245,398
Interest-bearing
614,721
594,394
Total deposits
880,590
839,792
Federal funds purchased and securities sold under agreements to repurchase
3,338
2,392
Accrued expenses and other liabilities
5,696
6,723
Total liabilities
889,624
848,907
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,791
3,789
Retained earnings
106,696
105,617
Accumulated other comprehensive income, net
2,467
7,599
Less treasury stock, at cost -
390,809

shares and
390,859

at March 31, 2021
and December 31, 2020, respectively
(9,354)
(9,354)
Total stockholders’ equity
103,639
107,690
Total liabilities and

stockholders’ equity
$
993,263
$
956,597
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2021 2020
Interest income:
Loans, including fees $
5,178
$
5,412
Securities
Taxable
949
1,111
Tax-exempt
452
453
Federal funds sold and interest bearing bank deposits
28
279
Total interest income
6,607
7,255
Interest expense:
Deposits
666
1,041
Short-term borrowings
4
2
Total interest expense
670
1,043
Net interest income
5,937
6,212
Provision for loan losses
—
400
Net interest income after provision for

loan losses
5,937
5,812
Noninterest income:
Service charges on deposit accounts
132
172
Mortgage lending
549
230
Bank-owned life insurance
103
398
Other
398
429
Securities gains, net
—
6
Total noninterest income
1,182
1,235
Noninterest expense:
Salaries and benefits
2,851
2,831
Net occupancy and equipment
438
597
Professional fees
256
258
Other
1,145
1,170
Total noninterest expense
4,690
4,856
Earnings before income taxes
2,429
2,191
Income tax expense
423
390
Net earnings $
2,006
$
1,801
Net earnings per share:
Basic and diluted $ 0.56 $ 0.50
Weighted average shares

outstanding:
Basic and diluted
3,566,299
3,566,146
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2021 2020
Net earnings $
2,006
$
1,801
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities
(5,132)
4,349
Reclassification adjustment for net gain on securities

recognized in net earnings
—

(5)
Other comprehensive (loss) income
(5,132)
4,344
Comprehensive (loss) income $
(3,126)
$
6,145
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data)
Outstanding Stock capital earnings income stock Total
Quarter ended March 31, 2021
Balance, December 31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$ 107,690
Net earnings —
—
—
2,006
—
—
2,006
Other comprehensive loss —
—
—
—
(5,132)
—
(5,132)
Cash dividends paid ($
.26

per share)
—
—
—
(927)
—
—
(927)
Sale of treasury stock
50
—
2
—
—
—
2
Balance, March 31, 2021
3,566,326
$
39
$
3,791
$
106,696
$
2,467
$
(9,354)
$
103,639
Quarter ended March 31, 2020
Balance, December 31, 2019
3,566,146
$
39
$
3,784
$
101,801
$
2,059
$
(9,355)
$
98,328
Net earnings —
—
—
1,801
—
—
1,801
Other comprehensive income —
—
—
—
4,344
—
4,344
Cash dividends paid ($
.255

per share)
—
—
—
(910)
—
—
(910)
Balance, March 31, 2020
3,566,146
$
39
$
3,784
$
102,692
$
6,403
$
(9,355)
$
103,563
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2021 2020
Cash flows from operating activities:
Net earnings $
2,006
$
1,801
Adjustments to reconcile net earnings to net cash provided

by
operating activities:
Provision for loan losses
—
400
Depreciation and amortization
297
458
Premium amortization and discount accretion, net
959
446
Net gain on securities available-for-sale
—
(6)
Net gain on sale of loans held for sale
(537)
(163)
Loans originated for sale
(17,503)
(9,844)
Proceeds from sale of loans
20,036
10,596
Increase in cash surrender value of bank-owned life insurance
(104)
(117)
Income recognized from death benefit on bank-owned life insurance
—
(282)
Net decrease (increase) in other assets
15
(444)
Net increase (decrease) in accrued expenses and other liabilities
695
(1,035)
Net cash provided by operating activities
5,864
1,810
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available

-for-sale
24,145
9,575
Purchase of securities available-for-sale
(56,409)
(48,747)
(Increase) decrease in loans, net
(115)
17,015
Net purchases of premises and equipment
(5,577)
(104)
Proceeds from bank-owned life insurance death benefit
—
694
Decrease (increase) in FHLB stock
267
(9)
Net cash used in investing activities
(37,689)
(21,576)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits
20,471
9,551
Net increase in interest-bearing deposits
20,327
13,082
Net increase in federal funds purchased and securities sold

under agreements to repurchase
946
306
Dividends paid
(927)
(910)
Net cash provided by financing activities
40,817
22,029
Net change in cash and cash equivalents
8,992
2,263
Cash and cash equivalents at beginning of period
112,575
92,443
Cash and cash equivalents at end of period $
121,567
$
94,706
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
687
$
1,089
Income taxes
671
—
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure
—
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

For further
information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2020.

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

Update (“ASU”

or “updates”) 2014-09,

Revenue
from Contracts with Customers , codified at

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

Subsequent Events

The Company has evaluated the effects of events

and transactions through the date of this filing that have

occurred
subsequent to March 31, 2021. The Company does not believe

there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in
this report.

Accounting Developments

In the first quarter of 2021, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2021 and 2020, respectively.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for,

or convertible into, shares of the Company’s

common stock.

At
March 31, 2021 and 2020, respectively,

the Company had no such securities or rights issued

or outstanding, and therefore,
no dilutive effect to consider for the diluted net earnings

per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2021 2020
Basic and diluted:
Net earnings $
2,006
$
1,801
Weighted average common

shares outstanding
3,566,299
3,566,146
Net earnings per share $
0.56
$
0.50

NOTE 3: SECURITIES

At March 31, 2021 and December 31, 2020, respectively,

all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2021 and

December 31, 2020, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2021
Agency obligations (a) $
10,115
26,208
57,435
11,424
105,182
1,734
1,782
$
105,230
Agency MBS (a)
—
1,021
27,745
153,740
182,506
2,405
1,970
182,071
State and political subdivisions
381
632
10,442
60,487
71,942
3,354
448
69,036
Total available-for-sale $
10,496
27,861
95,622
225,651
359,630
7,493
4,200
$
356,337

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

Securities with aggregate fair values of $
178.1

million and $
166.9

million at March 31, 2021 and December 31, 2020,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan
Bank (“FHLB”) advances, and for other purposes required

or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were

$
1.2

million and $
1.4

million at March 31, 2021 and
December 31, 2020, respectively.

Non-marketable equity investments include FHLB of Atlanta Stock,

Federal Reserve
Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at March

31, 2021 and December 31, 2020, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2021:
Agency obligations

$
50,357
1,782
—
—
$
50,357
1,782
Agency MBS
91,931
1,970
—
—
91,931
1,970
State and political subdivisions
10,750
448
—
—
10,750
448
Total

$
153,038
4,200
—
—
$
153,038
4,200

December 31, 2020:
Agency obligations

$
15,416
98
—
—
$
15,416
98
Agency MBS
41,488
133
—
—
41,488
133
State and political subdivisions
2,945
11
—
—
2,945
11
Total

$
59,849
242
—
—
$
59,849
242

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

Other-Than-Temporarily

Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At March 31,
2021 and December 31, 2020, the Company had no credit-impaired debt securities and there were no additions or
reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2021 and
2020, respectively.

Realized Gains and Losses
The following table presents the gross realized gains and losses on sales of securities.
Quarter ended March 31,
(Dollars in thousands) 2021 2020
Gross realized gains $
—
$
6
Gross realized losses
—
—
Realized gains, net $
—
$
6

NOTE 4: LOANS AND ALLOWANCE

FOR LOAN LOSSES

March 31, December 31,
(Dollars in thousands) 2021 2020
Commercial and industrial $
88,687
$
82,585
Construction and land development
30,332
33,514
Commercial real estate:
Owner occupied
52,257
54,033
Hotel/motel
48,268
42,900
Multi-family
37,936
40,203
Other
116,270
118,000
Total commercial real estate
254,731
255,136
Residential real estate:
Consumer mortgage
33,651
35,027
Investment property
49,197
49,127
Total residential real estate
82,848
84,154
Consumer installment
6,524
7,099
Total loans
463,122
462,488
Less: unearned income
(1,243)
(788)
Loans, net of unearned income $
461,879
$
461,700

Loans secured by real estate were approximately 79.4%

of the Company’s total loan portfolio

at March 31, 2021.

At March
31, 2021, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

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

As of March 31, 2021, the Company has
373

PPP loans with an aggregate outstanding principal balance of $
28.7

million
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

Commercial real estate

(“CRE”) —
includes loans disaggregated into four classes: (1) owner occupied,

(2) hotel/motel,

(3) multifamily and (4)

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

,

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

if applicable, property value.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March
31, 2021 and December 31, 2020.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2021:
Commercial and industrial $
88,645
42
—
88,687
—
$
88,687
Construction and land development
30,322
10
—
30,332
—
30,332
Commercial real estate:
Owner occupied
52,257
—
—
52,257
—
52,257
Hotel/motel
48,268
—
—
48,268
—
48,268
Multi-family
37,936
—
—
37,936
—
37,936
Other
115,884
180
—
116,064
206
116,270
Total commercial real estate
254,345
180
—
254,525
206
254,731
Residential real estate:
Consumer mortgage
32,783
394
—
33,177
474
33,651
Investment property
49,089
5
—
49,094
103
49,197
Total residential real estate
81,872
399
—
82,271
577
82,848
Consumer installment
6,488
36
—
6,524
—
6,524
Total $
461,672
667
—
462,339
783
$
463,122

December 31, 2020:
Commercial and industrial $
82,355
230
—
82,585
—
$
82,585
Construction and land development
33,453
61
—
33,514
—
33,514
Commercial real estate:
Owner occupied
54,033
—
—
54,033
—
54,033
Hotel/motel
42,900
—
—
42,900
—
42,900
Multi-family
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

As part of the Company’s quarterly assessment

of the allowance, management divides the loan portfol

io into five segments:
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
groups.

At March 31, 2021 and December 31, 2020, and for the periods then ended,

the Company adjusted its historical
loss rates for the commercial real estate portfolio segment based,

in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s

estimate of
probable losses for several “qualitative and environmental” factors.

The allocation for qualitative and environmental factors
is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated
probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based
upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic
conditions, changes in lending personnel experience, changes in lending policies or procedures, and other factors. T

hese
qualitative and environmental factors are considered for each of the five loan segments and the allowance allocation, as
determined by the processes noted above, is increased or

decreased based on the incremental assessment of these factors.

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

For the
quarter ended March 31, 2021, the Company increased its look

-back period to 48 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

The Company will likely continue to increase its look-
back period to incorporate the effects of at least one

economic downturn in its loss history.

During 2020,

the Company
adjusted certain qualitative and economic factors related to changes i

n

economic conditions driven by the impact of the
novel strain of coronavirus (“COVID-19 pandemic”) and resulting adverse economic conditions, including higher
unemployment in our primary market area.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

March 31, 2021
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
—
—
(5)
(5)
Recoveries
2
—
50
13
4
69
Net recoveries
2
—
50
13
(1)
64
Provision for loan losses
19
(43)
40
(6)
(10)
—
Ending balance $
828
551
3,259
951
93
$
5,682

March 31, 2020
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
577
569
2,289
813
138
$
4,386
Charge-offs
—
—
—
—
(5)
(5)
Recoveries
53
—
—
31
2
86
Net (charge-offs) recoveries
53
—
—
31
(3)
81
Provision for loan losses
45
13
307
33
2
400
Ending balance $
675
582
2,596
877
137
$
4,867

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of March 31, 2021

and 2020.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars in thousands) losses in loans losses in loans losses in loans
March 31, 2021:
Commercial and industrial (3) $
828
88,687
—
—
828
88,687
Construction and land development
551
30,332
—
—
551
30,332
Commercial real estate
3,259
254,525
—
206
3,259
254,731
Residential real estate
951
82,745
—
103
951
82,848
Consumer installment
93
6,524
—
—
93
6,524
Total $
5,682
462,813
—
309
5,682
463,122

March 31, 2020:
Commercial and industrial $
675
56,447
—
—
675
56,447
Construction and land development
582
32,302
—
—
582
32,302
Commercial real estate
2,596
256,099
—
—
2,596
256,099
Residential real estate
877
91,010
—
—
877
91,010
Consumer installment
137
8,424
—
—
137
8,424
Total $
4,867
444,282
—
—
4,867
444,282
(1)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20,
Loss Contingencies
, and

pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)
Represents loans individually evaluated for impairment in accordance with ASC 310-30,
Receivables
, and

pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)
Includes $28.7 million of PPP loans for which no loan loss reserve was allocated due to 100% SBA guarantee.

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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
March 31, 2021:

Commercial and industrial $
86,376
2,012
299
—
$
88,687
Construction and land development
30,085
—
247
—
30,332
Commercial real estate:
Owner occupied
50,091
2,029
137
—
52,257
Hotel/motel
40,452
7,816
—
—
48,268
Multi-family
34,406
3,530
—
—
37,936
Other
114,809
1,219
36
206
116,270
Total commercial real estate
239,758
14,594
173
206
254,731
Residential real estate:
Consumer mortgage
31,108
320
1,749
474
33,651
Investment property
48,465
286
343
103
49,197
Total residential real estate
79,573
606
2,092
577
82,848
Consumer installment
6,509
6
9
—
6,524
Total $
442,301
17,218
2,820
783
$
463,122

December 31, 2020:
Commercial and industrial $
79,984
2,383
218
—
$
82,585
Construction and land development
33,260
—
254
—
33,514
Commercial real estate:
Owner occupied
51,265
2,627
141
—
54,033
Hotel/motel
35,084
7,816
—
—
42,900
Multi-family
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

The following tables set forth certain information regarding the

Company’s impaired loans

that were individually evaluated
for impairment at March 31, 2021 and December 31, 2020.
March 31, 2021
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial real estate:
Other $
214
(8)
206
$
—
Total commercial real estate
214
(8)
206
—
Residential real estate:
Investment property
106
(3)
103
—
Total residential real estate
106
(3)
103
—
Total

impaired loans
$
320
(11)
309
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

December 31, 2020
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

Quarter ended March 31, 2021 Quarter ended March 31, 2020
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
208
—
—
$
—
Total commercial real estate
208
—
—
—
Residential real estate:
Investment property
104
—
—
—
Total residential real estate
104
—
—
—
Total

$
312
—
—
$
—

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

March 31, 2021 and December 31, 2020,
respectively.

TDRs
Related
(Dollars in thousands) Accruing Nonaccrual Total Allowance
March 31, 2021
Commercial real estate:
Other $
—
206206
$
—
Total commercial real estate
—
206206
—
Residential real estate:
Investment property
—
103103
—
Total residential real estate
—
103103
—
Total

$
—
309309
$
—

TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2020
Commercial real estate:
Other $
—
212212
$
—
Total commercial real estate
—
212212
—
Investment property
—
107107
—
Total residential real estate
—
107107
—
Total

$
—
319319
$
—

At March 31, 2021 there were no significant outstanding commitments to advance additional funds

to customers whose
loans had been restructured.

There were no loans modified in a TDR during the quarters

ended March 31, 2021 and 2020.

During the quarters

ended March 31, 2021 and 2020, respectively,

there were no loans modified in a TDR within the
previous 12 months for which there was a payment default (defined as 90 days or more past due).

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

The Company has recorded MSRs related to loans sold to

Fannie Mae.

The Company generally sells conforming, fixed-
rate, closed-end, residential mortgages to Fannie Mae.

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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2021 and 2020

are
presented below.

Quarter ended March 31,
(Dollars in thousands) 2021 2020
MSRs, net:
Beginning balance
$
1,330
$
1,299
Additions, net
142
49
Amortization expense
(150)
(99)
Ending balance
$
1,322
$
1,249
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,489
$
2,111
End of period
1,774
1,917

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

For the quarter ended March 31, 2021, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial assets and

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March
31, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance

sheets by ASC 820
valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2021:
Securities available-for-sale:
Agency obligations

$
105,182
—
105,182
—
Agency RMBS
182,506
—
182,506
—
State and political subdivisions
71,942
—
71,942
—
Total securities available

-for-sale
359,630
—
359,630
—
Total

assets at fair value
$
359,630
—
359,630
—
December 31, 2020:
Securities available-for-sale:
Agency obligations

$
97,448
—
97,448
—
Agency RMBS
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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
March 31, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2021:
Loans held for sale $
1,279
—
1,279
—
Loans, net
(1)
309
—
—
309
Other assets
(2)
1,322
—
—
1,322
Total assets at fair value $
2,910
—
1,279
1,631
December 31, 2020:
Loans held for sale $
3,418
—
3,418
—
Loans, net
(1)
319
—
—
319
Other assets
(2)
1,330
—
—
1,330
Total assets at fair value $
5,067
—
3,418
1,649
(1)
Loans considered impaired under ASC 310-10-35 Receivables.

This amount reflects the recorded investment in impaired loans,

net
of any related allowance for loan losses
(2)
Represents MSRs, net which are carried at lower of

cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair

Value Measurements

At March 31, 2021,

the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets
measured at fair value on a non-recurring basis at March 31,

2021, the significant unobservable inputs used in the fair value measurements are presented below
.
Weighted

Carrying

Significant

Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Range of Input
March 31, 2021:
Impaired loans $
309
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,322
Discounted cash flow Prepayment Speed or CPR
12.2
-
16.4
16.0

Discount rate
10.0
-
12.0
10.0
December 31, 2020:
Impaired loans $
319
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,330
Discounted cash flow Prepayment Speed or CPR
18.2
-
36.4
20.7

Discount rate
10.0
-
12.0
10.0

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
instruments at March 31, 2021 and December 31, 2020

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
March 31, 2021:
Financial Assets:
Loans, net (1) $
456,197
$
452,585
$
—
$
—
$
452,585
Loans held for sale
1,279
1,318
—
1,318
—
Financial Liabilities:
Time Deposits $
159,162
$
160,606
$
—
$
160,606
$
—
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

Bank.

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters ended March 31, 2021 and 2020,

as well as the information contained in our Annual Report on Form
10-K for the year ended December 31, 2020.

Special Notice Regarding Forward-Looking Statements

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

●

the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including seasonality, natural

disasters or climate change, such as rising sea and water levels,

hurricanes and
tornados, coronavirus or other epidemics or pandemics;

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

December 31, 2020 and subsequent quarterly and
current reports. See Part II, Item 1A. “RISK FACT

ORS”.

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

Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2021 2020
Net interest income (a) $ 6,057 $ 6,332
Less: tax-equivalent adjustment 120 120
Net interest income (GAAP) 5,937 6,212
Noninterest income

1,182 1,235
Total revenue

7,119 7,447
Provision for loan losses
—

400
Noninterest expense 4,690 4,856
Income tax expense

423 390
Net earnings $ 2,006 $ 1,801
Basic and diluted earnings per share $ 0.56 $ 0.50
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial Measures."

Financial Summary

The Company’s net earnings were $2.0

million for the first quarter of 2021, compared to $1.8 million for the first quarter of
2020.

Basic and diluted earnings per share were $0.56 per share for the first quarter of 2021, compared to $0.50

per share
for the first quarter of 2020.

Net interest income (tax-equivalent) was $6.1 million for the first quarter of 2021, a 4% decrease compared to $6.3

million
for the first quarter of 2020.

This decrease was primarily due to net interest margin compression resulting from the Federal
Reserve’s interest rate reductions

in response to COVID-19.

Net interest margin (tax-equivalent) decreased

to 2.66% in the
first quarter of 2021, compared to 3.23% for the first quarter of

2020,

primarily due to the lower interest rate environment
and changes in our asset mix from the significant increase in customer deposits.

At March 31, 2021, the Company’s

allowance for loan losses was $5.7 million, or 1.23%

of total loans, compared to $5.6
million, or 1.22%

of total loans, at December 31, 2020, and $4.9

million, or 1.10%

of total loans, at March 31, 2020.

Excluding PPP loans, which are guaranteed by the SBA, the Company’s allowance for loan losses was 1.31%

of total loans
at March 31, 2021.

The Company had no provision for loan losses during the first quarter of 2021,

compared to a provision
for loan losses of $0.4 million during the first quarter of 2020.

The provision for loan losses during the first quarter of 2020 was related to changes in economic conditions and portfolio

trends driven by COVID-19 and resulting adverse economic
conditions, including higher unemployment in our primary market area.

The provision for loan losses is based upon
various estimates and judgements, including the absolute level of loans,

loan growth, credit

quality and the amount of net
charge-offs.

Noninterest income was $1.2 million for the first quarter of 2021 and 2020,

respectively.

For the first quarter of 2021,
noninterest income included an increase in mortgage lending income of $0.3 million.

The increase was primarily due to an
increase in mortgage lending income as lower interest rates for mortgage loans positively affected refinance activity and
pricing margins improved.

For the first quarter of 2020, noninterest income included $0.3 million in non-taxable death
benefits from bank-owned life insurance.

Noninterest expense was $4.7 million for the first quarter of 2021 compared to $4.9 million for the first quarter of 2020.

The decrease was primarily due to a reduction of $0.

2

million in various expenses related to the redevelopment of the
Company’s headquarters in downtown

Auburn.

Income tax expense was $0.4 million for the first quarter of 2021 and 2020,

respectively, reflecting

an effective tax rate of
17.41% and 17.80%, respectively.

The Company paid cash dividends of $0.26 per share in the first quarter of 2021, an increase of 2% from the same period of
2020.

At March 31, 2021, the Bank’s regulatory

capital ratios were well above the minimum amounts required

to be “well
capitalized” under current regulatory standards with a total risk-based capital ratio of 18.25%, a tier 1 leverage ratio

of
9.99%

and a common equity tier 1 (“CET1”) ratio of 17.21%

at March 31, 2021.

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

• Our 2021 Annual Shareholders’ Meeting will, again, be

a virtual meeting.

Shareholders that wish to participate
may access web portals and live streams of the Annual Shareholders’

Meeting.

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
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%

We collected

approximately $1.5 million in fees related to our PPP loans during 2020,

which will be recognized net of
related costs, as a yield adjustment over the life of the underlying

PPP loans.

On December 27,

2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits,

and Venues

Act (the “Economic Aid
Act”) was signed into law.

The Economic Aid Act provides a second $900

billion stimulus package, including $325 billion
in additional PPP loans.

A summary of PPP loans extended under the Economic Aid Act

follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 12 6 6,494 35
Up to $350,000 192 94 12,217 65
Total 204 100% $ 18,711 100%

As of March 31, 2021, we collected approximately $0.9 million in fees related to PPP loans under the Economic Aid Act,
which will be recognized net of related costs, as a yield adjustment over the life of the underlying PPP loans.

The PPP,

as
amended and extended, is scheduled to stop accepting applications by May 31, 2021.

We continue to closely

monitor this pandemic, and are working to continue our services during the pandemic and to address
developments as those occur.

Our results of operations for the quarter ended March 31, 2021

,

and our financial condition at
that date reflect only the initial effects of the pandemic,

and may not be indicative of future results or financial conditions, including possible additional monetary or fiscal stimulus, and the possible effects of the expiration or extension of
temporary accounting and bank regulatory relief measures in response to the COVID-19 pandemic.

As of March 31, 2021,

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

Determining
the amount of the allowance for loan losses is considered

a critical accounting estimate because the level of the allowance is
based upon management’s evaluati

on of the loan portfolio, past loan loss experience, current asset quality trends, known
and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay (including

the timing of
future payment), the estimated value of any underlying collateral,

composition of the loan portfolio, economic conditions,
industry and peer bank loan loss rates, and other pertinent factors,

including regulatory recommendations. This evaluation
is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to
be received on impaired loans that may be susceptible to significant change. Loans are charged off, in whole or

in part,
when management believes that the full collectability of the loan is unlikely. A loan may be

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
groups.

At March 31, 2021 and December 31, 2020, and for the periods then ended, the Company adjusted its historical
loss rates for the commercial real estate portfolio segment based,

in part, on loss rates of peer bank groups.

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

For the
quarter ended March 31, 2021, the Company increased its look

-back period to 48 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

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

If the Company has the intent to sell a debt security or if it is more likely than not that it will
be required to sell the debt security before

recovery, the other-than

-temporary write-down is equal to the entire difference
between the debt security’s amortized

cost and its fair value.

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

At March 31, 2021 and December 31, 2020 the Company had no OREO

properties.

Deferred Tax

Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences

become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and
tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2021.

The amount of
the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are reduced.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Quarter ended March 31,

2021 2020
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 466,368 4.50% $ 452,155 4.81%
Securities - taxable 289,981 1.33% 196,422 2.27%
Securities - tax-exempt

63,050 3.68% 60,895 3.78%
Total securities

353,031 1.75% 257,317 2.63%
Federal funds sold 32,809 0.15% 29,758 1.26%
Interest bearing bank deposits 70,350 0.09% 49,378 1.52%
Total interest-earning assets 922,558 2.96% 788,608 3.76%
Deposits:

NOW 172,055 0.16% 149,344 0.51%
Savings and money market 281,844 0.25% 220,909 0.46%
Time Deposits 159,466 1.09% 167,447 1.44%
Total interest-bearing deposits 613,365 0.44% 537,700 0.78%
Short-term borrowings 3,161 0.50% 1,361 0.50%
Total interest-bearing liabilities 616,526 0.44% 539,061 0.78%
Net interest income and margin (tax-equivalent) $ 6,057 2.66% $ 6,332 3.23%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $6.1 million for the first quarter of 2021 compared to $6.3 million for the first quarter of 2020.

This decrease was due to a decline in the Company’s

net interest margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 80 basis points to 2.96% in the first quarter of 2021
compared to 3.76%

in the first quarter of 2020.

This decrease was primarily due to the lower rate environment,

including a
150 basis point reduction in the federal funds rate that occurred in March 2020 and changes in our asset mix due to the
significant increase in customer deposits.

The cost of total interest-bearing liabilities decreased 34

basis points in the first quarter of 2021 from the first quarter of
2020 to 0.44%.

The net decrease in our funding costs was primarily due to lower prevailing market interest rates.

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

There was no provision for loan losses for the first quarter of 2021, compared to $0.4 million in
provision for loan losses for the first quarter of 2020.

The provision for loan losses during the first quarter of 2020 was
related to changes in economic conditions and portfolio trends driven by the impact of COVID-19 and resulting adverse
economic conditions,

including higher unemployment in our primary market area.

The provision for loan losses is based
upon various factors, including the absolute level of loans, loan growth, the credit quality,

and the amount of net charge-
offs or recoveries.

Based upon its assessment of the loan portfolio, management

adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s

allowance
for loan losses as a percentage of total loans was 1.23%

at March 31, 2021, compared to 1.22% at December 31,

2020.

At
March 31, 2021,

the Company’s allowance for loan losses was

1.31%

of total loans, excluding PPP loans, which are
guaranteed by the SBA.

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

Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2021 2020
Service charges on deposit accounts $ 132 $ 172
Mortgage lending income 549 230
Bank-owned life insurance 103 398
Securities gains, net
—

6
Other 398 429
Total noninterest income $ 1,182 $ 1,235

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

Quarter ended March 31,
(Dollars in thousands) 2021 2020
Origination income, net $ 537 $ 163
Servicing fees, net 12 67
Total mortgage lending income $ 549 $ 230

The increase in mortgage lending income was primarily due to an increase in mortgage refinance activity.

The Company’s
income from mortgage lending typically fluctuates as mortgage interest rates change and is primarily attributable to the
origination and sale of new mortgage loans.

The increase in mortgage lending income was partially offset by a decrease in
servicing fees, net of related amortization expense as prepayment speeds increased in the first quarter of 2021, resulting in
increased amortization expense.

Income from bank-owned life insurance decreased primarily due to

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

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2021 2020
Salaries and benefits $ 2,851 $ 2,831
Net occupancy and equipment 438 597
Professional fees 256 258
Other 1,145 1,170
Total noninterest expense $ 4,690 $ 4,856

The decrease in net occupancy and equipment expense was primarily due to a reduction of $0.2 million in various expenses
related to the redevelopment of the Company’s

headquarters in downtown Auburn.

Income Tax

Expense

Income tax expense was $0.4 million for the first quarter of 2021 and 2020,

respectively, reflecting an effective

tax rate of
17.41% and 17.80%, respectively.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $3

59.6 million at March 31, 2021 compared to $335.2 million at December 31,

2020.

This increase reflects an increase in the amortized cost basis of securities available-for-sale of $31.3 million, and

a decrease
of $6.9 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in
long-term interest rates.

The average annualized tax-equivalent yields earned on total securities were 1.75%

in 2021 and
2.63%

in 2020.

Loans
2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 88,687 82,585 98,244 87,754 56,447
Construction and land development 30,332 33,514 31,651 32,967 32,302
Commercial real estate 254,731 255,136 250,992 250,588 256,099
Residential real estate 82,848 84,154 85,054 85,825 91,010
Consumer installment 6,524 7,099 7,731 8,631 8,424
Total loans 463,122 462,488 473,672 465,765 444,282
Less:

unearned income
(1,243) (788) (1,219) (1,491) (414)
Loans, net of unearned income $ 461,879 461,700 472,453 464,274 443,868

Total loans, net of unearned

income, were $461.9 million at March 31, 2021,

an increase of $0.2 million from $461.7
million at December 31, 2020.

Excluding PPP loans, total loans net of unearned income, were

$433.2 million, a decrease
of $9.5 million, or 2% from $442.7 million at December 31, 2020

.

This decrease was primarily due to a decrease in
commercial and industrial loans, excluding PPP loans, commercial and land development loans and residential real estate
loans of $3.6 million, $3.2 million and $1.3 million, respectively,

as lower rates increased refinance activity and payoffs

.

Four loan categories represented the majority of the loan portfolio at March 31, 2021: commercial real estate (55%),
residential real estate (18%), commercial and industrial (19%) and construction and land development (7%).

Approximately 20% of the Company’s

commercial real estate loans were classified as owner

-occupied at March 31, 2021.

Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $8.2 million,
or 2% of total loans, at March 31, 2021, compared to $8.7

million, or 2% of total loans, at December 31, 2020.

For
residential real estate mortgage loans with a consumer purpose,

the Company had no loans that required interest-only
payments at March 31, 2021 and December 31, 2020.

The Company’s residential real

estate mortgage portfolio does not
include any option ARM loans, subprime loans, or any mater

ial amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.50

%

in the first quarter of 2021 and 4.81% in the first
quarter of 2020.

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

The Company attempts to reduce these economic and credit

risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’

financial position. Also, we have
established and periodically review,

lending policies and procedures. Banking regulations limit a bank’s credit exposure

by
prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $20.6 million.

Furthermore, we have an internal limit for aggregate credit

exposure (loans outstanding plus
unfunded commitments) to a single borrower of $18.5

million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At March 31, 2021, the Bank had no
relationships exceeding these limits.

We periodically

analyze our commercial

and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries.

We use classification

systems broadly accepted by the
financial services industry in order to categorize our

commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s

total risk-based capital at March 31, 2021 (and related

balances at December
31, 2020).

March 31, December 31,
(Dollars in thousands) 2021 2020
Hotel/motel $ 48,268 $ 42,900
Lessors of 1-4 family residential properties 49,196 49,127
Multi-family residential properties 37,936 40,203
Shopping centers 29,562 30,000

Supplemental COVID-19 Industry Exposure

We have identified

certain commercial sectors with enhanced risk resulting from the impact of COVID-19.

Loans within
these sectors represent 86% of the Company’s

total COVID-19 related modifications at March 31, 2021

and December 31,
2020.

The table below

summarizes the loans outstanding for these sectors at March

31, 2021 and December 31, 2020.

Portfolio Segment
Commercial and

Construction and
Commercial

(Dollars in

thousands)
industrial land development real estate Total % of Total Loans
March 31, 2021:
Hotel/motel $ 741 5,604 48,268 $ 54,613 12%
Shopping centers — — 29,562 29,562 6
Retail, excluding shopping centers 401 — 17,544 17,945 4
Restaurants 1,317 — 12,158 13,475 3
Total $ 2,459 5,604 107,532 $ 115,595 25%
Portfolio Segment
Commercial and

Construction and
Commercial

(Dollars in

thousands)
industrial land development real estate Total % of Total Loans
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

As
of March 31, 2021 we have granted loan payment deferrals or

payments of interest-only primarily on commercial and
industrial and commercial real estate loans totaling $32.4

million, or 7% of total loans, compared to $32.3 million, or 7%

of
total loans at December 31, 2020.

The tables below provide information concerning the composition of these COVID-19 modifications as of March 31,

2021
and December 31, 2020.

COVID-19 Modifications Modification Types
(Dollars in thousands)
# of Loans
Modified Balance
% of Portfolio
Modified
Interest Only
Payment
P&I

Payments
Deferred
March 31, 2021:
Commercial and industrial 2 $ 741

—

% 100% — %
Commercial real estate 12 31,391

7

100 —
Residential real estate 3 314

—

— 100
Total 17 $ 32,446

7

% 99% 1%
December 31, 2020:
Commercial and industrial 2 $ 741

—

% 100% — %
Commercial real estate 12 31,399

7

100 —
Residential real estate 2 133

—

— 100
Total 16 $ 32,273

7

% 99% 1%
COVID-19 Modifications within High Exposure Commercial Real Estate Segments
(Dollars in thousands)
# of Loans
Modified
Balance of
Loans Modified
% of Total
Segment Loans
March 31, 2021:
Hotel/motel 10 $ 26,419 48%
Restaurants 1 1,442 11
December 31, 2020:
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

7

million at
March 31, 2021 compared to $5.6 million at December 31,

2020, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2021 and
the previous four quarters is presented below.

2021 2020
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 5,618 5,575 5,308 4,867 4,386
Charge-offs:
Commercial and industrial
— (4) — (3) —
Consumer installment
(5) (1) (4) (28) (5)
Total charge

-offs
(5) (5) (4) (31) (5)
Recoveries
69 48 21 22 86
Net recoveries (charge-offs)
64 43 17 (9) 81
Provision for loan losses
— — 250 450 400
Ending balance
$ 5,682 5,618 5,575 5,308 4,867
as a % of loans 1.23% 1.22 1.18 1.14 1.10
as a % of nonperforming loans 726% 1,052 1,015 783 4,196
Net (recoveries) charge-offs as % of average loans

(a)
(0.06) % (0.04) (0.01) 0.01 (0.07)
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
(including the timing of future payment), the estimated value of any underlying collateral, composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.23

%

at March 31, 2021, compared to 1.22% at December 31,
2020.

At March 31, 2021, the Company’s allowance

for loan losses was 1.31% of total loans, excluding PPP

loans. In the
future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our
quarterly allowance assessment, including the duration and magnitude of COVID-19 effects, in their entirety either improve
or weaken.

In addition, our regulators, as an integral part of their examination process,

will periodically review the
Company’s allowance for loan

losses, and may require the Company to make additional provisions to the allowance for
loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

The Company had $0.8

million and $0.5

million in nonperforming assets at March 31, 2021 and December

31, 2020,
respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2021 and the previous four quarters.

2021 2020
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 783 534 549 678 116
Other real estate owned — — — — 99
Total nonperforming assets $ 783 534 549 678 215
as a % of loans and other real estate owned 0.17% 0.12 0.12 0.15 0.05 as a % of total assets 0.08% 0.06 0.06 0.07 0.03
Nonperforming loans as a % of total loans 0.17% 0.12 0.12 0.15 0.03

The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2021

and the
previous four quarters.

2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 206 212 216 218 —
Residential real estate 577 322 332 459 112
Consumer installment — — 1 1 4
Total nonaccrual loans $ 783 534 549 678 116

The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.

At March 31, 2021, the
Company had $0.8

million in loans on nonaccrual status compared to $0.5 million at December 31,

2020.

The Company had no loans 90 days or more past due and still

accruing at March 31, 2021 compared to $0.1 million at
December 31, 2020.

The table below provides information concerning the composition of OREO for the first quarter of 2021 and the previous
four quarters.

2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Other real estate owned:
Residential $ — — — — 99
Total other real estate

owned
$ — — — — 99

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

Potential
problem loans, which are not included in nonperforming assets,

amounted to $2.8 million, or 0.6% of total loans at March
31, 2021, and $2.9 million, or 0.6%

of total loans at December 31, 2020.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2021
and the previous four quarters.

2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and industrial $ 299 218 230 211 246
Construction and land development 247 254 563 568 910
Commercial real estate 173 188 188 165 170
Residential real estate 2,092 2,229 2,486 2,645 2,913
Consumer installment 9 23 42 55 63
Total potential problem loans $ 2,820 2,912 3,509 3,644 4,302

At March 31, 2021 the Company had $0.2 million in potential

problem loans that were past due at least 30 days, but less
than 90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days,

but less than
90 days,

for the first quarter of 2021 and the previous four quarters

.

2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial $ 42 230 48 83 4
Construction and land development 10 61 — — 8
Commercial real estate 180 29 — 168 —
Residential real estate 399 1,509 106 620 922
Consumer installment 36 29 6 8 19
Total

$ 667 1,858 160 879 953

Deposits

Total deposits increased

$40.8 million, or 5% to $880.6 million at March 31,

2021, compared to $839.8 million at
December 31, 2020.

Noninterest-bearing deposits were $265.9 million, or 30

%

of total deposits, at March 31, 2021,
compared to $245.4 million, or 29%

of total deposits at December 31, 2020.

These increases reflect deposits from
customers who received PPP loans, the impact of government stimulus checks, delayed tax payments

and less customer
spending during the COVID-19 pandemic.

The average rate paid on total interest-bearing deposits was 0.44

%

in the first quarter of 2021 compared to 0.78% in the
first quarter of 2020.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal
funds purchased and agreements with certain customers to sell certain securities under agreements to repurchase with an
original maturity less than one year.

The Bank had available federal funds lines totaling $41.0

million with none
outstanding at March 31, 2021, and at December 31,

2020, respectively. Securities sold under

agreements to repurchase
totaled $3.3 million at March 31, 2021, compared to $2.4

million at December 31, 2020.

The average rate paid on short-term borrowings was 0.50% in the first quarter of 2021 and 2020.

The Company had no long-term debt at March 31, 2021

and December 31, 2020.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’

equity was $103.6 million and $107.7 million as of March 31,

2021 and
December 31, 2020, respectively.

The decrease from December 31, 2020 was primarily driven by an other comprehensive
loss due to the change in unrealized gains (losses) on securities available-for-sale, net of tax of $5.1 million and

cash
dividends paid of $0.9 million, partially offset by net

earnings of $2.0 million.

On January 1, 2015, the Company and Bank became subject

to the rules of the Basel III regulatory capital framework and related Dodd-Frank Wall

Street Reform and Consumer Protection Act changes.

The rules included the implementation of a
capital conservation buffer that is added

to the minimum requirements for capital adequacy purposes.

The capital
conservation buffer was subject to a three year phase

-in period that began on January 1, 2016 and was fully phased

-in on
January 1, 2019 at 2.5%.

A banking organization with a conservation buffer

of less than the required amount will be
subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to
executive officers.

At March 31, 2021, the Bank’s

ratio was sufficient to meet the fully phased-in conservation buffer.

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

The Bank’s
tier 1 leverage ratio was 9.99%, CET1 risk-based capital ratio was 17.21%, tier 1 risk-based capital ratio was 17.21%, and
total risk-based capital ratio was 18.25%

at March 31, 2021. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered

“well capitalized.”

The Bank’s capital conservation buffer

was
10.25%

at March 31, 2021.

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
●

+/- 10% for a gradual change of 200 basis points
●

+/- 5% for a gradual change of 100 basis points

At March 31, 2021, our earnings simulation model indicated

that we were in compliance with the policy guidelines noted
above.

Economic Value

of Equity
. EVE measures the extent that the estimated economic values of our assets, liabilities, and off-
balance sheet items will change as a result of interest rate changes.

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

●

45% for an instantaneous change of +/-

400 basis points
●

35% for an instantaneous change of +/-

300 basis points
●

25% for an instantaneous change of +/-

200 basis points
●

15% for an instantaneous change of +/-

100 basis points

At March 31, 2021, our EVE model indicated that we were in

compliance with the policy guidelines noted above.

Each of the above analyses may not, on its own, be an accurate indicator of how our net interest income will be affected

by
changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities
may not be affected uniformly by changes in interest rates.

In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have
similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates, and other
economic and market factors, including market perceptions. Interest rates on certain types of assets and liabilities fluctuate
in advance of changes in general market rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally
referred to as “interest rate caps and floors”) which limit changes in interest rates. Prepayment and early withdrawal levels
also could deviate significantly from those assumed in calculating the maturity of certain instruments. The ability of many
borrowers to service their debts also may decrease during periods of rising interest rates or economic stress, which may
differ across industries and economic sectors. ALCO reviews

each of the above interest rate sensitivity analyses along with several different interest rate scenarios in seeking satisfactory

,

consistent levels of profitability within the framework of the
Company’s established liquidity,

loan, investment, borrowing, and capital policies.

The Company may also use derivative financial instruments

to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company may

enter into interest rate swaps to facilitate customer
transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as
hedging instruments. At March 31, 2021 and December 31,

2020, the Company had no derivative contracts designated as
part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary uses of funds by the Company include dividends paid
to stockholders, Company stock repurchases,

and Company expenses.

Primary sources of funding for the Bank include customer deposits,

other borrowings, repayment and maturity of securities,
sales of securities, and the sale and repayment of loans. The

Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window.

In addition to these sources, the Bank may participate in the
FHLB’s advance program to obtain

funding for its growth. Advances include both fixed and

variable terms and may be
taken out with varying maturities. At March 31, 2021,

the Bank had a remaining available line of credit with the FHLB of
$286.9 million. At March 31, 2021, the Bank also had $41.0

million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including

loan commitments and reasonable borrower,

depositor, and
creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies

and Contractual Obligations

At March 31, 2021, the Bank had outstanding standby letters of credit of $1.4

million and unfunded loan commitments
outstanding of $72.1 million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed

to
fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of securities available-for-
sale, or draw on its available credit facilities.

Mortgage lending activities

We primarily sell residential

mortgage loans in the secondary market to Fannie Mae while

retaining the servicing of these
loans. The sale agreements for these residential mortgage loans with

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

As of March 31, 2021,

the unpaid principal balance of residential mortgage loans, which we have originated and sold, but
retained the servicing rights was $263.7 million.

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

The Company was not required to repurchase any loans during the first quarter of 2021 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase

or
make-whole requests at March 31, 2021.

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

As of March 31, 2021,

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

Section 4021 of the CARES Act allows borrowers under 1-4 family residential mortgage loans sold to Fannie Mae to
request forbearance to the servicer after affirming that

such borrower is experiencing financial hardships during the
COVID-19 emergency.

Such forbearance will be up to 180 days, subject to

up to a 180 day extension.

During forbearance,
no fees, penalties or interest shall be charged beyond

those applicable if all contractual payments were fully and timely paid.

Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on similar procedures
or related evictions or sales until December 31,

2020.

The Bank sells mortgage loans to Fannie Mae and services these on an actual/actual basis. As a result, the Bank is not obligated to make any advances to Fannie Mae on principal and interest
on such mortgage loans where the borrower is entitled to forbeara nce.

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

The Company has
developed an implementation team that is following a gener

al timeline.

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

Table 1

– Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly
report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-
GAAP financial measure, including the presentation and calculation of the efficiency ratio.

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

The reconciliations

of these non-
GAAP financial measures to their most directly comparable

GAAP financial measures are presented below.

2021 2020
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 5,937 6,188 5,868 6,070 6,212
Tax-equivalent adjustment 120 123 122 127 120
Net interest income (Tax

-equivalent)
$ 6,057 6,311 5,990 6,197 6,332

Table 2

- Selected Quarterly Financial Data

2021 2020
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,057 6,311 5,990 6,197 6,332
Less: tax-equivalent adjustment 120 123 122 127 120
Net interest income (GAAP) 5,937 6,188 5,868 6,070 6,212
Noninterest income 1,182 1,403 1,374 1,363 1,235
Total revenue 7,119 7,591 7,242 7,433 7,447
Provision for loan losses
—

—

250 450 400
Noninterest expense 4,690 5,086 4,653 4,959 4,856
Income tax expense 423 449 403 363 390
Net earnings $ 2,006 2,056 1,936 1,661 1,801
Per share data:
Basic and diluted net earnings

$ 0.56 0.58 0.54 0.47 0.50
Cash dividends declared 0.26 0.255 0.255 0.255 0.255
Weighted average shares outstanding:
Basic and diluted 3,566,299 3,566,276 3,566,239 3,566,166 3,566,146
Shares outstanding, at period end 3,566,326 3,566,276 3,566,276 3,566,176 3,566,146
Book value $ 29.06 30.20 29.81 29.53 29.04
Common stock price
High $ 48.00 43.00 56.80 63.40 59.99
Low

37.55 36.75 26.26 36.81 24.11
Period end: 38.37 42.29 36.26 57.09 41.98
To earnings ratio 17.85 20.23 15.97 24.29 16.66
To book value 132% 140 122 193 145
Performance ratios:
Return on average equity

7.37% 7.63 7.26 6.34 7.24
Return on average assets

0.82% 0.87 0.84 0.74 0.86
Dividend payout ratio 46.43% 43.97 47.22 54.26 51.00
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.23% 1.22 1.18 1.14 1.10
Nonperforming loans 726% 1,052 1,015 783 4,196
Nonperforming assets as a % of:
Loans and other real estate owned 0.17% 0.12 0.12 0.15 0.05
Total assets

0.08% 0.06 0.06 0.07 0.03
Nonperforming loans as a % of total loans 0.17% 0.12 0.12 0.15 0.03
Annualized net (recoveries) charge-offs as % of average loans (0.06) % (0.04) (0.01) 0.01 (0.07)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 17.21% 17.27 17.70 18.00 17.77
Tier 1 risk-based capital ratio 17.21% 17.27 17.70 18.00 17.77
Total risk-based capital ratio 18.25% 18.31 18.77 19.04 18.72
Tier 1 leverage ratio 9.99% 10.32 10.38 10.62 11.17
Other financial data:
Net interest margin (a) 2.66% 2.81 2.72 2.95 3.23
Effective income tax rate 17.41% 17.92 17.23 17.93 17.80
Efficiency ratio (b) 64.79% 65.93 63.19 65.60 64.17
Selected average balances:
Securities $ 353,031 325,102 315,542 291,333 257,317
Loans, net of unearned income 463,424 466,704 465,285 466,971 451,210
Total assets 980,884 944,439 924,949 893,720 838,725
Total deposits 863,194 828,801 810,747 782,381 734,047
Total stockholders’ equity 108,890 107,791 106,709 104,820 99,560
Selected period end balances:

Securities $ 359,630 335,177 320,922 302,193 280,435
Loans, net of unearned income 461,879 461,700 472,453 464,274 443,868
Allowance for loan losses 5,682 5,618 5,575 5,308 4,867
Total assets 993,263 956,597 937,890 942,887 856,475
Total deposits 880,590 839,792 823,980 829,810 746,785
Total stockholders’ equity 103,639 107,689 106,314 105,299 103,563
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
2021 2020
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 466,368 $ 5,178 4.50% $ 452,155 $ 5,412 4.81%
Securities - taxable 289,981 949 1.33% 196,422 1,111 2.27%
Securities - tax-exempt (2) 63,050 572 3.68% 60,895 573 3.78%
Total securities

353,031 1,521 1.75% 257,317 1,684 2.63%
Federal funds sold 32,809 12 0.15% 29,758 93 1.26%
Interest bearing bank deposits 70,350 16 0.09% 49,378 186 1.52%
Total interest-earning assets 922,558 $ 6,727 2.96% 788,608 $ 7,375 3.76%
Cash and due from banks 13,880 14,184
Other assets 44,446 35,933
Total assets $ 980,884 $ 838,725
Interest-bearing liabilities:
Deposits:

NOW $ 172,055 $ 66 0.16% $ 149,344 $ 188 0.51%
Savings and money market 281,844 172 0.25% 220,909 253 0.46%
Time deposits 159,466 428 1.09% 167,447 600 1.44%
Total interest-bearing deposits 613,365 666 0.44% 537,700 1,041 0.78%
Short-term borrowings 3,161 4 0.50% 1,361 2 0.50%
Total interest-bearing liabilities 616,526 $ 670 0.44% 539,061 $ 1,043 0.78%
Noninterest-bearing deposits 249,829

196,347

Other liabilities 5,639 3,757
Stockholders' equity 108,890

99,560

Total liabilities and

stockholders' equity
$ 980,884 $ 838,725
Net interest income and margin (tax-equivalent) $ 6,057 2.66% $ 6,332 3.23%

(1) Average loan balances

are shown net of unearned income and loans on nonaccrual status have been included

in the computation of average balances.
(2) Yields on tax-exempt securities

have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 4

- Loan Portfolio Composition

2021 2020
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial
$
88,687 82,585 98,244 87,754 56,447
Construction and land development 30,332 33,514 31,651 32,967 32,302
Commercial real estate 254,731 255,136 250,992 250,588 256,099
Residential real estate 82,848 84,154 85,054 85,825 91,010
Consumer installment 6,524 7,099 7,731 8,631 8,424
Total loans 463,122 462,488 473,672 465,765 444,282
Less:

unearned income
(1,243) (788) (1,219) (1,491) (414)
Loans, net of unearned income 461,879 461,700 472,453 464,274 443,868
Less: allowance for loan losses (5,682) (5,618) (5,575) (5,308) (4,867)
Loans, net
$
456,197 456,082 466,878 458,966 439,001

Table 5

- Allowance for Loan Losses and Nonperforming Assets

2021 2020
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Allowance for loan losses:
Balance at beginning of period
$ 5,618 5,575 5,308 4,867 4,386
Charge-offs:
Commercial and industrial
— (4) — (3) —
Consumer installment
(5) (1) (4) (28) (5)
Total charge

-offs
(5) (5) (4) (31) (5)
Recoveries
69 48 21 22 86
Net recoveries (charge-offs)
64 43 17 (9) 81
Provision for loan losses
— — 250 450 400
Ending balance
$ 5,682 5,618 5,575 5,308 4,867
as a % of loans 1.23% 1.22 1.18 1.14 1.10
as a % of nonperforming loans 726% 1,052 1,015 783 4,196
Net (recoveries) charge-offs as % of avg. loans

(a)
(0.06) % (0.04) (0.01) 0.01 (0.07)
Nonperforming assets:
Nonaccrual loans $ 783 534 549 678 116
Other real estate owned — — — — 99
Total nonperforming assets $ 783 534 549 678 215
as a % of loans and other real estate owned 0.17% 0.12 0.12 0.15 0.05 as a % of total assets 0.08% 0.06 0.06 0.07 0.03
Nonperforming loans as a % of total loans 0.17% 0.12 0.12 0.15 0.03
Accruing loans 90 days or more past due $ — 21 71 49 —
(a) Net (recoveries) charge-offs are annualized.

Table 6

- Allocation of Allowance for Loan Losses

2021 2020
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 828 19.1 $ 807 17.9 $ 798 20.7 $ 679 18.8 $ 675 12.7
Construction and land

development 551 6.5 594 7.2 582 6.7 613 7.1 582 7.3
Commercial real estate 3,259 55.2 3,169 55.2 3,120 53.0 2,915 53.8 2,596 57.6
Residential real estate 951 17.9 944 18.2 954 18.0 954 18.4 877 20.5
Consumer installment 93 1.4 104 1.5 121 1.6 147 1.9 137 1.9
Total allowance for loan losses $ 5,682 $ 5,618 $ 5,575 $ 5,308 $ 4,867
* Loan balance in each category expressed as a percentage of total loans.

Table 7

- CDs and Other Time Deposits of $100,000

or More

(Dollars in thousands) March 31, 2021
Maturity of:
3 months or less $ 8,221
Over 3 months through 6 months 21,323
Over 6 months through 12 months 29,453
Over 12 months 45,678
Total CDs and other

time deposits of $100,000 or more
$ 104,675

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
year ended December 31, 2020.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report,

you should carefully consider the factors discussed in Part I,
Item 1A. “RISK FACTORS”

in the Company’s Annual

Report on Form 10-K for the year ended December 31,

2020,
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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The Company’s repurchases of its common

stock

during the first quarter of 2021 were as follows:

Period
Total Number of
Shares

Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet

Be
Purchased Under the
Plans or Programs
(1)
January 1 - January 31, 2021
— $ — — $ 5,000,000
February 1 - February 28, 2021
— — — 5,000,000
March 1 - March 31, 2021
— — — 5,000,000
Total
— — — 5,000,000
(1)

On March 9, 2021 the Company adopted a $5 million stock repurchase program that become effective April 1, 2021.

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

April 30, 2021

By:

/s/ Robert W.

Dumas

Robert W.

Dumas
Chairman, President and CEO
Date:

April 30, 2021

By:

/s/ David A. Hedges

David A. Hedges
Executive Vice President and

Chief Financial Officer