Form 10-Q
period 2021-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2021-07-30
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2021

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

Class Outstanding at July 29, 2021
Common Stock, $0.01 par value per share
3,542,505

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020
3

Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2021 and 2020
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended June 30,
2021 and 2020
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended June 30,
2021 and 2020
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
Table 1 – Explanation of Non-GAAP Financial Measures
49
Table 2 – Selected Quarterly Financial Data
50
Table 3 – Selected Financial Data
51
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2021 and 2020
52
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2021 and
2020
53
Table 6 – Loan Portfolio Composition
54
Table 7 – Allowance for Loan Losses and Nonperforming Assets
55
Table 8 – Allocation of Allowance for Loan Losses
56
Table 9 – CDs and Other Time Deposits of $100,000 or more
57
Item 3
Quantitative and Qualitative Disclosures About Market Risk
58
Item 4
Controls and Procedures
58
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
58
Item
1A
Risk Factors
58
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
59
Item 3
Defaults Upon Senior Securities
59
Item 4
Mine Safety Disclosures
59
Item 5
Other Information
59
Item 6
Exhibits
60

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,
(Dollars in thousands, except share data) 2021 2020
Assets:
Cash and due from banks $
18,925
$
14,868
Federal funds sold
49,466
28,557
Interest-bearing bank deposits
72,862
69,150
Cash and cash equivalents
141,253
112,575
Securities available-for-sale

384,865
335,177
Loans held for sale
1,367
3,418
Loans, net of unearned income
456,984
461,700
Allowance for loan losses
(5,107)
(5,618)
Loans, net
451,877
456,082
Premises and equipment, net
29,826
22,193
Bank-owned life insurance
19,434
19,232
Other assets
7,610
7,920
Total assets $
1,036,232
$
956,597
Liabilities:
Deposits:
Noninterest-bearing

$
283,356
$
245,398
Interest-bearing
640,106
594,394
Total deposits
923,462
839,792
Federal funds purchased and securities sold under agreements to repurchase
3,533
2,392
Accrued expenses and other liabilities
3,194
6,723
Total liabilities
930,189
848,907
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,792
3,789
Retained earnings
108,060
105,617
Accumulated other comprehensive income, net
4,255
7,599
Less treasury stock, at cost -
411,280

shares and
390,859

at June 30, 2021
and December 31, 2020, respectively
(10,103)
(9,354)
Total stockholders’ equity 106,043
107,690
Total liabilities and

stockholders’ equity
$
1,036,232
$
956,597
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2021 2020 2021 2020
Interest income:
Loans, including fees $
5,112
$
5,494
$
10,290
$
10,906
Securities:
Taxable
1,009
1,056
1,958
2,167
Tax-exempt
444
476
896
929
Federal funds sold and interest-bearing bank deposits
28
27
56
306
Total interest income
6,593
7,053
13,200
14,308
Interest expense:
Deposits
614
981
1,280
2,022
Short-term borrowings
4
2
8
4
Total interest expense
618
983
1,288
2,026
Net interest income
5,975
6,070
11,912
12,282
Provision for loan losses
(600)
450
(600)
850
Net interest income after provision for

loan losses
6,575
5,620
12,512
11,432
Noninterest income:
Service charges on deposit accounts
138
126
270
298
Mortgage lending
424
683
973
913
Bank-owned life insurance
99
108
202
506
Other
449
365
847
794
Securities gains, net
—
81
—
87
Total noninterest income
1,110
1,363
2,292
2,598
Noninterest expense:
Salaries and benefits
2,897
2,597
5,748
5,428
Net occupancy and equipment
418
920
856
1,517
Professional fees
326
389
582
647
Other
1,254
1,053
2,399
2,223
Total noninterest expense
4,895
4,959
9,585
9,815
Earnings before income taxes
2,790
2,024
5,219
4,215
Income tax expense
504
363
927
753
Net earnings $ 2,286 $ 1,661 $
4,292
$
3,462
Net earnings per share:
Basic and diluted $
0.65
$
0.47
$
1.21
$
0.97
Weighted average shares

outstanding:
Basic and diluted
3,554,871
3,566,166
3,560,554
3,566,156
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
Net earnings $ 2,286 $ 1,661 $
4,292
$
3,462
Other comprehensive income (loss), net of

tax:
Unrealized net holding gain (loss) on securities
1,788
1,043
(3,344)
5,392
Reclassification adjustment for net gain on securities

recognized in net earnings
—
(60)
—
(65)
Other comprehensive income (loss) 1,788 983
(3,344)
5,327
Comprehensive income $
4,074
$
2,644
$
948
$
8,789
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data)
Outstanding Stock capital earnings income (loss) stock Total
Quarter ended June 30, 2021
Balance, March 31, 2021
3,566,326
$
39
$
3,791
$
106,696
$
2,467
$
(9,354)
$
103,639
Net earnings —
—
—
2,286
—
—
2,286
Other comprehensive income —
—
—
—
1,788
—
1,788
Cash dividends paid ($
.26

per share)
—
—
—
(922)
—
—
(922)
Stock repurchases
(20,511)
—
—
—
—
(750)
(750)
Sale of treasury stock
40
—
1
—
—
1
2
Balance, June 30, 2021
3,545,855
$
39
$
3,792
$
108,060
$
4,255
$
(10,103)
$
106,043
Quarter ended June 30, 2020
Balance, March 31, 2020
3,566,146
$
39
$
3,784
$
102,692
$
6,403
$
(9,355)
$
103,563
Net earnings —
—
—
1,661
—
—
1,661
Other comprehensive income —
—
—
—
983
—
983
Cash dividends paid ($
.255

per share)
—
—
—
(909)
—
—
(909)
Sale of treasury stock
30
—
1
—
—
—
1
Balance, June 30, 2020
3,566,176
$
39
$
3,785
$
103,444
$
7,386
$
(9,355)
$
105,299
Six months ended June 30,

2021
Balance, December 31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$
107,690
Net earnings —
—
—
4,292
—
—
4,292
Other comprehensive loss —
—
—
—
(3,344)
—
(3,344)
Cash dividends paid ($
.52

per share)
—
—
—
(1,849)
—
—
(1,849)
Stock repurchases
(20,511)
—
—
—
—
(750)
(750)
Sale of treasury stock
90
—
3
—
—
1
4
Balance, June 30, 2021 3,545,855 $ 39 $ 3,792 $ 108,060 $ 4,255 $ (10,103) $ 106,043
Six months ended June 30,

2020
Balance, December 31, 2019
3,566,146
$
39
$
3,784
$
101,801
$
2,059
$
(9,355)
$
98,328
Net earnings —
—
—
3,462
—
—
3,462
Other comprehensive income —
—
—
—
5,327
—
5,327
Cash dividends paid ($
.51

per share)
—
—
—
(1,819)
—
—
(1,819)
Sale of treasury stock
30
—
1
—
—
—
1
Balance, June 30, 2020
3,566,176
$
39
$
3,785
$
103,444
$
7,386
$
(9,355)
$
105,299
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Six months ended June 30,

(Dollars in thousands) 2021 2020
Cash flows from operating activities:
Net earnings $ 4,292 $ 3,462
Adjustments to reconcile net earnings to net cash provided

by
operating activities:
Provision for loan losses
(600)
850
Depreciation and amortization
629
989
Premium amortization and discount accretion, net
1,940
1,081
Net gain on securities available-for-sale
—
(87)
Net gain on sale of loans held for sale
(935)
(847)
Net gain on other real estate owned
—
(17)
Loans originated for sale
(32,608)
(36,385)
Proceeds from sale of loans
35,279
36,576
Increase in cash surrender value of bank-owned life insurance
(202)
(224)
Income recognized from death benefit on bank-owned life insurance
—
(282)
Net decrease (increase) in other assets
22
(1,013)
Net decrease in accrued expenses and other liabilities
(2,404)
(334)
Net cash provided by operating activities
5,413
3,769
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
—
9,062
Proceeds from prepayments and maturities of securities available

-for-sale
38,204
22,085
Purchase of securities available-for-sale
(94,297)
(91,318)
Decrease (increase) in loans, net
4,805
(3,400)
Net purchases of premises and equipment
(7,926)
(372)
Proceeds from bank-owned life insurance death benefit
—
694
Decrease (increase) in FHLB stock
267
(9)
Proceeds from sale of other real estate owned
—
116
Net cash used in investing activities
(58,947)
(63,142)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits
37,958
51,211
Net increase in interest-bearing deposits
45,712
54,447
Net increase in federal funds purchased and securities sold

under agreements to repurchase
1,141
926
Stock repurchases
(750)
—
Dividends paid
(1,849)
(1,819)
Net cash provided by financing activities
82,212
104,765
Net change in cash and cash equivalents
28,678
45,392
Cash and cash equivalents at beginning of period 112,575
92,443
Cash and cash equivalents at end of period $ 141,253 $
137,835
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
1,302
$
2,023
Income taxes
1,335
678
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

Subsequent Events

The Company has evaluated the effects of events

and transactions through the date of this filing that have

occurred
subsequent to June 30, 2021. The Company does not believe

there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in
this report.

Accounting Developments

In the first six months of 2021, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the respective period.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of
securities or other rights for, or convertible

into, shares of the Company’s common

stock.

At June 30, 2021 and 2020,
respectively, the Company had

no such securities or rights issued or outstanding, and therefore,

no dilutive effect to
consider for the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2021 2020 2021 2020
Basic and diluted:
Net earnings $ 2,286 $ 1,661 $
4,292
$
3,462
Weighted average common

shares outstanding
3,554,871
3,566,166
3,560,554
3,566,156
Net earnings per share $
0.65
$
0.47
$
1.21
$
0.97

NOTE 3: SECURITIES

At June 30, 2021 and December 31, 2020, respectively,

all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2021 and December 31,

2020, respectively, are presented

below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2021
Agency obligations (a) $
10,074
34,524
61,743
5,146
111,487
2,023
999
$
110,463
Agency MBS (a)
—
894
27,601
170,354
198,849
2,166
1,283
197,966
State and political subdivisions
381
982
11,874
61,292
74,529
3,945
170
70,754
Total available-for-sale $
10,455
36,400
101,218
236,792
384,865
8,134
2,452
$
379,183

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

Securities with aggregate fair values of $
168.5

million and $
166.9

million at June 30, 2021 and December 31, 2020,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan
Bank (“FHLB”) advances, and for other purposes required

or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were

$
1.2

million and $
1.4

million at June 30, 2021 and December
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
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2021:
Agency obligations

$
51,045
999
—
—
$
51,045
999
Agency MBS
101,319
1,283
—
—
101,319
1,283
State and political subdivisions
8,367
170
—
—
8,367
170
Total

$
160,731
2,452
—
—
$
160,731
2,452

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

Other-Than-Temporarily

Impaired Securities

Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At June 30,
2021 and December 31, 2020, the Company had no credit-impaired debt securities and there were no additions or
reductions in the credit loss component of credit-impaired debt securities during the quarters ended June 30, 2021 and 2020, respectively.

Realized Gains and Losses
The following table presents the gross realized gains and losses on sales of securities.
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
Gross realized gains $
—
100
$
—
106
Gross realized losses
—
(19)
—
(19)
Realized gains, net $
—
81
$
—
87

NOTE 4: LOANS AND ALLOWANCE

FOR LOAN LOSSES

June 30, December 31,
(Dollars in thousands) 2021 2020
Commercial and industrial $
87,933
$
82,585
Construction and land development
37,477
33,514
Commercial real estate:
Owner occupied
51,520
54,033
Hotel/motel
46,963
42,900
Multi-family
39,316
40,203
Other
105,046
118,000
Total commercial real estate
242,845
255,136
Residential real estate:
Consumer mortgage
33,140
35,027
Investment property
49,024
49,127
Total residential real estate
82,164
84,154
Consumer installment
7,762
7,099
Total loans
458,181
462,488
Less: unearned income
(1,197)
(788)
Loans, net of unearned income $ 456,984 $ 461,700

Loans secured by real estate were approximately 79.1%

of the Company’s total loan portfolio

at June 30, 2021.

At June 30,
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
borrower.

We participated

as a lender in the Paycheck Protection Program (“PPP”),

which ended May 31, 2021.

PPP loans
are forgivable in whole or in part, if the proceeds

are used for payroll and other permitted purposes in accordance with the
requirements of the PPP.

The Company had
288

and
265

PPP loans with an aggregate outstanding principal balance of
$
22.1

million and $
19.0

million, included in this category,

as of June 30, 2021 and December 31, 2020, respectively.

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
investment property.

●

Consumer mortgage

– primarily includes first or second lien mortgages and home equity lines of credit to
consumers that are secured by a primary residence or second home. These loans are underwritten in accordance
with the Bank’s general loan poli

cies and procedures which require, among other things, proper documentation of
each borrower’s financial condition, satisfactory credit

history, and property

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June
30, 2021 and December 31, 2020.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2021:
Commercial and industrial $
87,932
1
—
87,933
—
$
87,933
Construction and land development
37,273
204
—
37,477
—
37,477
Commercial real estate:
Owner occupied
51,520
—
—
51,520
—
51,520
Hotel/motel
46,963
—
—
46,963
—
46,963
Multi-family
39,316
—
—
39,316
—
39,316
Other
104,642
205
—
104,847
199
105,046
Total commercial real estate
242,441
205
—
242,646
199
242,845
Residential real estate:
Consumer mortgage
32,745
68
—
32,813
327
33,140
Investment property
48,922
—
—
48,922
102
49,024
Total residential real estate
81,667
68
—
81,735
429
82,164
Consumer installment
7,755
7
—
7,762
—
7,762
Total $
457,068
485
—
457,553
628
$
458,181

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
groups.

At June 30, 2021 and December 31, 2020, and for the periods

then ended, the Company adjusted its historical loss
rates for the commercial real estate portfolio segment based,

in part, on loss rates of peer bank groups.

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

For the
quarter ended June 30, 2021, the Company increased its look-back period to 49 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

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

During the second quarter of 2021, the Company adjusted

certain qualitative
and economic factors to reflect improvements in economic conditions in our primary market area.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

June 30, 2021
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
828
551
3,302
908
93
$
5,682
Charge-offs
—
—
—
(1)
—
(1)
Recoveries
2
—
—
13
11
26
Net recoveries (charge-offs)
2
—
—
12
11
25
Provision for loan losses
(1)
88
(598)
(82)
(7)
(600)
Ending balance $
829
639
2,704
838
97
$
5,107

Six months ended:
Beginning balance $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
—
(1)
(5)
(6)
Recoveries
54
—
—
26
15
95
Net recoveries (charge-offs)
54
—
—
25
10
89
Provision for loan losses
(32)
45
(465)
(131)
(17)
(600)
Ending balance $ 829 639 2,704 838 97 $ 5,107

June 30, 2020
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
675
582
2,596
877
137
$
4,867
Charge-offs
(4)
—
—
—
(27)
(31)
Recoveries
2
—
—
14
6
22
Net (charge-offs) recoveries
(2)
—
—
14
(21)
(9)
Provision for loan losses
6
31
319
63
31
450
Ending balance $
679
613
2,915
954
147
$
5,308

Six months ended:
Beginning balance $
577
569
2,289
813
138
$
4,386
Charge-offs
(4)

—

—

—

(32)
(36)
Recoveries
55
—

—

45
8
108
Net recoveries (charge-offs)
51
—

—

45
(24)
72
Provision for loan losses
51
44
626
96
33
850
Ending balance $
679
613
2,915
954
147
$
5,308

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of June 30, 2021

and 2020.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars in thousands) losses in loans losses in loans losses in loans
June 30, 2021:
Commercial and industrial (3) $
829
87,933
—
—
829
87,933
Construction and land development
639
37,477
—
—
639
37,477
Commercial real estate
2,704
242,646
—
199
2,704
242,845
Residential real estate
838
82,067
—
97
838
82,164
Consumer installment
97
7,762
—
—
97
7,762
Total $
5,107
457,885
—
296
5,107
458,181

June 30, 2020:
Commercial and industrial (4) $
679
87,754
—
—
679
87,754
Construction and land development
613
32,967
—
—
613
32,967
Commercial real estate
2,915
250,370
—
218
2,915
250,588
Residential real estate
954
85,714
—
111
954
85,825
Consumer installment
147
8,631
—
—
147
8,631
Total $
5,308
465,436
—
329
5,308
465,765
(1)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20,
Loss Contingencies
, and

pursuant to amendments by ASU 2010-20 regarding allowance for non-impaired loans.
(2)
Represents loans individually evaluated for impairment in accordance with ASC 310-30,
Receivables
, and

pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)
Includes $22.1 million of PPP loans for which no allowance

for loan losses was allocated due to 100% SBA guarantee.
(4)
Includes $36.5 million of PPP loans for which no allowance

for loan losses was allocated due to 100% SBA guarantee.

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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
June 30, 2021:

Commercial and industrial $
86,092
1,550
291
—
$
87,933
Construction and land development
37,235
3
239
—
37,477
Commercial real estate:
Owner occupied
49,361
2,026
133
—
51,520
Hotel/motel
39,151
7,812
—
—
46,963
Multi-family
35,786
3,530
—
—
39,316
Other
103,413
1,389
45
199
105,046
Total commercial real estate
227,711
14,757
178
199
242,845
Residential real estate:
Consumer mortgage
30,631
417
1,765
327
33,140
Investment property
48,408
183
331
102
49,024
Total residential real estate
79,039
600
2,096
429
82,164
Consumer installment
7,749
6
7
—
7,762
Total $
437,826
16,916
2,811
628
$
458,181

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

The following tables set forth certain information regarding the

Company’s impaired loans

that were individually evaluated
for impairment at June 30, 2021 and December 31, 2020.
June 30, 2021
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial real estate:
Other $
211
(12)
199
$
—
Total commercial real estate
211
(12)
199
—
Residential real estate:
Investment property
103
(6)
97
—
Total residential real estate
103
(6)
97
—
Total

impaired loans
$
314
(18)
296
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

Quarter ended June 30, 2021 Six months ended June 30, 2021
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
202
—
205
—
Total commercial real estate
202
—
205
—
Residential real estate:
Investment property
100
—
102
—
Total residential real estate
100
—
102
—
Total

$
302
—
307
—

Quarter ended June 30, 2020 Six months ended June 30, 2020
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
54
—
31
—
Total commercial real estate
54
—
31
—
Residential real estate:
Investment property
28
—
16
—
Total residential real estate
28
—
16
—
Total

$
82
—
47
—

Troubled Debt

Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”).

On March 27, 2020, the Coronavirus Aid, Relief, and
Economic Security Act (“CARES Act”) was signed into law.

Section 4013 of the CARES Act, “Temporary

Relief From
Troubled Debt Restructurings,” provides

banks the option to temporarily suspend certain requirements under ASC

340-10’s
TDR classifications for a limited period of time to account for the effects of COVID-19. On April 7, 2020, the Federal
Reserve and the other banking regulators issued a statement, “Interagency

Statement on Loan Modifications and Reporting
for Financial Institutions Working

With Customers Affected

by the Coronavirus (Revised)” (the “Interagency Statement on
COVID-19 Loan Modifications”), to encourage banks to work prudently with borrowers and to describe the agencies’
interpretation of how accounting rules under ASC 310

-40, “Troubled Debt Restructurings by Creditors,”

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

June 30, 2021 and December 31, 2020, respectively.

TDRs
Related
(Dollars in thousands) Accruing Nonaccrual Total Allowance
June 30, 2021
Commercial real estate:
Other $
—
199
199
$
—
Total commercial real estate
—
199
199
—
Residential real estate:
Investment property
—
97
97
$
—
Total residential real estate
—
97
97
—
Total

$
—
296
296
$
—

TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2020
Commercial real estate:
Other $
—
212
212
$
—
Total commercial real estate
—
212
212
—
Investment property
—
107
107
—
Total residential real estate
—
107
107
—
Total

$
—
319
319
$
—

At June 30, 2021 there were no significant outstanding commitments to advance additional funds to customers whose loans
had been restructured.

Quarter ended June 30,
Six months ended June 30,

Pre- Post - Pre- Post -
modification modification modification modification
Number outstanding outstanding Number outstanding outstanding of recorded recorded of recorded recorded
(Dollars in thousands) contracts investment investment contracts investment investment
2020:
Commercial

real estate:
Other — $ — —
1
$
216
216
Total commercial real estate — — —
1
216
216
Residential real estate:
Investment property — — —
3
111
111
Total residential real estate — — —
3
111
111
Total

— $ — —
4
$
327
327

There were no loans modified in a TDR during the quarter and six months ended June 30, 2021.

During the quarter and six months ended ended June 30, 2021

and 2020, respectively, there

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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
MSRs, net:
Beginning balance
$
1,322
$
1,249
$
1,330
$
1,299
Additions, net
172
188
315
237
Amortization expense
(134)
(166)
(285)
(265)
Ending balance
$
1,360
$
1,271
$
1,360
$
1,271
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,774
$
1,917
$
1,489
$
2,111
End of period
1,833
1,690
1,833
1,690

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

For the six months ended June 30, 2021, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial

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

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June
30, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance

sheets by ASC 820
valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2021:
Securities available-for-sale:
Agency obligations

$
111,487
—
111,487
—
Agency RMBS
198,849
—
198,849
—
State and political subdivisions
74,529
—
74,529
—
Total securities available

-for-sale
384,865
—
384,865
—
Total

assets at fair value
$
384,865
—
384,865
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

Periodically, the Compa

ny will review
broker surveys and other market research to validate significant assumptions used in the model.

The significant
unobservable inputs include prepayment speeds or the constant prepayment rate (“CPR”) and the weighted average
discount rate.

Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s
MSRs are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
June 30, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance

sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2021:
Loans held for sale $
1,367
—
1,367
—
Loans, net
(1)
296
—
—
296
Other assets
(2)
1,360
—
—
1,360
Total assets at fair value $
3,023
—
1,367
1,656
December 31, 2020:
Loans held for sale $
3,418
—
3,418
—
Loans, net
(1)
319
—
—
319
Other assets
(2)
1,330
—
—
1,330
Total assets at fair value $
5,067
—
3,418
1,649
(1)
Loans considered impaired under ASC 310-10-35 Receivables.

This amount reflects the recorded investment in impaired loans,

net
of any related allowance for loan losses.
(2)
Represents MSRs, net.

These are carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair

Value Measurements

At June 30, 2021 and December 31, 2020,

the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2021,

the significant
unobservable inputs used in the fair value measurements are presented below.
Weighted

Carrying

Significant

Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Range of Input
June 30, 2021:
Impaired loans $
296
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,360
Discounted cash flow Prepayment Speed or CPR
7.7
-
15.7
15.1

Discount rate
9.5
-
11.5
9.5
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
instruments at June 30, 2021 and December 31, 2020

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

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2021:
Financial Assets:
Loans, net (1) $
451,877
$
448,540
$
—
$
—
$
448,540
Loans held for sale
1,367
1,415
—
1,415
—
Financial Liabilities:
Time Deposits $
159,011
$
160,247
$
—
$
160,247
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

Bank.

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and six months ended June 30, 2021

and 2020, as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31,

2020 and our Quarterly Reports on Form 10-Q.

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

“assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expec

t,” “estimate,” “continue,” “plan,” “point to,” “project,”
“could,” “intend,” “target” and other similar words and

expressions of the future.

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
Act of 1934, as amended (the “Exchange Act”).

Summary of Results of Operations
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2021 2020 2021 2020
Net interest income (a) $ 6,093 $ 6,197 $ 12,150 $ 12,529
Less: tax-equivalent adjustment 118 127 238 247
Net interest income (GAAP) 5,975 6,070 11,912 12,282
Noninterest income

1,110 1,363 2,292 2,598
Total revenue

7,085 7,433 14,204 14,880
Provision for loan losses (600) 450 (600) 850
Noninterest expense 4,895 4,959 9,585 9,815
Income tax expense 504 363 927 753
Net earnings $ 2,286 $ 1,661 $ 4,292 $ 3,462
Basic and diluted earnings per share $ 0.65 $ 0.47 $ 1.21 $ 0.97
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures."

Financial Summary

The Company’s net earnings were $4.3

million for the first six months of 2021, compared to $3.5

million for the first six
months of 2020.

Basic and diluted earnings per share were $1.21 per

share for the first six months of 2021, compared to
$0.97 per share for the first six months of 2020.

Total revenue declined

approximately 5% due to reduced net interest margin,

reduced mortgage lending income and
approximately 1% lower outstanding loans compared to

June 30, 2020.

Net interest income (tax-equivalent) was $12.2 million for the first six months of 2021, a 3% decrease compared to $12.5
million for the first six months of 2020.

This decrease was primarily due to net interest margin

compression resulting from
the Federal Reserve’s interest rate

reductions and bond purchases in response to COVID-19.

Our securities holdings,
which generally yield less than loans, increased as a percentage of our total assets reflecting deployment of increased
deposits. Net interest margin (tax-equivalent) decreased

to 2.63% in the first six months of 2021, compared to

3.09% for
the first six months of 2020,

primarily due to the lower interest rate environment and changes in our asset mix resulting
from the significant increase in deposits from government stimulus and relief programs and customers’ increased savings.

Net interest income (tax-equivalent) included $0.5 million in PPP loan fees, net of related costs for the six months of 2021,
compared to $0.2 million for the six months of 2020.

At June 30, 2021, the Company’s allowance

for loan losses was $5.1 million, or 1.12%

of total loans, compared to $5.6
million, or 1.22%

of total loans, at December 31, 2020, and $5.3 million, or 1.1

4% of total loans, at June 30, 2020.

Excluding PPP loans, which are guaranteed by the SBA, the Company’s allowance for loan losses was 1.17%

of total loans
at June 30, 2021.

The Company had a negative provision for loan losses of $0.6 million during the first six months of
2021,

compared to a provision for loan losses of $0.9

million during the first six months of 2020.

The negative provision
for loan losses was primarily related to improvements in economic conditions in our primary market area,

and related
improvements in our asset quality.

The provision for loan losses is based upon various estimates and judgements, including
the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Noninterest income was $2.3 million for the first six months of 2021 compared to $2.6 million for the first six months of
2020.

The decrease was primarily due to a $0.3 million non-taxable death benefit from bank-owned life insurance received
in 2020.

Noninterest expense was $9.6 million for the first six months of 2021 compared to $9.8 million for the first six months of
2020.

The decrease was primarily due to a reduction of $0.7 million in various expenses related to the redevelopment of
the Company’s headquarters in downtown

Auburn.

This decrease was mostly offset by increases in salaries

and benefits
expense of $0.3 million and other noninterest expense of $0.2 million during the first six months of 2021.

Income tax expense was $0.9 million for the first six months of 2021 compared to $0.8 million during the first six months of 2020,

reflecting an increase in earnings before tax and effective

tax rate of 17.76% and 17.86%, respectively.

The Company paid cash dividends of $0.52 per share in the first six months of 2021, an increase of 2% from the same
period of 2020.

Our $0.8 million of share repurchases since June 30, 2020

resulted in 20,511 fewer outstanding common
shares at June 30, 2021.

At June 30, 2021, the Bank’s regulatory capital

ratios were well above the minimum amounts
required to be “well capitalized” under current regulatory standa rds with a total risk-based capital ratio of 17.94%, a tier

1
leverage ratio of 9.81%

and a common equity

tier 1 (“CET1”) ratio of 17.03%

at June 30, 2021.

For the second quarter of 2021, net earnings were $2.3

million, or $0.65 per share, compared to $1.7 million, or $0.47 per
share, for the second quarter of 2020.

Net interest income (tax-equivalent) was $6.1 million for the second quarter of 2021,
a 2% decrease compared to $6.2 million for the second quarter of 2020.

This decrease was primarily due to net interest
margin compression resulting from the Federal Reserve’s

interest rate reductions and bond purchases in response

to
COVID-19.

Our securities holdings, which generally yield less than loans, increased as a percentage of our total assets
reflecting deployment of increased deposits.

The Company’s net interest margin

(tax-equivalent) decreased to 2.60% in the
second quarter of 2021, compared to 2.95% for the second

quarter of 2020 primarily due to the lower rate environment and changes in our asset mix resulting from the significant increase in deposits from government stimulus and relief programs
and customers’ increased savings. Net interest income (tax-equivalent)

included $0.2 million in PPP loan fees, net of
related costs for both the second quarter of 2021 and

2020.

The Company recorded a negative provision for loan losses of
$0.6 million during the second quarter of 2021 compared

to $0.5 million in provision for loan losses during the second quarter 2020.

The negative provision for loan losses was primarily related to improvements in economic conditions in our
primary market areas, and related improvements in our asset quality.

Noninterest income was $1.1 million in the second
quarter of 2021, compared to $1.4 million in the second quarter of 2020.

The decrease in noninterest income was primarily
due to a decrease in mortgage lending income of $0.3 million as refinance activity slowed in our primary market area.

Noninterest expense was $4.9 million in the second quarter of

2021 compared to $5.0 million during the second quarter of
2020.

Income tax expense was $0.5

million for the second quarter of 2021 compared to $0.4 million during second quarter
of 2020 reflecting an increase in earnings before taxes.

The Company's effective tax rate for the second

quarter of 2021
was 18.06%, compared to 17.93% in the second quarter of 2020.

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

Auburn University, a major

source of economic
activity in Lee County, went to

remote instruction on March 16, 2020.

Auburn University announced its guidelines for the
remainder of the 2021 school year, which involves

resumption of full on-site operations as well as other measures.

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

As permitted by state public health guidelines, on June 1, 2020,

we re-opened some of our branch lobbies.

During 2021,
we opened our remaining branch lobbies. We

continue to provide services through our online and other electronic channels.

In addition, we established remote work access to help employees stay at home where job duties permit.

• We

are focused on servicing the financial needs of our commercial and consumer clients with extensions and
deferrals to loan customers effected by COVID-19,

provided such customers were not more than 30 days past

due at the
time of the request; and

• We

were a participating lender in the PPP.

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
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%

We collected

approximately $1.5 million in fees related to our PPP loans during 2020.

Through June 30, 2021, we have
recognized all but $16 thousand of these fees, net of related costs.

On December 27, 2020, the Economic Aid to Hard-Hit Small

Businesses, Nonprofits, and Venues

Act (the “Economic Aid
Act”) was signed into law.

The Economic Aid Act provides a second $900

billion stimulus package, including $325 billion
in additional PPP loans.

The Economic Aid Act also permits the collection of a higher amount of PPP loan fees by
participating banks.

A summary of PPP loans extended during the six months ended

June 30, 2021 under the Economic Aid Act follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 12 5 6,494 32
Up to $350,000 242 95 13,757 68
Total 254 100% $ 20,251 100%

As of June 30, 2021, we collected approximately $1.0

million in fees related to PPP loans under the Economic Aid Act.

Through June 30, 2021, we have recognized $0.2 million of these fees, net of related costs.

We continue to closely

monitor this pandemic, and are working to continue our services during the pandemic and to address
developments as those occur.

Our results of operations for the six months ended June 30,

2021,

and our financial condition
at that date reflect only the initial effects of the pandemic,

and may not be indicative of future results or financial
conditions, including possible additional monetary or fiscal stimulus,

and the possible effects of the expiration or extension
of temporary accounting and bank regulatory relief measures

in response to the COVID-19 pandemic.

As of June 30, 2021,

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

An impairment allowance is recognized if the fair value of the loan is less than the recorded investment in the loan. The
impairment is recognized through the allowance. Loans that are impaired are recorded at the present value of expected
future cash flows discounted at the loan’s

effective interest rate, or if the loan is collateral dependen

t, the impairment
measurement is based on the fair value of the collateral, less estimated disposal costs.

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
groups.

At June 30, 2021 and December 31, 2020, and for the periods

then ended, the Company adjusted its historical loss
rates for the commercial real estate portfolio segment based,

in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s

estimate of
probable losses for several “qualitative and environmental” factors.

The allocation for qualitative and environmental fact

ors
is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated
probable inherent credit losses which exist, but have not yet been identified, as of the balance sheet date, and are based
upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic
conditions, changes in lending personnel experience, changes in lending policies or procedures, and other influencing
factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance
allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of
these factors.

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

For the
quarter ended June 30, 2021, the Company increased its look-back period to 49 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

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

During the second quarter of 2021,

the Company adjusted certain qualitative
and economic factors to reflect improvements in economic conditions

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

At June 30, 2021 and December 31, 2020 the Company had no OREO properties.

Deferred Tax

Asset Valuation

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences

become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and
tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at June 30, 2021.

The amount of
the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are reduced.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Six months ended June 30,

2021 2020
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 464,332 4.47% $ 461,245 4.75%
Securities - taxable 299,011 1.32% 211,503 2.06%
Securities - tax-exempt

62,844 3.64% 62,822 3.76%
Total securities

361,855 1.72% 274,325 2.45%
Federal funds sold 34,700 0.13% 30,716 0.71%
Interest bearing bank deposits 71,252 0.09% 50,365 0.79%
Total interest-earning assets 932,139 2.91% 816,651 3.58%
Deposits:

NOW 173,102 0.13% 151,785 0.43%
Savings and money market 284,174 0.23% 226,240 0.46%
Time Deposits 159,406 1.07% 166,685 1.42%
Total interest-bearing deposits 616,682 0.42% 544,710 0.75%
Short-term borrowings 3,266 0.50% 1,394 0.50%
Total interest-bearing liabilities 619,948 0.42% 546,104 0.75%
Net interest income and margin (tax-equivalent) $ 12,150 2.63% $ 12,529 3.09%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $12.2 million for the first six months of 2021 compared to $12.5 million for the
first six months of 2020.

This decrease was due to a decline in the Company’s

net interest margin (tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 67 basis points to 2.91% in the first six months of
2021 compared to 3.58% in the first six months of 2020.

This decrease was primarily due to the lower interest rate
environment and changes in our asset mix resulting from the

significant increase in deposits from government stimulus and relief programs and customers’ increased savings.

The cost of total interest-bearing liabilities decreased by 33 basis points to 0.42% in the first six months of 2021 compared
to 0.75% in the first six months of 2020.

The net decrease in our funding costs was primarily due to lower prevail ing
market interest rates.

Our funding costs declined less than the rates earned on our interest earning assets.

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
2021, compared to $0.9 million in provision for loan losses for the first six months of 2020.

The negative provision for
loan losses was primarily related to improvements in economic conditions in our primary market area.

The provision for
loan losses is based upon various factors, including the absolute level of loans, loan growth, the credit quality,

and the
amount of net charge-offs or recoveries.

Based upon its assessment of the loan portfolio, management

adjusts the allowance for loan losses to an amount it believes should be appropriate to adequately cover its estimate of probable losses in the loan portfolio. The Company’s

allowance
for loan losses as a percentage of total loans was 1.12%

at June 30, 2021, compared to 1.22% at December 31, 2020.

At
June 30, 2021,

the Company’s allowance for loan losses

was 1.17% of total loans, excluding PPP loans, which are
guaranteed by the SBA.

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

Noninterest Income
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
Service charges on deposit accounts $ 138 $ 126 $ 270 $ 298
Mortgage lending income 424 683 973 913
Bank-owned life insurance 99 108 202 506
Securities gains, net
—

81
—

87
Other 449 365 847 794
Total noninterest income $ 1,110 $ 1,363 $ 2,292 $ 2,598

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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
Origination income $ 398 $ 684 $ 935 $ 847
Servicing fees, net 26 (1) 38 66
Total mortgage lending income $ 424 $ 683 $ 973 $ 913

The Company’s income from mortgage

lending typically fluctuates as mortgage interest rates change and is primarily
attributable to the origination and sale of new mortgage loans.

Origination income decreased in the second quarter of 2021
compared to the second quarter of 2020 due to a decrease in refinance activity in our primary market area.

Mortgage loan
origination volume also declined for the first six months of 2021 compared to the first six months of 2020, but origination
income increased due to improved pricing margins.

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

Noninterest Expense
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2021 2020 2021 2020
Salaries and benefits $ 2,897 $ 2,597 $ 5,748 $ 5,428
Net occupancy and equipment 418 920 856 1,517
Professional fees 326 389 582 647
Other 1,254 1,053 2,399 2,223
Total noninterest expense $ 4,895 $ 4,959 $ 9,585 $ 9,815

The increase in salaries and benefits was primarily due to a decrease in deferred costs related to the PPP loan program,
routine annual wage and benefit increases, and management increasing the minimum hourly wage for banking positions to
$15.

The decrease in net occupancy and equipment expense was primarily due to a reduction of various expenses related to the
redevelopment of the Company’s headquarters

in downtown Auburn.

This amount includes revised depreciation estimates
and other temporary relocation costs.

Income Tax

Expense

Income tax expense was $0.9

million for the first six months of 2021 compared to $0.8

million for the first six months of
2020,

reflecting an increase in earnings before taxes and effective tax rate of 17.76% and 17.86%, respectively.

BALANCE SHEET ANALYSI

S

Securities

Securities available-for-sale were $3

84.9 million at June 30, 2021 compared to $335.2 million at December

31, 2020.

This
increase reflects an increase in the amortized cost basis of securities available-for-sale of $54.2 million, and a decrease

of
$4.5 million in the fair value of securities available-for

-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in
long-term interest rates.

The average annualized tax-equivalent yields earned on total securities were 1.72%

in the first six
months of 2021 and 2.45%

in the first six months of 2020.

Loans
2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 87,933 88,687 82,585 98,244 87,754
Construction and land development 37,477 30,332 33,514 31,651 32,967
Commercial real estate 242,845 254,731 255,136 250,992 250,588
Residential real estate 82,164 82,848 84,154 85,054 85,825
Consumer installment 7,762 6,524 7,099 7,731 8,631
Total loans 458,181 463,122 462,488 473,672 465,765
Less:

unearned income
(1,197) (1,243) (788) (1,219) (1,491)
Loans, net of unearned income $ 456,984 461,879 461,700 472,453 464,274

Total loans, net of unearned

income, were $457.0 million at June 30, 2021, a

decrease of $4.7 million from $461.7 million
at December 31, 2020.

Excluding PPP loans, total loans net of unearned income, were $4

35.7 million, a decrease of $6.5
million, or 1% from $442.3 million at December 31, 2020

.

Four loan categories represented the majority of the loan
portfolio at June 30, 2021: commercial real estate (53%), residential real estate (18%), commercial and industrial (19%) and
construction and land development (8%).

Approximately 21%

of the Company’s commercial

real estate loans were
classified as owner-occupied at June 30, 2021.

Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $8.1 million,
or 2% of total loans, at June 30, 2021, compared to $8.7 million,

or 2% of total loans, at December 31, 2020.

For
residential real estate mortgage loans with a consumer purpose,

the Company had no loans that required interest-only
payments at June 30, 2021 and December 31, 2020. The

Company’s residential real estate

mortgage portfolio does not
include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.47

%

in the first six months of 2021 and 4.75% in the first
six months of 2020.

The specific economic and credit risks associated with our loan po rtfolio include, but are not limited to, the effects of
current economic conditions, including the COVID-19 pandemic’s effects, on our borrowers’ cash flows, real

estate market
sales volumes, valuations, availability and cost of financing properties,

real estate industry concentrations, competitive
pressures from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations, reduced collateral
values or non-existent collateral, title defects, inaccurate appraisals,

financial deterioration of borrowers, fraud, and any
violation of applicable laws and regulations.

The Company attempts to reduce these economic and credit

risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’

financial position. Also, we have
established and periodically review,

lending policies and procedures. Banking regulations limit a bank’s credit exposure

by
prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $20.7 million.

Furthermore, we have an internal limit for aggregate credit

exposure (loans outstanding plus
unfunded commitments) to a single borrower of $18.6

million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At June 30, 2021, the Bank had no
relationships exceeding these limits.

We periodically

analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries.

We use classification

systems broadly accepted by the
financial services industry in order to categorize our

commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s

total risk-based capital at June 30, 2021 (and related

balances at December
31, 2020).

June 30, December 31,
(Dollars in thousands) 2021 2020
Hotel/motel $ 46,963 $ 42,900
Lessors of 1-4 family residential properties 49,024 49,127
Multi-family residential properties 39,316 40,203
Shopping centers 29,834 30,000

COVID-19 Modifications

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

As
of June 30, 2021 and December 31, 2020, we have granted loan payment deferrals or payments of interest-only primarily
on commercial and industrial and commercial real estate loans totaling

$32.3 million, or 7% of total loans, compared to
$112.7 million, or 24% of total loans at

June 30, 2020, the end of the first quarterly period we began loan modifications to
assist customers through the COVID-19 pandemic.

Based on discussions with our borrowers, we expect

these to further
decline over the second half of 2021.

The tables below provide information concerning the composition of these COVID-19 modifications as of June 30, 2021
and December 31, 2020.

Modification Types
(Dollars in thousands)
# of Loans
Modified Balance
% of Portfolio
Modified
Interest Only
Payment
P&I

Payments
Deferred
June 30, 2021:
Commercial and industrial 2 $ 740

—

% 100% — %
Commercial real estate 12 31,363

7

100 —
Residential real estate 2 242

—

— 100
Total 16 $ 32,345

7

% 99% 1%
December 31, 2020:
Commercial and industrial 2 $ 741

—

% 100% — %
Commercial real estate 12 31,399

7

100 —
Residential real estate 2 133

—

— 100
Total 16 $ 32,273

7

% 99% 1%
COVID-19 Modifications within Commercial Real

Estate Segment
(Dollars in thousands)
# of Loans
Modified
Balance of
Loans Modified
% of Total

Loan Class
June 30, 2021:
Hotel/motel 10 $ 26,391 49%
Multifamily 1 3,530 9
Restaurants 1 1,442 11
December 31, 2020:
Hotel/motel 10 $ 26,427 49%
Multifamily 1 3,530 9
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

1

million at
June 30, 2021 compared to $5.6 million at December 31,

2020, which management believed to be adequate at each of the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2021
and the previous four quarters is presented below.

2021 2020
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 5,682 5,618 5,575 5,308 4,867
Charge-offs:
Commercial and industrial
— — (4) — (3)
Residential real estate
(1) — — — —
Consumer installment
— (5) (1) (4) (28)
Total charge

-offs
(1) (5) (5) (4) (31)
Recoveries
26 69 48 21 22
Net recoveries (charge-offs)
25 64 43 17 (9)
Provision for loan losses
(600) — — 250 450
Ending balance
$ 5,107 5,682 5,618 5,575 5,308
as a % of loans 1.12% 1.23 1.22 1.18 1.14
as a % of nonperforming loans 813% 726 1,052 1,015 783
Net (recoveries) charge-offs as % of average loans

(a)
(0.02) % (0.06) (0.04) (0.01) 0.01
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
(including the timing of future payment), the estimated value of any underlying collateral, composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.12

%

at June 30, 2021, compared to 1.22% at December 31,

2020.

At June 30, 2021, the Company’s allowance

for loan losses was 1.17% of total loans, excluding PPP

loans. In the future,
the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our quarterly allowance assessment, including the duration and magnitude of COVID

-19 effects, in their entirety either improve or
weaken.

In addition, our regulators, as an integral part of their examination process, will periodically review the
Company’s allowance for loan

losses, and may require the Company to make additional provisions to the allowance for
loan losses based on their judgment about information available to them at the time of their examinations.

Nonperforming Assets

The Company had $0.6

million and $0.5

million in nonperforming assets at June 30, 2021 and December 31,

2020,
respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2021 and the previous four quarters.

2021 2020
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 628 783 534 549 678
Total nonperforming assets $ 628 783 534 549 678
as a % of loans and other real estate owned 0.14% 0.17 0.12 0.12 0.15 as a % of total assets 0.06% 0.08 0.06 0.06 0.07
Nonperforming loans as a % of total loans 0.14% 0.17 0.12 0.12 0.15

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2021

and
the previous four quarters.

2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 199 206 212 216 218
Residential real estate 429 577 322 332 459
Consumer installment — — — 1 1
Total nonaccrual loans $ 628 783 534 549 678

The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.

At June 30, 2021, the
Company had $0.6

million in loans on nonaccrual status compared to $0.5 million at December 31,

2020.

The Company had no loans 90 days or more past due and still

accruing at June 30, 2021 compared to $0.1 million at
December 31, 2020.

The Company had no OREO at June 30, 2021 or December 31,

2020.

Potential Problem Loans

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit
problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present
repayment terms.

This definition is believed to be substantially consistent with the standards established by the Federal
Reserve, the Company’s pri

mary regulator, for loans classified as

substandard, excluding nonaccrual loans.

Potential
problem loans, which are not included in nonperforming assets,

amounted to $2.8 million, or 0.6% of total loans at June 30,
2021, and $2.9 million, or 0.6% of total loans at December 31,

2020.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2021
and the previous four quarters.

2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and industrial $ 291 299 218 230 211
Construction and land development 239 247 254 563 568
Commercial real estate 178 173 188 188 165
Residential real estate 2,096 2,092 2,229 2,486 2,645
Consumer installment 7 9 23 42 55
Total potential problem loans $ 2,811 2,820 2,912 3,509 3,644

At June 30, 2021 the Company had $0.1 million in potential problem loans that were past due at least 30 days, but less than
90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days,

but less than
90 days,

for the second quarter of 2021 and the previous four quarters

.

2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial $ 1 42 230 48 83
Construction and land development 204 10 61 — —
Commercial real estate 205 180 29 — 168
Residential real estate 68 399 1,509 106 620
Consumer installment 7 36 29 6 8
Total

$ 485 667 1,858 160 879

Deposits

Total deposits increased

$83.7 million, or 10% to $923.5 million at June 30, 2021,

compared to $839.8 million at December
31, 2020.

Noninterest-bearing deposits were $283.4 million, or 31% of total deposits, at June 30, 2021, compared to
$245.4 million, or 29%

of total deposits at December 31, 2020.

These increases reflect deposits from customers who
received PPP loans, the impact of government stimulus checks, delayed tax payments

and less customer spending during
the COVID-19 pandemic.

The average rate paid on total interest-bearing deposits was 0.42

%

in the first six months of 2021 compared to 0.75% in the
first six months of 2020.

The decline in average rates paid on total interest-bearing deposits was largely driven by generally
lower market interest rates.

Other Borrowings

Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal
funds purchased and agreements with certain customers to sell certain securities under agreements to repurchase with an
original maturity less than one year.

The Bank had available federal funds lines totaling $41.0

million with none
outstanding at June 30, 2021, and at December 31, 2020,

respectively. Securities sold

under agreements to repurchase
totaled $3.5 million at June 30, 2021, compared to $2.4

million at December 31, 2020.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2021 compared to 0.75% in the first
six months of 2020.

The Company had no long-term debt at June 30, 2021 and

December 31, 2020.

CAPITAL ADEQUACY

The Company’s consolidated stockholders’

equity was $106.0 million and $107.7 million as of June 30,

2021 and
December 31, 2020, respectively.

The decrease from December 31, 2020 was primarily driven by an other comprehensive
loss due to the change in unrealized gains (losses) on securities available-for-sale, net of tax of $3.3 million, cash dividends paid of $1.8 million, and repurchases of the Company’s

stock of $0.8 million.

During the first six months of 2021, the
Company repurchased 20,511 shares under the

Company’s current stock repurchase program.

These shares were
repurchased at an average cost per share of $36.56 and

a total cost of $0.8 million.

These decreases in the Company’s
consolidated stockholders’ equity were partially offset

by net earnings of $4.3 million.

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

At June 30, 2021,

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

The Bank’s
tier 1 leverage ratio was 9.81%, CET1 risk-based capital ratio was 17.03%, tier 1 risk-based capital ratio was 17.03%, and
total risk-based capital ratio was 17.94%

at June 30, 2021. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0%
for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation

buffer was 9.94%

at
June 30, 2021.

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
●

+/- 10% for a gradual change of 200 basis points
●

+/- 5% for a gradual change of 100 basis points

At June 30, 2021, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

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

●

45% for an instantaneous change of +/-

400 basis points
●

35% for an instantaneous change of +/-

300 basis points
●

25% for an instantaneous change of +/-

200 basis points
●

15% for an instantaneous change of +/-

100 basis points

At June 30, 2021, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

The Company may also use derivative financial instruments

to improve the balance between interest-sensitive assets and interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company may

enter into interest rate swaps to facilitate customer
transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not designated as
hedging instruments. At June 30, 2021 and December 31,

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

In addition to these sources, the Bank may participate in the
FHLB’s advance program to obtain

funding for its growth. Advances include

both fixed and variable terms and may be
taken out with varying maturities. At June 30, 2021, the Bank had a remaining available line of credit with the FHLB of
$297.9 million. At June 30, 2021, the Bank also had $41.0

million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including

loan commitments and reasonable borrower,

depositor, and
creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies

and Contractual Obligations

At June 30, 2021, the Bank had outstanding standby letters of credit of $1.4

million and unfunded loan commitments
outstanding of $69.4 million.

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

As of June 30, 2021,

the unpaid principal balance of residential mortgage loans, which we have originated and sold, but
retained the servicing rights was $260.8 million.

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

The Company was not required to repurchase any loans during the first six months of 2021 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase

or
make-whole requests at June 30, 2021.

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

As of June 30, 2021,

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

2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 5,975 5,937 6,188 5,868 6,070
Tax-equivalent adjustment 118 120 123 122 127
Net interest income (Tax

-equivalent)
$ 6,093 6,057 6,311 5,990 6,197
Six months ended June 30,

(In thousands) 2021 2020
Net interest income (GAAP) $ 11,912 12,282
Tax-equivalent adjustment 238 247
Net interest income (Tax

-equivalent)
$ 12,150 12,529

Table 2

- Selected Quarterly Financial Data

2021 2020
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,093 6,057 6,311 5,990 6,197
Less: tax-equivalent adjustment 118 120 123 122 127
Net interest income (GAAP) 5,975 5,937 6,188 5,868 6,070
Noninterest income 1,110 1,182 1,403 1,374 1,363
Total revenue 7,085 7,119 7,591 7,242 7,433
Provision for loan losses (600)
—

—

250 450
Noninterest expense 4,895 4,690 5,086 4,653 4,959
Income tax expense

504 423 449 403 363
Net earnings $ 2,286 2,006 2,056 1,936 1,661
Per share data:
Basic and diluted net earnings

$ 0.65 0.56 0.58 0.54 0.47
Cash dividends declared 0.26 0.26 0.255 0.255 0.255
Weighted average shares outstanding:
Basic and diluted 3,554,871 3,566,299 3,566,276 3,566,239 3,566,166
Shares outstanding 3,545,855 3,566,326 3,566,276 3,566,276 3,566,176
Book value $ 29.91 29.06 30.20 29.81 29.53
Common stock price
High $ 38.90 48.00 43.00 56.80 63.40
Low

34.50 37.55 36.75 26.26 36.81
Period end 35.46 38.37 42.29 36.26 57.09
To earnings ratio 15.22 x 17.85 20.23 15.97 24.29
To book value 119% 132 140 122 193
Performance ratios:
Return on average equity

8.74% 7.37 7.63 7.26 6.34
Return on average assets

0.91% 0.82 0.87 0.84 0.74
Dividend payout ratio 40.00% 46.43 43.97 47.22 54.26
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.12% 1.23 1.22 1.18 1.14
Nonperforming loans 813% 726 1,052 1,015 783
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.17 0.12 0.12 0.15
Total assets

0.06% 0.08 0.06 0.06 0.07
Nonperforming loans as a % of total loans 0.14% 0.17 0.12 0.12 0.15
Annualized net (recoveries) chargeoffs as a % of average loans (0.02) % (0.06) (0.04) (0.01) 0.01
Capital Adequacy: (c)
CET 1 risk-based capital ratio 17.03% 17.21 17.27 17.70 18.00
Tier 1 risk-based capital ratio 17.03% 17.21 17.27 17.70 18.00
Total risk-based capital ratio 17.94% 18.25 18.31 18.77 19.04
Tier 1 leverage ratio 9.81% 9.99 10.32 10.38 10.62
Other financial data:
Net interest margin (a) 2.60% 2.66 2.81 2.72 2.95
Effective income tax rate 18.06% 17.41 17.92 17.23 17.93
Efficiency ratio (b) 67.96% 64.79 65.93 63.19 65.60
Selected average balances:
Securities $ 370,582 353,031 325,102 315,542 291,333
Loans, net of unearned income 460,672 463,424 466,704 465,285 466,971
Total assets 1,005,041 980,884 944,439 924,949 893,720
Total deposits 894,757 863,194 828,801 810,747 782,381
Total stockholders’ equity 104,591 108,890 107,791 106,709 104,820
Selected period end balances:

Securities $ 384,865 359,630 335,177 320,922 302,193
Loans, net of unearned income 456,984 461,879 461,700 472,453 464,274
Allowance for loan losses 5,107 5,682 5,618 5,575 5,308
Total assets 1,036,232 993,263 956,597 937,890 942,887
Total deposits 923,462 880,590 839,792 823,980 829,810
Total stockholders’ equity 106,043 103,639 107,689 106,314 105,299
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3

- Selected Financial Data

Six months ended June 30,

(Dollars in thousands, except per share amounts) 2021 2020
Results of Operations
Net interest income (a) $ 12,150 12,529
Less: tax-equivalent adjustment 238 247
Net interest income (GAAP) 11,912 12,282
Noninterest income 2,292 2,598
Total revenue 14,204 14,880
Provision for loan losses (600)
850

Noninterest expense 9,585 9,815
Income tax expense 927 753
Net earnings $ 4,292 3,462
Per share data:
Basic and diluted net earnings

$ 1.21 0.97
Cash dividends declared 0.520 0.51
Weighted average shares outstanding:
Basic and diluted 3,560,554 3,566,156
Shares outstanding, at period end 3,545,855 3,566,176
Book value $ 29.91 29.53
Common stock price
High $ 48.00 63.40
Low

34.50 24.11
Period end 35.46 57.09
To earnings ratio 15.22 x 24.29
To book value 119% 193
Performance ratios:
Return on average equity

8.04% 6.78
Return on average assets

0.86% 0.80
Dividend payout ratio 42.98% 52.58
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.12% 1.14
Nonperforming loans 813% 783
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.15
Total assets

0.06% 0.07
Nonperforming loans as a % of total loans 0.14% 0.15
Annualized net recoveries as a % of average loans (0.04) %
(0.03)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 17.03% 18.00
Tier 1 risk-based capital ratio 17.03% 18.00
Total risk-based capital ratio 17.94% 19.04
Tier 1 leverage ratio 9.81% 10.62
Other financial data:
Net interest margin (a) 2.63% 3.09
Effective income tax rate 17.76% 17.86
Efficiency ratio (b) 66.37% 64.88
Selected average balances:
Securities $ 361,855 274,325
Loans, net of unearned income 462,040 459,091
Total assets 992,940 866,222
Total deposits 879,063 758,215
Total stockholders’ equity 106,729 102,190
Selected period end balances:

Securities $ 384,865 302,193
Loans, net of unearned income 456,984 464,274
Allowance for loan losses 5,107 5,308
Total assets 1,036,232 942,887
Total deposits 923,462 829,810
Total stockholders’ equity 106,043 105,299
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

Loans and loans held for sale (1) $ 462,319 $ 5,112 4.44% $ 470,335 $ 5,494 4.70%
Securities - taxable 307,941 1,009 1.31% 226,585 1,056 1.87%
Securities - tax-exempt (2) 62,641 562 3.60% 64,748 603 3.75%
Total securities

370,582 1,571 1.70% 291,333 1,659 2.29%
Federal funds sold 36,570 11 0.12% 31,673 16 0.20%
Interest bearing bank deposits 72,144 17 0.09% 51,352 11 0.09%
Total interest-earning assets 941,615 $ 6,711 2.86% 844,693 $ 7,180 3.42%
Cash and due from banks 14,824 13,361
Other assets 48,602 35,666
Total assets $ 1,005,041 $ 893,720
Interest-bearing liabilities:
Deposits:

NOW $ 174,138 $ 45 0.10% $ 154,225 $ 138 0.36%
Savings and money market 286,477 150 0.21% 231,571 263 0.46%
Time deposits 159,347 419 1.05% 165,922 580 1.41%
Total interest-bearing deposits 619,962 614 0.40% 551,718 981 0.72%
Short-term borrowings 3,370 4 0.50% 1,428 2 0.50%
Total interest-bearing liabilities 623,332 $ 618 0.40% 553,146 $ 983 0.71%
Noninterest-bearing deposits 274,795

230,663

Other liabilities 2,323 5,091
Stockholders' equity 104,591

104,820

Total liabilities and

stockholders' equity
$ 1,005,041 $ 893,720
Net interest income and margin (tax-equivalent) $ 6,093 2.60% $ 6,197 2.95%

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

Loans and loans held for sale (1) $ 464,332 $ 10,290 4.47% $ 461,245 $ 10,906 4.75%
Securities - taxable 299,011 1,958 1.32% 211,503 2,167 2.06%
Securities - tax-exempt (2) 62,844 1,134 3.64% 62,822 1,176 3.76%
Total securities

361,855 3,092 1.72% 274,325 3,343 2.45%
Federal funds sold 34,700 23 0.13% 30,716 109 0.71%
Interest bearing bank deposits 71,252 33 0.09% 50,365 197 0.79%
Total interest-earning assets 932,139 $ 13,438 2.91% 816,651 $ 14,555 3.58%
Cash and due from banks 14,355 13,773
Other assets 46,446 35,798
Total assets $ 992,940 $ 866,222
Interest-bearing liabilities:
Deposits:

NOW $ 173,102 $ 111 0.13% $ 151,785 $ 326 0.43%
Savings and money market 284,174 321 0.23% 226,240 516 0.46%
Time deposits 159,406 848 1.07% 166,685 1,180 1.42%
Total interest-bearing deposits 616,682 1,280 0.42% 544,710 2,022 0.75%
Short-term borrowings 3,266 8 0.50% 1,394 4 0.50%
Total interest-bearing liabilities 619,948 $ 1,288 0.42% 546,104 $ 2,026 0.75%
Noninterest-bearing deposits 262,381

213,505

Other liabilities 3,882 4,423
Stockholders' equity 106,729

102,190

Total liabilities and

stockholders' equity
$ 992,940 $ 866,222
Net interest income and margin (tax-equivalent) $ 12,150 2.63% $ 12,529 3.09%

(1) Average loan balances

are shown net of unearned income and loans on nonaccrual stat us have been included

in the computation of average balances.
(2) Yields on tax-exempt securities

have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 6

- Loan Portfolio Composition

2021 2020
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial
$
87,933 88,687 82,585 98,244 87,754
Construction and land development 37,477 30,332 33,514 31,651 32,967
Commercial real estate 242,845 254,731 255,136 250,992 250,588
Residential real estate 82,164 82,848 84,154 85,054 85,825
Consumer installment 7,762 6,524 7,099 7,731 8,631
Total loans 458,181 463,122 462,488 473,672 465,765
Less:

unearned income
(1,197) (1,243) (788) (1,219) (1,491)
Loans, net of unearned income 456,984 461,879 461,700 472,453 464,274
Less: allowance for loan losses (5,107) (5,682) (5,618) (5,575) (5,308)
Loans, net
$
451,877 456,197 456,082 466,878 458,966

Table 7

- Allowance for Loan Losses and Nonperforming Assets

2021 2020
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Allowance for loan losses:
Balance at beginning of period
$ 5,682 5,618 5,575 5,308 4,867
Charge-offs:
Commercial and industrial
— — (4) — (3)
Residential real estate
(1) — — — —
Consumer installment
— (5) (1) (4) (28)
Total charge

-offs
(1) (5) (5) (4) (31)
Recoveries
26 69 48 21 22
Net recoveries (charge-offs)
25 64 43 17 (9)
Provision for loan losses
(600) — — 250 450
Ending balance
$ 5,107 5,682 5,618 5,575 5,308
as a % of loans 1.12% 1.23 1.22 1.18 1.14
as a % of loans (excluding PPP loans) 1.17% 1.31 1.27 1.28 1.24 as a % of nonperforming loans 813% 726 1,052 1,015 783
Net (recoveries) charge-offs as % of avg. loans

(a)
(0.02) % (0.06) (0.04) (0.01) 0.01
Nonperforming assets:
Nonaccrual loans $ 628 783 534 549 678
Total nonperforming assets $ 628 783 534 549 678
as a % of loans and other real estate owned 0.14% 0.17 0.12 0.12 0.15 as a % of total assets 0.06% 0.08 0.06 0.06 0.07
Nonperforming loans as a % of total loans 0.14% 0.17 0.12 0.12 0.15
Accruing loans 90 days or more past due $ — — 21 71 49
(a) Net recoveries (charge-offs) are annualized.

Table 8

- Allocation of Allowance for Loan Losses

2021 2020
Second Quarter First Quarter Fourth Quarter Third Quarter Second Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 829 19.2 $ 828 19.1 $ 807 17.9 $ 798 20.7 $ 679 18.8
Construction and land

development 639 8.2 551 6.5 594 7.2 582 6.7 613 7.1
Commercial real estate 2,704 53.0 3,259 55.1 3,169 55.2 3,120 53.0 2,915 53.8
Residential real estate 838 17.9 951 17.9 944 18.2 954 18.0 954 18.4
Consumer installment 97 1.7 93 1.4 104 1.5 121 1.6 147 1.9
Total allowance for loan losses $ 5,107 $ 5,682 $ 5,618 $ 5,575 $ 5,308
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- CDs and Other Time Deposits of $100,000

or More

(Dollars in thousands) June 30, 2021
Maturity of:
3 months or less $ 21,587
Over 3 months through 6 months 22,640
Over 6 months through 12 months 21,072
Over 12 months 40,693
Total CDs and other

time deposits of $100,000 or more
$ 105,992

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

The Company’s repurchases of its common

stock during the second quarter of 2021 were as follows:

Period
Total Number of
Shares

Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet

Be
Purchased Under the
Plans or Programs
(1)
April 1 - April 30, 2021
2,477 $ 35.84 2,477 $ 4,911,235
May 1 - May 31, 2021
18,034 36.66 18,034 4,250,048
June 1 - June 30, 2021
— — — 4,250,048
Total
20,511 36.56 20,511 4,250,048
(1)

On March 9, 2021, the Company adopted a $5 million stock repurchase program that become effective April 1, 2021.

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

XBRL Instance Document
101.SCH

XBRL Taxonomy Extension

Schema Document
101.CAL

XBRL Taxonomy Extension

Calculation Linkbase Document
101.LAB

XBRL Taxonomy Extension

Label Linkbase Document
101.PRE

XBRL Taxonomy Extension

Presentation Linkbase Document
101.DEF

XBRL Taxonomy Extension

Definition Linkbase Document
104

Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

July 30, 2021

By:

/s/ Robert W.

Dumas

Robert W.

Dumas
Chairman, President and CEO
Date:

July 30, 2021

By:

/s/ David A. Hedges

David A. Hedges
Executive Vice President and

Chief Financial Officer