Form 10-Q
period 2021-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2021-10-29
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
September 30, 2021
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
Class Outstanding at October 28, 2021
Common Stock, $0.01 par value per share
3,527,654

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020
3

Consolidated Statements of Earnings (Unaudited) for the quarter and nine months ended September 30, 2021 and 2020
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and nine months ended
September 30, 2021 and 2020
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and nine months ended September
30, 2021 and 2020
6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
Table 1 – Explanation of Non-GAAP Financial Measures
48
Table 2 – Selected Quarterly Financial Data
49
Table 3 – Selected Financial Data
50
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended September 30, 2021 and
2020
51
Table 5 – Average Balances and Net Interest Income Analysis – for the nine months ended September 30, 2021 and 2020
52
Table 6 – Loan Portfolio Composition
53
Table 7 – Allowance for Loan Losses and Nonperforming Assets
54
Table 8 – Allocation of Allowance for Loan Losses
55
Table 9 – CDs and Other Time Deposits of $100,000 or more
56
Item 3
Quantitative and Qualitative Disclosures About Market Risk
57
Item 4
Controls and Procedures
57
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
57
Item
1A
Risk Factors
57
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
58
Item 3
Defaults Upon Senior Securities
58
Item 4
Mine Safety Disclosures
58
Item 5
Other Information
58
Item 6
Exhibits
59

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

September 30, December 31,
(Dollars in thousands, except share data) 2021 2020
Assets:
Cash and due from banks $
21,363
$
14,868
Federal funds sold
38,616
28,557
Interest-bearing bank deposits
87,405
69,150
Cash and cash equivalents
147,384
112,575
Securities available-for-sale

407,474
335,177
Loans held for sale
577
3,418
Loans, net of unearned income 453,232 461,700
Allowance for loan losses
(5,119)
(5,618)
Loans, net
448,113
456,082
Premises and equipment, net
34,994
22,193
Bank-owned life insurance
19,534
19,232
Other assets
7,795
7,920
Total assets $
1,065,871
$
956,597
Liabilities:
Deposits:
Noninterest-bearing

$
299,150
$
245,398
Interest-bearing
655,821
594,394
Total deposits
954,971
839,792
Federal funds purchased and securities sold under agreements to repurchase
3,310
2,392
Accrued expenses and other liabilities
2,661
6,723
Total liabilities
960,942
848,907
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,794
3,789
Retained earnings
109,018
105,617
Accumulated other comprehensive income, net
2,751
7,599
Less treasury stock, at cost -
427,797

shares and
390,859

at September 30, 2021
and December 31, 2020, respectively
(10,673)
(9,354)
Total stockholders’ equity 104,929
107,690
Total liabilities and stockholders’

equity
$
1,065,871
$
956,597
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except share and per share data) 2021 2020 2021 2020
Interest income:
Loans, including fees $
5,127
$
5,453
$
15,417
$
16,359
Securities:
Taxable
1,048
913
3,006
3,080
Tax-exempt
441
461
1,337
1,390
Federal funds sold and interest-bearing bank deposits
49
26
105
332
Total interest income
6,665
6,853
19,865
21,161
Interest expense:
Deposits
620
983
1,900
3,005
Short-term borrowings
4
2
12
6
Total interest expense
624
985
1,912
3,011
Net interest income
6,041
5,868
17,953
18,150
Provision for loan losses
—
250
(600)
1,100
Net interest income after provision for loan

losses
6,041
5,618
18,553
17,050
Noninterest income:
Service charges on deposit accounts
149
139
419
437
Mortgage lending
268
702
1,241
1,615
Bank-owned life insurance
100
109
302
615
Other
397
408
1,244
1,202
Securities gains, net
15
16
15
103
Total noninterest income
929
1,374
3,221
3,972
Noninterest expense:
Salaries and benefits
2,893
2,802
8,641
8,230
Net occupancy and equipment
436
457
1,292
1,974
Professional fees
232
230
814
877
Other
1,148
1,164
3,547
3,387
Total noninterest expense
4,709
4,653
14,294
14,468
Earnings before income taxes
2,261
2,339
7,480
6,554
Income tax expense
386
403
1,313
1,156
Net earnings $
1,875
$
1,936
$
6,167
$
5,398
Net earnings per share:
Basic and diluted $
0.53
$
0.54
$
1.74
$
1.51
Weighted average shares

outstanding:
Basic and diluted
3,536,320
3,566,239
3,552,387
3,566,184
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended September 30, Nine months ended September 30,
(Dollars in thousands) 2021 2020 2021 2020
Net earnings $
1,875
$
1,936
$
6,167
$
5,398
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities
(1,493)
(5)
(4,837)
5,387
Reclassification adjustment for net gain on securities

recognized in net earnings
(11)
(12)
(11)
(77)
Other comprehensive (loss) income (1,504) (17)
(4,848)
5,310
Comprehensive income $
371
$
1,919
$
1,319
$
10,708
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data)
Outstanding Stock capital earnings income (loss) stock Total
Quarter ended September 30, 2021
Balance, June 30, 2021
3,545,855
$
39
$
3,792
$
108,060
$
4,255
$
(10,103)
$
106,043
Net earnings —
—
—
1,875
—
—
1,875
Other comprehensive loss —
—
—
—
(1,504)
—
(1,504)
Cash dividends paid ($
.26

per share)
—
—
—
(917)
—
—
(917)
Stock repurchases
(16,582)
—
—
—
—
(570)
(570)
Sale of treasury stock
65
—
2
—
—
—
2
Balance, September 30, 2021
3,529,338
$
39
$
3,794
$
109,018
$
2,751
$
(10,673)
$
104,929
Quarter ended September 30, 2020
Balance, June 30, 2020
3,566,176
$
39
$
3,785
$
103,444
$
7,386
$
(9,355)
$
105,299
Net earnings —
—
—
1,936
—
—
1,936
Other comprehensive loss —
—
—
—
(17)
—
(17)
Cash dividends paid ($ .255

per share)
—
—
—
(909)
—
—
(909)
Sale of treasury stock
100
—
4
—
—
1
5
Balance, September 30, 2020
3,566,276
$
39
$
3,789
$
104,471
$
7,369
$
(9,354)
$
106,314
Nine months ended September 30, 2021
Balance, December 31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$
107,690
Net earnings —
—
—
6,167
—
—
6,167
Other comprehensive loss —
—
—
—
(4,848)
—
(4,848)
Cash dividends paid ($
.78

per share)
—
—
—
(2,766)
—
—
(2,766)
Stock repurchases
(37,093)
—
—
—
—
(1,320)
(1,320)
Sale of treasury stock
155
—
5
—
—
1
6
Balance, September 30, 2021
3,529,338
$
39
$
3,794
$
109,018
$
2,751
$
(10,673)
$
104,929
Nine months ended September 30, 2020
Balance, December 31, 2019
3,566,146
$
39
$
3,784
$
101,801
$
2,059
$
(9,355)
$
98,328
Net earnings —
—
—
5,398
—
—
5,398
Other comprehensive income —
—
—
—
5,310
—
5,310
Cash dividends paid ($
.765

per share)
—
—
—
(2,728)
—
—
(2,728)
Sale of treasury stock
130
—
5
—
—
1
6
Balance, September 30, 2020
3,566,276
$
39
$
3,789
$
104,471
$
7,369
$
(9,354)
$
106,314
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended September 30,
(Dollars in thousands) 2021 2020
Cash flows from operating activities:
Net earnings $
6,167
$
5,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses
(600)
1,100
Depreciation and amortization
967
1,336
Premium amortization and discount accretion, net
2,954
1,950
Net gain on securities available-for-sale
(15)
(103)
Net gain on sale of loans held for sale
(1,168)
(1,569)
Net gain on other real estate owned
—
(52)
Loans originated for sale
(39,632)
(60,173)
Proceeds from sale of loans
43,234
58,707
Increase in cash surrender value of bank-owned life insurance
(302)
(334)
Income recognized from death benefit on bank-owned life insurance
—
(282)
Net increase in other assets
(216)
(1,235)
Net decrease in accrued expenses and other liabilities
(2,430)
(585)
Net cash provided by operating activities
8,959
4,158
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
—
21,029
Proceeds from prepayments and maturities of securities available-for-sale
53,724
39,909
Purchase of securities available-for-sale
(135,434)
(140,714)
Decrease (increase) in loans, net
8,569
(11,562)
Net purchases of premises and equipment
(13,287)
(1,527)
Proceeds from bank-owned life insurance death benefit
—
694
Decrease (increase) in FHLB stock
267
(9)
Proceeds from sale of other real estate owned
—
151
Net cash used in investing activities
(86,161)
(92,029)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits
53,752
42,264
Net increase in interest-bearing deposits
61,427
57,564
Net increase in federal funds purchased and securities sold

under agreements to repurchase
918
1,001
Stock repurchases
(1,320)
—
Dividends paid
(2,766)
(2,728)
Net cash provided by financing activities
112,011
98,101
Net change in cash and cash equivalents
34,809
10,230
Cash and cash equivalents at beginning of period
112,575
92,443
Cash and cash equivalents at end of period $
147,384
$
102,673
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
1,914
$
3,011
Income taxes
2,145
1,956
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

The majority of the Company’s revenue stream

is generated from
interest income on loans and securities which are outside the scope of ASC 606.

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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to September 30, 2021. The Company does not believe there were any material subsequent events during this
period that would have required further recognition or disclosure in the unaudited consolidated financial statements
included in this report.

Accounting Developments
In the first nine months of 2021, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the respective period.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of
securities or other rights for, or convertible into, shares of the

Company’s common stock.

At September 30, 2021 and
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
Net earnings $
1,875
$
1,936
$
6,167
$
5,398
Weighted average common

shares outstanding
3,536,320
3,566,239
3,552,387
3,566,184
Net earnings per share $
0.53
$
0.54
$
1.74
$
1.51
NOTE 3: SECURITIES
At September 30, 2021 and December 31, 2020, respectively,

all securities within the scope of ASC 320,
Investments –
Debt and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-
for-sale by contractual maturity at September 30, 2021 and December

31, 2020, respectively, are

presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
September 30, 2021
Agency obligations (a) $
10,033
39,042
70,434
—
119,509
1,657
1,492
$
119,344
Agency MBS (a)
—
779
31,041
181,794
213,614
2,188
1,840
213,266
State and political subdivisions
381
979
14,916
58,075
74,351
3,440
280
71,191
Total available-for-sale $
10,414
40,800
116,391
239,869
407,474
7,285
3,612
$
403,801
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
Securities with aggregate fair values of $
173.0

million and $
166.9

million at September 30, 2021 and December 31, 2020,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.2

million and $
1.4

million at September 30, 2021 and
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
(Dollars in thousands) Value Losses Value Losses Value Losses
September 30, 2021:
Agency obligations

$
50,658
1,051
15,002
441
$
65,660
1,492
Agency MBS
122,322
1,678
10,810
162
133,132
1,840
State and political subdivisions
10,249
177
2,104
103
12,353
280
Total

$
183,229
2,906
27,916
706
$
211,145
3,612
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
Other-Than-Temporarily

Impaired Securities
Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At September
30, 2021 and December 31, 2020, the Company had no credit-impaired debt securities and there were no additions or
reductions in the credit loss component of credit-impaired debt securities during the quarters ended September 30, 2021 and
2020, respectively.

Realized Gains and Losses
The following table presents the gross realized gains and losses on sales of securities.
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2021 2020 2021 2020
Gross realized gains $
15
78
$
15
184
Gross realized losses
—
(62)
—
(81)
Realized gains, net $
15
16
$
15
103

NOTE 4: LOANS AND ALLOWANCE

FOR LOAN LOSSES
September 30, December 31,
(Dollars in thousands) 2021 2020
Commercial and industrial $
79,202
$
82,585
Construction and land development
34,890
33,514
Commercial real estate:
Owner occupied
57,138
54,033
Hotel/motel 44,412
42,900
Multi-family
41,291
40,203
Other
109,957
118,000
Total commercial real estate
252,798
255,136
Residential real estate:
Consumer mortgage
32,558
35,027
Investment property
47,647
49,127
Total residential real estate
80,205
84,154
Consumer installment
7,060
7,099
Total loans
454,155
462,488
Less: unearned income
(923)
(788)
Loans, net of unearned income $
453,232
$
461,700
Loans secured by real estate were approximately 81.0%

of the Company’s total loan portfolio

at September 30, 2021.

At
September 30, 2021, the Company’s

geographic loan distribution was concentrated primarily in Lee County,

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

The Company had
178

and
265

PPP loans with an aggregate outstanding principal balance of
$
13.3

million and $
19.0

million, included in this category, as

of September 30, 2021 and December 31, 2020, respectively.

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
● Multi-family

– primarily includes loans to finance income-producing multi-family properties

.

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
Loans in this class include loans for neighborhood retail centers, medical and professional offices, single retail
stores, industrial buildings, and warehouses leased to local businesses. Generally

,

the primary source of repayment
is dependent upon income generated from the real estate collateral. The underwriting of these loans takes into
consideration the occupancy and rental rates, as well as the financial health of the borrower.

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

,

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
September 30, 2021 and December 31, 2020.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
September 30, 2021:
Commercial and industrial $
79,134
68
—
79,202
—
$
79,202
Construction and land development
34,890
—
—
34,890
—
34,890
Commercial real estate:
Owner occupied
57,138
—
—
57,138
—
57,138
Hotel/motel
44,412
—
—
44,412
—
44,412
Multi-family
41,291
—
—
41,291
—
41,291
Other
109,764
—
—
109,764
193
109,957
Total commercial real estate
252,605
—
—
252,605
193
252,798
Residential real estate:
Consumer mortgage
32,273
16
69
32,358
200
32,558
Investment property
47,161
393
—
47,554
93
47,647
Total residential real estate
79,434
409
69
79,912
293
80,205
Consumer installment
7,035
25
—
7,060
—
7,060
Total $
453,098
502
69
453,669
486
$
454,155
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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the
portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-
offs, net of recoveries of amounts previously charged-off.

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

As part of the Company’s quarterly assessment

of the allowance, management evaluates the loan portfolio’s

five segments:
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

At September 30, 2021 and December 31, 2020, and for the periods then ended, the Company adjusted its
historical loss rates for the commercial real estate portfolio segment based, in part,

on loss rates of peer bank groups.

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

For the
quarter ended September 30, 2021, the Company increased its look-back period to 50 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

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

September 30, 2021
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
829
639
2,704
838
97
$
5,107
Charge-offs
—
—
—
—
—
—
Recoveries
1
—
—
7
4
12
Net recoveries
1
—
—
7
4
12
Provision for loan losses
(14)
(49)
119
(46)
(10)
—
Ending balance $
816
590
2,823
799
91
$
5,119
Nine months ended:
Beginning balance $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
—
(1)
(5)
(6)
Recoveries
55
—
—
33
19
107
Net recoveries
55
—
—
32
14
101
Provision for loan losses
(46)
(4)
(346)
(177)
(27)
(600)
Ending balance $
816
590
2,823
799
91
$
5,119
September 30, 2020
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
679
613
2,915
954
147
$
5,308
Charge-offs
—
—
—
—
(4)
(4)
Recoveries
8
—
—
8
5
21
Net recoveries
8
—
—
8
1
17
Provision for loan losses
111
(31)
205
(8)
(27)
250
Ending balance $
798
582
3,120
954
121
$
5,575
Nine months ended:
Beginning balance $
577
569
2,289
813
138
$
4,386
Charge-offs
(4)
—

—

—

(36)
(40)
Recoveries
63
—

—

53
13
129
Net recoveries (charge-offs)
59
—

—

53
(23)
89
Provision for loan losses
162
13
831
88
6
1,100
Ending balance $
798
582
3,120
954
121
$
5,575

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of September 30, 2021 and 2020.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars in thousands) losses in loans losses in loans losses in loans
September 30, 2021:
Commercial and industrial (3) $
816
79,202
—
—
816
79,202
Construction and land development
590
34,890
—
—
590
34,890
Commercial real estate
2,823
252,605
—
193
2,823
252,798
Residential real estate
799
80,112
—
93
799
80,205
Consumer installment
91
7,060
—
—
91
7,060
Total $
5,119
453,869
—
286
5,119
454,155
September 30, 2020:
Commercial and industrial (4) $
798
98,244
—
—
798
98,244
Construction and land development
582
31,651
—
—
582
31,651
Commercial real estate
3,120
250,776
—
216
3,120
250,992
Residential real estate
954
84,943
—
111
954
85,054
Consumer installment
121
7,731
—
—
121
7,731
Total $
5,575
473,345
—
327
5,575
473,672
(1)
Represents loans collectively evaluated for impairment in accordance with ASC 450-20,
Loss Contingencies
, and

pursuant to amendments by ASU 2010-20 regarding allowance

for non-impaired loans.
(2)
Represents loans individually evaluated for impairment in

accordance with ASC 310-30,
Receivables
, and

pursuant to amendments by ASU 2010-20 regarding allowance

for impaired loans.
(3)
Includes $13.3 million of PPP loans for which no allowance

for loan losses was allocated due to 100% SBA guarantee.
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

.
●
Nonaccrual – includes loans where management has determined that full payment of principal and interest is not
expected.

(Dollars in thousands)

Pass

Special
Mention
Substandard
Accruing Nonaccrual Total loans
September 30, 2021:

Commercial and industrial $
78,786
142
274
—
$
79,202
Construction and land development
34,656
3
231
—
34,890
Commercial real estate:
Owner occupied
55,570
1,438
130
—
57,138
Hotel/motel
36,649
7,763
—
—
44,412
Multi-family
37,765
3,526
—
—
41,291
Other
107,818
1,904
42
193
109,957
Total commercial real estate
237,802
14,631
172
193
252,798
Residential real estate:
Consumer mortgage
30,516
317
1,525
200
32,558
Investment property
47,095
136
323
93
47,647
Total residential real estate
77,611
453
1,848
293
80,205
Consumer installment
7,036
5
19
—
7,060
Total $
435,891
15,234
2,544
486
$
454,155
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
● All troubled debt restructurings.
The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at September 30, 2021 and December 31, 2020.
September 30, 2021
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial real estate:
Other $
208
(15)
193
$
—
Total commercial real estate
208
(15)
193
—
Residential real estate:
Investment property
101
(8)
93
—
Total residential real estate
101
(8)
93
—
Total

impaired loans
$
309
(23)
286
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
respective periods.
Quarter ended September 30, 2021 Nine months ended September 30, 2021
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
196
—
202
—
Total commercial real estate
196
—
202
—
Residential real estate:
Investment property
95
—
100
—
Total residential real estate
95
—
100
—
Total

$
291
—
302
—
Quarter ended September 30, 2020 Nine months ended September 30, 2020
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
217
—
87
—
Total commercial real estate
217
—
87
—
Residential real estate:
Investment property
111
—
44
—
Total residential real estate
111
—
44
—
Total

$
328
—
131
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

Debt Restructurings by Creditors,” apply to certain
COVID-19-related modifications. The Interagency Statement on COVID

-19 Loan Modifications was supplemented on
June 23, 2020 by the Interagency Examiner Guidance for Assessing Safety and Soundness

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
the loan’s original effective

interest rate as the discount rate, or the fair value of the collateral, less selling costs if the loan is
collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, impairment is recognized by
establishing a valuation allowance as part of the allowance for loan losses or a charge

-off to the allowance for loan losses.

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

TDRs
Related
(Dollars in thousands) Accruing Nonaccrual Total Allowance
September 30, 2021
Commercial real estate:
Other $
—
193
193
$
—
Total commercial real estate
—
193
193
—
Residential real estate:
Investment property
—
93
93
$
—
Total residential real estate
—
93
93
—
Total

$
—
286
286
$
—
TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2020
Commercial real estate:
Other $
—
212
212
$
—
Total commercial real estate
—
212
212
—
Investment property
—
107
107
—
Total residential real estate
—
107
107
—
Total

$
—
319
319
$
—

At September 30, 2021 there were no significant outstanding commitments to advance additional funds to customers whose
loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both before and after their
modiciation.
.
Quarter ended September 30,
Nine months ended September 30,

Pre- Post - Pre- Post -
modification modification modification modification
Number outstanding outstanding Number outstanding outstanding of recorded recorded of recorded recorded
(Dollars in thousands) contracts investment investment contracts investment investment
2020:
Commercial real estate:
Other — $ — —
1
$
216
216
Total commercial real estate — — —
1
216
216
Residential real estate:
Investment property — — —
3
111
111
Total residential real estate — — —
3
111
111
Total

— $ — —
4
$
327
327
There were no loans modified in a TDR during the quarter and nine months ended September 30, 2021.

During the quarter and nine months ended September 30, 2021 and 2020,

respectively, there

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
(Dollars in thousands) 2021 2020 2021 2020
MSRs, net:
Beginning balance
$
1,360
$
1,271
$
1,330
$
1,299
Additions, net
93
234
407
471
Amortization expense
(127)
(183)
(411)
(448)
Ending balance
$
1,326
$
1,322
$
1,326
$
1,322
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,833
$
1,690
$
1,489
$
2,111
End of period
1,776
1,521
1,776
1,521
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

The nature of the Company’s financial assets

and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the nine months ended ended September 30, 2021,
there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and
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
September 30, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance sheets by
ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2021:
Securities available-for-sale:
Agency obligations

$
119,509
—
119,509
—
Agency RMBS
213,614
—
213,614
—
State and political subdivisions
74,351
—
74,351
—
Total securities available-for-sale
407,474
—
407,474
—
Total

assets at fair value
$
407,474
—
407,474
—
December 31, 2020:
Securities available-for-sale:
Agency obligations

$
97,448
—
97,448
—
Agency RMBS
163,470
—
163,470
—
State and political subdivisions
74,259
—
74,259
—
Total securities available-for-sale
335,177
—
335,177
—
Total

assets at fair value
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
The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
September 30, 2021 and December 31, 2020, respectively,

by caption, on the accompanying consolidated balance sheets
and by FASB ASC 820

valuation hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2021:
Loans held for sale $
577
—
577
—
Loans, net (1)
286
—
—
286
Other assets (2)
1,326
—
—
1,326
Total assets at fair value $
2,189
—
577
1,612
December 31, 2020:
Loans held for sale $
3,418
—
3,418
—
Loans, net (1)
319
—
—
319
Other assets (2)
1,322
—
—
1,322
Total assets at fair value $
5,059
—
3,418
1,641
(1)
Loans considered impaired under ASC 310-10-35

Receivables.

This amount reflects the recorded investment in impaired

loans, net
of any related allowance for loan losses.
(2)
Represents MSRs, net.

These are carried at lower of cost or estimated

fair value.

Quantitative Disclosures for Level 3 Fair Value

Measurements
At September 30, 2021 and December 31, 2020, the Company had no Level 3 assets measured at fair value on a recurring
basis.

For Level 3 assets measured at fair value on a non-recurring basis at September

30, 2021 and December 31, 2021,
the significant unobservable inputs used in the fair value measurements are presented below.
Weighted

Carrying

Significant

Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Range of Input
September 30, 2021:
Impaired loans $
286
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,326
Discounted cash flow Prepayment speed or CPR
13.0
-
15.8
15.2

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at September 30, 2021 and December 31, 2020 are presented below.

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
September 30, 2021:
Financial Assets:
Loans, net (1) $
448,113
$
443,166
$
—
$
—
$
443,166
Loans held for sale
577
595
—
595
—
Financial Liabilities:
Time Deposits $
159,285
$
160,372
$
—
$
160,372
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and nine months ended September 30, 2021 and 2020,

as well as the information contained in our
annual report on Form 10-K for the year ended December 31, 2020 and our interim reports on Form 10-Q for the quarters
ended March 31, 2021 and June 30, 2021.

Special Notice Regarding Forward-Looking Statements
Various

of the statements made herein under the captions “Management’s

Discussion and Analysis of Financial Condition
and Results of Operations”, “Quantitative and Qualitative Disclosures about

Market Risk”, “Risk Factors” and elsewhere,
are “forward-looking statements” within the meaning and protections of Section

27A of the Securities Act of 1933, as
amended (the “Securities Act”) and Section 21E of the Securities Exchange

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

As a bank holding
company, the Company

may diversify into a broader range of financial services and other business activities than currentl

y
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

Act.

Summary of Results of Operations
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except per share amounts) 2021 2020 2021 2020
Net interest income (a) $ 6,158 $ 5,990 $ 18,308 $ 18,519
Less: tax-equivalent adjustment 117 122 355 369
Net interest income (GAAP) 6,041 5,868 17,953 18,150
Noninterest income

929 1,374 3,221 3,972
Total revenue

6,970 7,242 21,174 22,122
Provision for loan losses
—

250 (600) 1,100
Noninterest expense 4,709 4,653 14,294 14,468
Income tax expense

386 403 1,313 1,156
Net earnings $ 1,875 $ 1,936 $ 6,167 $ 5,398
Basic and diluted earnings per share $ 0.53 $ 0.54 $ 1.74 $ 1.51
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures."
Financial Summary
The Company’s net earnings were $6.2

million for the first nine months of 2021, compared to $5.4 million for the first nine months of 2020.

Basic and diluted earnings per share were $1.74 per share for the first nine months of 2021, compared to
$1.51 per share for the first nine months of 2020.

Net interest income (tax-equivalent) was $18.3 million for the first nine months of 2021, a 1% decrease compared to $18.5
million for the first nine months of 2020.

This decrease was primarily due to net interest margin compression resulting
from the Federal Reserve’s interest

rate reductions and bond purchases in response to the COVID-19 pandemic.

Our
securities holdings, which generally yield less than loans, increased as a percentage of our total assets reflecting deployment
of increased deposits. Net interest margin (tax-equivalent) de creased to 2.59% in the first nine months of 2021, compared to
2.96%

for the first nine months of 2020,

primarily due to the continued lower interest rate environment and changes in our asset mix resulting from the significant increase in deposits from government stimulus and relief programs and customers’
increased savings.

Net interest income (tax-equivalent) included $0.8

million in PPP loan fees, net of related costs for the
nine months ended of 2021, compared to $0.5 million for the the nine months ended of 2020.

At September 30, 2021, the Company’s

allowance for loan losses was $5.1 million, or 1.13% of total loans, compared to
$5.6 million, or 1.22%

of total loans, at December 31, 2020, and $5.6 million, or 1.18% of total loans, at September 30,
2020.

Excluding PPP loans, which are guaranteed by the SBA, the Company’s allowance for loan losses was 1.16% of
total loans at September 30, 2021.

The Company recorded a negative provision for loan losses of $0.6 million during the first nine months of 2021,

compared to a provision for loan losses of $1.1 million during the first nine months of 2020.

The
negative provision for loan losses was primarily related to improvements in economic conditions in our primary market
area, and related improvements in our asset quality.

The provision for loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.
Noninterest income was $3.2 million for the first nine months of 2021 compared to $4.0 million for the first nine months of
2020.

The decrease was primarily due to a $0.3 million non-taxable death benefit from bank-owned life insurance received
in 2020

and a $0.4 million decrease in mortgage lending income in 2021 as refinance activity declined in our primary
market area.

Noninterest expense was $14.3 million for the first nine months of 2021 compared to $14.5 million for the first nine months
of 2020.

The decrease was primarily due to a reduction of $0.7

million in various expenses related to the redevelopment of
the Company’s headquarters in downtown

Auburn.

This decrease was mostly offset by increases in salaries and benefits expense of $0.3 million and other noninterest expense of $0.2 million during the first nine months of 2021.
Income tax expense was $1.3 million for the first nine months of 2021 compared to $1.2 million during the first nine
months of 2020,

reflecting an increase in earnings before taxes and an effective tax rate of 17.

55% and 17.64%,
respectively.

The Company paid cash dividends of $0.78 per share in the first nine months of 2021,

an increase of 2% from the same
period of 2020.

The Company’s share repurchases of $1.3

million since December 31, 2020 resulted in 37,093 fewer
outstanding common shares at September 30, 2021.

At September 30, 2021, the Bank’s regulatory

capital ratios were well
above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based
capital ratio of 17.72%, a tier 1 leverage ratio of 9.57%

and a common equity

tier 1 (“CET1”) ratio of 16.82% at September
30, 2021.
For the third quarter of 2021, net earnings were $1.9 million, or $0.53 per share, compared to $1.9 million, or $0.54 per
share, for the third quarter of 2020.

Net interest income (tax-equivalent) was $6.2 million for the third quarter of 2021,

a
3% increase compared to $6.0

million for the third quarter of 2020.

This increase was primarily due to balance sheet
growth, partially offset by a decrease in net interest margin.

The Company’s net interest margin

(tax-equivalent) decreased
to 2.51%

in the third quarter of 2021,

compared to 2.72% for the third quarter of 2020 primarily due to the lower interest rate environment and changes in our asset mix resulting from the significant increase in deposits from government stimulus
and relief programs and customers’ increased savings. Net interest income (tax-equivalent)

included $0.3 million in PPP
loan fees, net of related costs for both the third quarter of 2021 and 2020.

The Company had no provision for loan losses
during the third quarter of 2021 compared to $0.3 million in provision for loan losses during the third quarter 2020.

Noninterest income was $1.0 million in the third quarter of 2021, compared to

$1.4 million in the third quarter of 2020.

The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.4 million as
refinance activity slowed in our primary market area.

Noninterest expense was $4.7 million in the third quarter of 2021, largely unchanged, compared to the third quarter of 2020.

Income tax expense was $0.4

million for the third quarter of
2021 and 2020, respectively.

The Company's effective tax rate for the third quarter of 2021 was 17.07%, compared to
17.23%

in the third quarter of 2020.
COVID-19 Impact Assessment
In December 2019, COVID-19 was first reported in China and has since spread globally. In March 2020,

the World Health
Organization declared COVID-19 a global pandemic and the

United States declared a National Public Health Emergency.
The COVID-19 pandemic has, at times, especially in 2020, severely restricted the level of economic activity in our markets.
In response to the COVID-19 pandemic, the State of Alabama, and most other states, have taken preventative or protective
actions to prevent the spread of the virus, including imposing restrictions on travel and business operations and a statewide
mask mandate, advising or requiring individuals to limit or forego their time outside of their homes, limitations on
gathering of people and social distancing, and causing temporary closures of businesses that have been deemed to be non-
essential.

Though certain of these measures have been relaxed or

eliminated, increases in reported cases could cause these
measures to be reestablished.

Auburn University, a major

source of economic activity in Lee County,

went to remote
instruction on March 16, 2020.

Auburn University has guidelines for the remainder of the 2021 school year,

which
involves resumption of full on-site operations as well as other measures.
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

by the pandemic.

See “Balance Sheet Analysis – Loans” for supplemental COVID-19 disclosures.
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

In 2021, we opened our remaining branch lobbies. We

continue
to provide services through our online and other electronic channels.

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
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%
We collected

approximately $1.5 million in fees related to our PPP loans during 2020. Through September 30,

2021, we
have recognized substantially all of these fees, net of related costs.

As of September 30, 2021, we have received payments
and forgiveness on all but one loan with a remaining balance of approximately

$20 thousand.
On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits,

and Venues

Act (the “Economic Aid
Act”) was signed into law.

The Economic Aid Act provides a second $900 billion stimulus package, including $325 billion
in additional PPP loans.

The Economic Aid Act also permits the collection of a higher amount of PPP loan fees by
participating banks.
A summary of PPP loans extended during the nine months ended September 30,

2021 under the Economic Aid Act follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 12 5 6,494 32
Up to $350,000 242 95 13,757 68
Total 254 100% $ 20,251 100%
We collected

approximately $1.0 million in fees related to PPP loans under the Economic Aid Act.

Through September 30,
2021, we have recognized $0.5 million of these fees, net of related costs.

As of September 30, 2021, we have received
payments and forgiveness on 77 PPP loans under the Economic

Aid Act, totaling $7.0 million.

The outstanding balance for
the remaining 177 PPP loans under the Economic Aid Act was approximately

$13.3 million at September 30, 2021.

We continue to closely

monitor this pandemic, and are working to continue our services during the pandemic and to address
developments as those occur.

Our results of operations for the nine months ended September 30, 2021,

and our financial
condition at that date reflect only the ongoing effects of the pandemic, and may not be indicative of future results or
financial conditions, including possible changes in monetary or fiscal stimulus, and the possible effects of the expiration or
extension of temporary accounting and bank regulatory relief measures in response to the COVID-19 pandemic.

As of September 30, 2021, all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

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

The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the
portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-
offs, net of recoveries of amounts previously charged-off.

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

At September 30, 2021 and December 31, 2020, and for the periods then ended, the Company adjusted its
historical loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

For the
quarter ended September 30, 2021, the Company increased its look-back period to 50 quarters to continue to include losses
incurred by the Company beginning with the first quarter

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

At September 30, 2021 and December 31, 2020 the Company had no OREO properties.
Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and
tax planning strategies in making this assessment. Based upon the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at September 30, 2021. The amount
of the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are
reduced.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Nine months ended September 30,

2021 2020
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 460,732 4.47% $ 463,581 4.71%
Securities - taxable 310,288 1.30% 225,234 1.83%
Securities - tax-exempt

62,915 3.60% 62,930 3.73%
Total securities

373,203 1.68% 288,164 2.24%
Federal funds sold 36,821 0.14% 30,739 0.51%
Interest bearing bank deposits 75,170 0.12% 53,834 0.53%
Total interest-earning assets 945,926 2.86% 836,318 3.44%
Deposits:

NOW 176,242 0.12% 153,767 0.37%
Savings and money market 289,758 0.23% 234,533 0.46%
Time Deposits 159,412 1.05% 166,115 1.43%
Total interest-bearing deposits 625,412 0.41% 554,415 0.72%
Short-term borrowings 3,329 0.50% 1,721 0.50%
Total interest-bearing liabilities 628,741 0.41% 556,136 0.72%
Net interest income and margin (tax-equivalent) $ 18,308 2.59% $ 18,519 2.96%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $18.3 million for the first nine months of 2021 compared to $18.5 million for the
first nine months of 2020.

This decrease was due to a decline in the Company’s

net interest margin (tax-equivalent),
partially offset by balance sheet growth.
The tax-equivalent yield on total interest-earning assets decreased by 58 basis points to 2.86% in the first nine months of
2021 compared to 3.44% in the first nine months of 2020.

This decrease was primarily due to the lower interest rate
environment and changes in our asset mix resulting from the significant increase in deposits from government stimulus and
relief programs and customers’ increased savings.
The cost of total interest-bearing liabilities decreased by 31 basis points to 0.41%

in the first nine months of 2021 compared
to 0.72% in the first nine months of 2020.

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
2021, compared to $1.1 million in provision for loan losses for the first nine months

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

The Company’s allowance
for loan losses as a percentage of total loans was 1.13% at September 30,

2021, compared to 1.22% at December 31, 2020.

At September 30, 2021, the Company’s

allowance for loan losses was 1.16% of total loans, excluding PPP loans, which are
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
Noninterest Income
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2021 2020 2021 2020
Service charges on deposit accounts $ 149 $ 139 $ 419 $ 437
Mortgage lending income 268 702 1,241 1,615
Bank-owned life insurance 100 109 302 615
Securities gains, net 15 16 15 103
Other 397 408 1,244 1,202
Total noninterest income $ 929 $ 1,374 $ 3,221 $ 3,972
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

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2021 2020 2021 2020
Origination income $ 233 $ 722 $ 1,168 $ 1,569
Servicing fees, net 35 (20) 73 46
Total mortgage lending income $ 268 $ 702 $ 1,241 $ 1,615
The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans. Origination income decreased in 2021 compared to 2020 due
to a decrease in refinance activity in our primary market area.

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

Noninterest Expense
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2021 2020 2021 2020
Salaries and benefits $ 2,893 $ 2,802 $ 8,641 $ 8,230
Net occupancy and equipment 436 457 1,292 1,974
Professional fees 232 230 814 877
Other 1,148 1,164 3,547 3,387
Total noninterest expense $ 4,709 $ 4,653 $ 14,294 $ 14,468
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

Income Tax

Expense
Income tax expense was $1.3 million for the first nine months of 2021 compared to $1.2 million for the first nine months of
2020,

reflecting an increase in earnings before taxes and an effective tax rate of 17.55%

and 17.64%, respectively.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $407.5

million at September 30, 2021 compared to $335.2 million at December 31, 2020.

This increase reflects an increase in the amortized cost basis of securities available-for-sale of $78.8 million, and a decrease
of $6.5 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in
long-term interest rates.

The average annualized tax-equivalent yields earned on total securities were 1.68%

in the first
nine months of 2021 and 2.24% in the first nine months of 2020.
Loans
2021 2020
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 79,202 87,933 88,687 82,585 98,244
Construction and land development 34,890 37,477 30,332 33,514 31,651
Commercial real estate 252,798 242,845 254,731 255,136 250,992
Residential real estate 80,205 82,164 82,848 84,154 85,054
Consumer installment 7,060 7,762 6,524 7,099 7,731
Total loans 454,155 458,181 463,122 462,488 473,672
Less:

unearned income
(923) (1,197) (1,243) (788) (1,219)
Loans, net of unearned income $ 453,232 456,984 461,879 461,700 472,453

Total loans, net of unearned income,

were $453.2 million at September 30, 2021, a decrease of $8.5 million from $461.7 million at December 31, 2020.

Excluding PPP loans, total loans net of unearned income, were $440.4 million, a decrease
of $1.9 million from $442.3 million at December 31, 2020.

Four loan categories represented approximately 98% of the
loan portfolio at September 30, 2021: commercial real estate (56%),

residential real estate (18%), commercial and industrial
(17%) and construction and land development (8%).

Approximately 23% of the Company’s commercial

real estate loans
were classified as owner-occupied at September 30, 2021.
Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $8.1 million,
or 2% of total loans, at September 30, 2021, compared to $8.7 million, or 2% of total loans, at December

31, 2020.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest-only
payments at September 30, 2021 and December 31, 2020. The Company’s

residential real estate mortgage portfolio does
not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.47%

in the first nine months of 2021 and 4.71% in the first
nine months of 2020.

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
approximately $20.9 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $18.8 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At September 30, 2021, the Bank had no
relationships exceeding these limits.
We periodically analyze

our commercial and industrial and commercial real estate loan portfolios to determine if

a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.

Loan concentrations to borrowers in the
following classes exceeded 25% of the Bank’s total risk

-based capital at September 30, 2021 and December 31, 2020.

September 30, December 31,
(Dollars in thousands) 2021 2020
Lessors of 1-4 family residential properties $ 47,647 $ 49,127
Hotel/motel 44,412 42,900
Multi-family residential properties 41,291 40,203
Shopping centers 29,411 30,000

COVID-19 Modifications
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

As
of September 30, 2021, we had no COVID-19 loan deferrals outstanding, compared to $32.3 million, or 7% of total loans at
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
the Company’s estimate of probable

losses inherent in the loan portfolio. The allowance for loan losses was $5.1 million at
September 30, 2021 compared to $5.6 million at December 31, 2020,

which management believed to be adequate at each of
the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the third quarter of 2021 and
the previous four quarters is presented below.

2021 2020
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 5,107 5,682 5,618 5,575 5,308
Charge-offs:
Commercial and industrial
— — — (4) —
Residential real estate
— (1) — — —
Consumer installment
— — (5) (1) (4)
Total charge

-offs
— (1) (5) (5) (4)
Recoveries
12 26 69 48 21
Net recoveries
12 25 64 43 17
Provision for loan losses
— (600) — — 250
Ending balance
$ 5,119 5,107 5,682 5,618 5,575
as a % of loans 1.13% 1.12 1.23 1.22 1.18
as a % of nonperforming loans 1,053% 813 726 1,052 1,015
Net (recoveries) charge-offs as % of average loans (a) (0.01) % (0.02) (0.06) (0.04) (0.01)
(a) Net (recoveries) charge-offs are annualized.
As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The level of the allowance

is based upon management’s evaluation

of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay
(including the timing of future payment), the estimated value of any underlying collateral,

composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.13%

at September 30, 2021, compared to 1.22% at December 31,
2020.

At September 30, 2021, the Company’s allowance

for loan losses was 1.16% of total loans, excluding PPP loans. In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence our
quarterly allowance assessment, including the duration and magnitude of COVID-19 effects, in their entirety either improve
or weaken.

In addition, our regulators, as an integral part of their examination process, will periodically review the
Company’s allowance for loan losses,

and may require the Company to make additional provisions to the allowance for
loan losses based on their judgment about information

available to them at the time of their examinations.

Nonperforming Assets
The Company had $0.5

million in nonperforming assets at September 30, 2021 and December 31,

2020, respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third
quarter of 2021 and the previous four quarters.

2021 2020
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 486 628 783 534 549
Total nonperforming assets $ 486 628 783 534 549
as a % of loans and other real estate owned 0.11% 0.14 0.17 0.12 0.12 as a % of total assets 0.05% 0.06 0.08 0.06 0.06
Nonperforming loans as a % of total loans 0.11% 0.14 0.17 0.12 0.12

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2021 and the
previous four quarters.

2021 2020
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 193 199 206 212 216
Residential real estate 293 429 577 322 332
Consumer installment — — — — 1
Total nonaccrual loans $ 486 628 783 534 549
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had $0.5
million in loans on nonaccrual status at September 30, 2021 and December 31,

2020, respectively.

The Company had $0.1 million of loans 90 days or more past due and still accruing at September

30, 2021 and December
31, 2020, respectively.
The Company had no OREO at September 30, 2021 or December 31, 2020.

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

Potential
problem loans, which are not included in nonperforming assets, amounted to $2.5 million, or 0.6% of total loans at
September 30, 2021, and $2.9 million, or 0.6% of total loans at December 31, 2020.

The table below provides information concerning the composition of potential problem loans for the third quarter of 2021
and the previous four quarters.

2021 2020
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and industrial $ 274 291 299 218 230
Construction and land development 231 239 247 254 563
Commercial real estate 172 178 173 188 188
Residential real estate 1,848 2,096 2,092 2,229 2,486
Consumer installment 19 7 9 23 42
Total potential problem loans $ 2,544 2,811 2,820 2,912 3,509
At September 30, 2021 the Company had $0.1 million in potential problem loans that were past due at least 30 days, but
less than 90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days,

but less than
90 days,

for the third quarter of 2021 and the previous four quarters.

2021 2020
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial $ 68 1 42 230 48
Construction and land development — 204 10 61 —
Commercial real estate — 205 180 29 —
Residential real estate 409 68 399 1,509 106
Consumer installment 25 7 36 29 6
Total

$ 502 485 667 1,858 160
Deposits
Total deposits increased

$115.2 million, or 14% to $955.0 million at September 30,

2021, compared to $839.8 million at
December 31, 2020.

Noninterest-bearing deposits were $299.1 million, or 31% of total deposits, at September

30, 2021,
compared to $245.4 million, or 29% of total deposits at December 31, 2020.

These increases reflect deposits from
customers who received PPP loans, the impact of government stimulus checks,

delayed tax payments and less customer
spending and greater savings during the COVID-19 pandemic.

The average rate paid on total interest-bearing deposits was 0.41% in the first nine months of 2021 compared to 0.72% in
the first nine months of 2020.

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

The Bank had available federal funds lines totaling $41.0 million with none outstanding at September 30, 2021, and at December 31, 2020, respectively.

Securities sold under agreements to repurchase
totaled $3.3 million at September 30, 2021, compared to $2.4 million at December

31, 2020.

The average rate paid on short-term borrowings was 0.50% in the first nine months of 2021 and 2020, respectively.
The Company had no long-term debt at September 30, 2021 and December 31, 2020.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $104.9 million and $107.7

million as of September 30, 2021 and
December 31, 2020, respectively.

The decrease from December 31, 2020 was primarily driven by an other comprehensive loss due to the change in unrealized gains (losses) on securities available-for-sale,

net of tax of $4.8 million, cash dividends
paid of $2.8 million, and repurchases of the Company’s

stock of $1.3 million.

During the first nine months of 2021, the
Company repurchased 37,093 shares under the Company’s

current stock repurchase program.

These shares were
repurchased at an average cost per share of $34.36 and a total cost of $1.3 million.

These decreases in the Company’s
consolidated stockholders’ equity were partially offset

by net earnings of $6.2 million.
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
executive officers.

At September 30, 2021, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.

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

The Bank’s
tier 1 leverage ratio was 9.57%, CET1 risk-based capital ratio was 16.82%, tier 1 risk-based capital ratio was 16.82%, and
total risk-based capital ratio was 17.72% at September 30, 2021. These ratios exceed the minimum regulatory capital
percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio,

8.0% for tier 1 risk-based capital ratio,
and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation buffer

was
9.72%

at September 30, 2021.
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
Forecasted levels of earning assets, interest-bearing liabilities, and off

-balance sheet financial instruments are combined
with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various earnings
simulations and estimates. To

help limit interest rate risk, we have guidelines for earnings at risk which seek to limit the variance of net interest income from gradual changes in interest rates.

For changes up or down in rates from management’s
flat interest rate forecast over the next 12 months, policy limits for net interest income variances are as follows:
● +/- 20% for a gradual change of 400 basis points
● +/- 15% for a gradual change of 300 basis points
● +/- 10% for a gradual change of 200 basis points
● +/- 5% for a gradual change of 100 basis points
At September 30, 2021, our earnings simulation model indicated

that we were in compliance with the policy guidelines
noted above.

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
● 45% for an instantaneous change of +/- 400 basis points
● 35% for an instantaneous change of +/- 300 basis points
● 25% for an instantaneous change of +/- 200 basis points
● 15% for an instantaneous change of +/- 100 basis points
At September 30, 2021, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company may enter into interest rate swaps to facilitate customer
transactions and meet their financing needs. These interest rate swaps qualify as derivatives,

but are not designated as
hedging instruments. At September 30, 2021 and December 31, 2020, the Company

had no derivative contracts designated
as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

In addition to these sources, the Bank may participate in the
FHLB’s advance program to obtain funding for

its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2021, the Bank had a remaining available line of credit with the FHLB
of $310.7 million. At September 30, 2021, the Bank also had $41.0 million of available federal funds lines with no
borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and
creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At September 30, 2021, the Bank had outstanding standby letters of credit of $1.

3

million and unfunded loan commitments
outstanding of $70.5 million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to
fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of our securities available-
for-sale, or draw on its available credit facilities.

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
matters.
As of September 30, 2021, the unpaid principal balance of residential mortgage loans,

which we have originated and sold,
but retained the servicing rights, was $256.4 million.

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
The Company was not required to repurchase any loans during the first nine months of 2021 as a result of representation
and warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2021.
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
The agreement under which we act as servicer generally specifies standard

s

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
their purchased loans.

As of September 30, 2021, we do not believe that this exposure is material due to the historical level
of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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
Effects of Inflation and Changing Prices
The consolidated financial statements and related consolidated financial data presented herein have been prepared in
accordance with U.S. GAAP and practices within the banking industry which require the measurement of financial position
and operating results in terms of historical dollars without considering the changes in the relative purchasing power of
money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial
institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s
performance than the effects of general levels of inflation. As a result of government monetary policies and fiscal stimulus,
as well as demand for goods ad services and COVID-19 pandemic related supply chain disruptions, inflation has increased
during 2021.

This may result in increased noninterest operating expenses and building costs.
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

2021 2020
Third Second First Fourth Third
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,041 5,975 5,937 6,188 5,868
Tax-equivalent adjustment 117 118 120 123 122
Net interest income (Tax

-equivalent)
$ 6,158 6,093 6,057 6,311 5,990
Nine months ended September 30,

(In thousands) 2021 2020
Net interest income (GAAP) $ 17,953 18,150
Tax-equivalent adjustment 355 369
Net interest income (Tax

-equivalent)
$ 18,308 18,519

Table 2

- Selected Quarterly Financial Data

2021 2020
Third Second First Fourth Third
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,158 6,093 6,057 6,311 5,990
Less: tax-equivalent adjustment 117 118 120 123 122
Net interest income (GAAP) 6,041 5,975 5,937 6,188 5,868
Noninterest income 929 1,110 1,182 1,403 1,374
Total revenue 6,970 7,085 7,119 7,591 7,242
Provision for loan losses
—
(600)
— —
250
Noninterest expense 4,709 4,895 4,690 5,086 4,653
Income tax expense

386 504 423 449 403
Net earnings $ 1,875 2,286 2,006 2,056 1,936
Per share data:
Basic and diluted net earnings

$ 0.53 0.65 0.56 0.58 0.54
Cash dividends declared 0.26 0.26 0.26 0.255 0.255
Weighted average shares outstanding:
Basic and diluted 3,536,320 3,554,871 3,566,299 3,566,276 3,566,239
Shares outstanding, at period end 3,529,338 3,545,855 3,566,326 3,566,276 3,566,276
Book value $ 29.73 29.91 29.06 30.20 29.81
Common stock price:
High $ 35.36 38.90 48.00 43.00 56.80
Low

33.25 34.50 37.55 36.75 26.26
Period end: 33.80 35.46 38.37 42.29 36.26
To earnings ratio 14.57 x 15.22 17.85 20.23 15.97
To book value 114% 119 132 140 122
Performance ratios:
Return on average equity

7.01% 8.74 7.37 7.63 7.26
Return on average assets

0.72% 0.91 0.82 0.87 0.84
Dividend payout ratio 49.06% 40.00 46.43 43.97 47.22
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.13% 1.12 1.23 1.22 1.18
Nonperforming loans 1,053% 813 726 1,052 1,015
Nonperforming assets as a % of:
Loans and foreclosed properties 0.11% 0.14 0.17 0.12 0.12
Total assets

0.05% 0.06 0.08 0.06 0.06
Nonperforming loans as a % of total loans 0.11% 0.14 0.17 0.12 0.12
Annualized net recoveries as % of average loans (0.01) % (0.02) (0.06) (0.04) (0.01)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.82% 17.03 17.21 17.27 17.70
Tier 1 risk-based capital ratio 16.82% 17.03 17.21 17.27 17.70
Total risk-based capital ratio 17.72% 17.94 18.25 18.31 18.77
Tier 1 leverage ratio 9.57% 9.81 9.99 10.32 10.38
Other financial data:
Net interest margin (a) 2.51% 2.60 2.66 2.81 2.72
Effective income tax rate 17.07% 18.06 17.41 17.92 17.23
Efficiency ratio (b) 66.45% 67.96 64.79 65.93 63.19
Selected average balances:
Securities $ 395,529 370,582 353,031 325,102 315,542
Loans, net of unearned income 452,668 460,672 463,424 466,704 465,285
Total assets 1,040,985 1,005,041 980,884 944,439 924,949
Total deposits 927,368 894,757 863,194 828,801 810,747
Total stockholders’ equity 106,936 104,591 108,890 107,791 106,709
Selected period end balances:

Securities $ 407,474 384,865 359,630 335,177 320,922
Loans, net of unearned income 453,232 456,984 461,879 461,700 472,453
Allowance for loan losses 5,119 5,107 5,682 5,618 5,575
Total assets 1,065,871 1,036,232 993,263 956,597 937,890
Total deposits 954,971 923,462 880,590 839,792 823,980
Total stockholders’ equity 104,929 106,043 103,639 107,689 106,314
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

See

"Table 1 - Explanation of Non-GAAP Financial Measures."
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3

- Selected Financial Data
Nine months ended September 30,
(Dollars in thousands, except per share amounts) 2021 2020
Results of Operations
Net interest income (a) $ 18,308 18,519
Less: tax-equivalent adjustment 355 369
Net interest income (GAAP) 17,953 18,150
Noninterest income 3,221 3,972
Total revenue 21,174 22,122
Provision for loan losses (600)
1,100

Noninterest expense 14,294 14,468
Income tax expense 1,313 1,156
Net earnings $ 6,167 5,398
Per share data:
Basic and diluted net earnings

$ 1.74 1.51
Cash dividends declared 0.78 0.765
Weighted average shares outstanding:
Basic and diluted 3,552,387 3,566,184
Shares outstanding, at period end 3,529,338 3,566,276
Book value $ 29.73 29.81
Common stock price:
High $ 48.00 63.40
Low

33.25 24.11
Period end 33.80 36.26
To earnings ratio 14.57 x 15.97
To book value 114% 122
Performance ratios:
Return on average equity

7.70% 6.94
Return on average assets

0.81% 0.81
Dividend payout ratio 44.83% 50.66
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.13% 1.18
Nonperforming loans 1,053% 1,015
Nonperforming assets as a % of:
Loans and other real estate owned 0.11% 0.12
Total assets

0.05% 0.06
Nonperforming loans as a % of total loans 0.11% 0.12
Annualized net recoveries as a % of average loans (0.03) % (0.03)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.82% 17.70
Tier 1 risk-based capital ratio 16.82% 17.70
Total risk-based capital ratio 17.72% 18.77
Tier 1 leverage ratio 9.57% 10.38
Other financial data:
Net interest margin (a) 2.59% 2.96
Effective income tax rate 17.55% 17.64
Efficiency ratio (b) 66.39% 64.33
Selected average balances:
Securities $ 373,203 288,164
Loans, net of unearned income 458,882 461,170
Total assets 1,009,131 885,941
Total deposits 895,342 775,853
Total stockholders’ equity 106,798 103,707
Selected period end balances:

Securities $ 407,474 320,922
Loans, net of unearned income 453,232 472,453
Allowance for loan losses 5,119 5,575
Total assets 1,065,871 937,890
Total deposits 954,971 823,980
Total stockholders’ equity 104,929 106,314
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

See

"Table 1 - Explanation of Non-GAAP Financial Measures."
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 4

- Average Balances

and Net Interest Income Analysis
Quarter ended September 30,
2021 2020
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 453,649 $ 5,127 4.48% $ 468,203 $ 5,453 4.63%
Securities - taxable 332,474 1,048 1.25% 252,398 913 1.44%
Securities - tax-exempt (2) 63,055 558 3.51% 63,144 583 3.67%
Total securities

395,529 1,606 1.61% 315,542 1,496 1.89%
Federal funds sold 40,995 16 0.15% 30,784 9 0.12%
Interest bearing bank deposits 82,878 33 0.16% 60,698 17 0.11%
Total interest-earning assets 973,051 $ 6,782 2.77% 875,227 $ 6,975 3.17%
Cash and due from banks 14,326 13,196
Other assets 53,608 36,526
Total assets $ 1,040,985 $ 924,949
Interest-bearing liabilities:
Deposits:

NOW $ 182,417 $ 51 0.11% $ 157,689 $ 100 0.25%
Savings and money market 300,746 167 0.22% 250,938 285 0.45%
Time deposits 159,423 402 1.00% 164,988 598 1.44%
Total interest-bearing deposits 642,586 620 0.38% 573,615 983 0.68%
Short-term borrowings 3,454 4 0.50% 2,368 2 0.50%
Total interest-bearing liabilities 646,040 $ 624 0.38% 575,983 $ 985 0.68%
Noninterest-bearing deposits 284,781

237,132

Other liabilities 3,228 5,125
Stockholders' equity 106,936

106,709

Total liabilities and stockholders'

equity
$ 1,040,985 $ 924,949
Net interest income and margin (tax-equivalent) $ 6,158 2.51% $ 5,990 2.72%

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

Loans and loans held for sale (1) $ 460,732 $ 15,417 4.47% $ 463,581 $ 16,359 4.71%
Securities - taxable 310,288 3,006 1.30% 225,234 3,080 1.83%
Securities - tax-exempt (2) 62,915 1,692 3.60% 62,930 1,759 3.73%
Total securities

373,203 4,698 1.68% 288,164 4,839 2.24%
Federal funds sold 36,821 39 0.14% 30,739 118 0.51%
Interest bearing bank deposits 75,170 66 0.12% 53,834 214 0.53%
Total interest-earning assets 945,926 $ 20,220 2.86% 836,318 $ 21,530 3.44%
Cash and due from banks 14,345 13,579
Other assets 48,860 36,044
Total assets $ 1,009,131 $ 885,941
Interest-bearing liabilities:
Deposits:

NOW $ 176,242 $ 161 0.12% $ 153,767 $ 426 0.37%
Savings and money market 289,758 488 0.23% 234,533 801 0.46%
Time deposits 159,412 1,251 1.05% 166,115 1,778 1.43%
Total interest-bearing deposits 625,412 1,900 0.41% 554,415 3,005 0.72%
Short-term borrowings 3,329 12 0.50% 1,721 6 0.50%
Total interest-bearing liabilities 628,741 $ 1,912 0.41% 556,136 $ 3,011 0.72%
Noninterest-bearing deposits 269,930

221,438

Other liabilities 3,662 4,659
Stockholders' equity 106,798

103,708

Total liabilities and stockholders'

equity
$ 1,009,131 $ 885,941
Net interest income and margin (tax-equivalent) $ 18,308 2.59% $ 18,519 2.96%

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

- Loan Portfolio Composition
2021 2020
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial
$
79,202 87,933 88,687 82,585 98,244
Construction and land development 34,890 37,477 30,332 33,514 31,651
Commercial real estate 252,798 242,845 254,731 255,136 250,992
Residential real estate 80,205 82,164 82,848 84,154 85,054
Consumer installment 7,060 7,762 6,524 7,099 7,731
Total loans 454,155 458,181 463,122 462,488 473,672
Less:

unearned income
(923) (1,197) (1,243) (788) (1,219)
Loans, net of unearned income 453,232 456,984 461,879 461,700 472,453
Less: allowance for loan losses (5,119) (5,107) (5,682) (5,618) (5,575)
Loans, net
$
448,113 451,877 456,197 456,082 466,878

Table 7

- Allowance for Loan Losses and Nonperforming Assets
2021 2020
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Allowance for loan losses:
Balance at beginning of period
$ 5,107 5,682 5,618 5,575 5,308
Charge-offs:
Commercial and industrial
—

—

—

(4)
—

Construction and land development
—

—

—

—

—

Commercial real estate
—

—

—

—

—

Residential real estate
—

(1)
—

—

—

Consumer installment
—

—

(5) (1) (4)
Total charge

-offs
—

(1) (5) (5) (4)
Recoveries
12 26 69 48 21
Net recoveries
12 25 64 43 17
Provision for loan losses
—

(600)
—

—

250
Ending balance
$ 5,119 5,107 5,682 5,618 5,575
as a % of loans 1.13% 1.12 1.23 1.22 1.18
as a % of loans (excluding PPP loans) 1.16% 1.17 1.31 1.27 1.28 as a % of nonperforming loans 1,053% 813 726 1,052 1,015
Net recoveries as % of avg. loans (a) (0.01) % (0.02) (0.06) (0.04) (0.01)
Nonperforming assets:
Nonaccrual loans $ 486 628 783 534 549
Total nonperforming assets $ 486 628 783 534 549
as a % of loans and foreclosed properties 0.11% 0.14 0.17 0.12 0.12 as a % of total assets 0.05% 0.06 0.08 0.06 0.06
Nonperforming loans as a % of total loans 0.11% 0.14 0.17 0.12 0.12
Accruing loans 90 days or more past due $ 69
—

—

21 71
(a) Net recoveries are annualized.

Table 8

- Allocation of Allowance for Loan Losses
2021 2020
Third Quarter Second Quarter First Quarter Fourth Quarter Third Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 816 17.4 $ 829 19.2 $ 828 19.1 $ 807 17.9 $ 798 20.7
Construction and land

development 590 7.7 639 8.2 551 6.5 594 7.2 582 6.7
Commercial real estate 2,823 55.6 2,704 53.0 3,259 55.1 3,169 55.2 3,120 53.0
Residential real estate 799 17.7 838 17.9 951 17.9 944 18.2 954 18.0
Consumer installment 91 1.6 97 1.7 93 1.4 104 1.5 121 1.6
Total allowance for

loan losses $ 5,119 $ 5,107 $ 5,682 $ 5,618 $ 5,575
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- CDs and Other Time Deposits of $100,000 or More
(Dollars in thousands) September 30, 2021
Maturity of:
3 months or less $ 22,908
Over 3 months through 6 months 9,425
Over 6 months through 12 months 44,371
Over 12 months 30,377
Total CDs and other time deposits of $100,000

or more
$ 107,081

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
The Company’s repurchases of its common stock

during the third quarter of 2021 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs (1)
July 1 - July 31, 2021
4,540 $ 34.47 4,540 $ 4,093,535
August 1 - August 31, 2021
12,042 34.32 12,042 3,680,278
September 1 - September 30, 2021
— — — 3,680,278
Total
16,582 34.36 16,582 3,680,278
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

October 29, 2021

By:

/s/ Robert W.

Dumas

Robert W.

Dumas
Chairman, President and CEO
Date:

October 29, 2021

By:

/s/ David A. Hedges

David A. Hedges
Executive Vice President and Chief Financial

Officer