Form 10-K
period 2021-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2022-03-08
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-K
☒
Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.
For the quarterly period ended
December 31, 2021
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
81,577,219

as of June 30, 2021.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding

of each of the registrant’s classes of common stock,

as of the latest practicable date:
3,516,971

shares of common stock as
of March 7, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the

Annual Meeting of Shareholders, scheduled

to be held May 10, 2022, are incorporated

by reference into Part II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
26
ITEM 1B.
UNRESOLVED STAFF COMMENTS
40
ITEM 2.
PROPERTIES
40
ITEM 3.
LEGAL PROCEEDINGS
42
ITEM 4.
MINE SAFETY DISCLOSURES
42
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
42
ITEM 6.
SELECTED FINANCIAL
DATA
45
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
45
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
76
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
76
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
116
ITEM 9A.
CONTROLS AND PROCEDURES
116
ITEM 9B.
OTHER INFORMATION
116
ITEM 9C.
DISCLOSURE REGARDING FORGEIN JURISDICTIONS THAT PREVENT
INSPECTION
116
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
117
ITEM 11.
EXECUTIVE COMPENSATION
117
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
117
ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
117
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
117
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
118
ITEM 16.
FORM 10-K SUMMARY
119

PART

I

SPECIAL CAUTIONARY NOTE REGARDING

FORWARD

-LOOKING STATEMENTS
Various

of the statements made herein under the captions “Management’s

Discussion and Analysis of Financial Condition
and Results of Operations”, “Quantitative and Qualitative Disclosures about Market

Risk”, “Risk Factors” “Description of
Property” and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,

as amended (the “Exchange Act”).
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
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including seasonality, inflation and

supply chain disruptions, including those resulting from natural disasters

or
climate change, such as rising sea and water levels, hurricanes and tornados, coronavirus or other epidemics or
pandemics;
●
the effects of war, invasions of other countries

or other conflicts, acts of terrorism, or other events that may affect general economic conditions;
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
● changes occurring in business conditions and inflation;
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
●
the costs of redeveloping our headquarters campus and the timing and amount of rental income upon completion
of the project, and the satisfaction of closing conditions and the amount and timing of expected gain on the
pending sale of part of our campus for development as a hotel;
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

machines in 13 locations in its
primary service area.

The Bank offers Visa
®

Checkcards, which are debit cards with the Visa

logo that work like checks
but can be used anywhere Visa is accepted,

including ATM

s.

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

Selected Economic Data
The U.S. Census Bureau estimates Lee County’s

population was 174,241 in 2020, and has increased approximately 24.2%
from 2010 to 2020.

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

Alabama.
Between 2010 and 2022, the Auburn-Opelika MSA grew an estimated 23.9%,

the second fastest growing MSA in
Alabama.

The Auburn-Opelika MSA population is estimated to grow 6.73% from 2022 to 2027.

During the same time,
household income is estimated to increase 13.34%, to $67,593.

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
Human Capital
At December 31, 2021, the Company and its subsidiaries had 152 full-time equivalent employees, including 39 officers. In
response to the COVID-19 pandemic, our business continuity plan worked to provide essential banking services to our
communities and customers, while protecting our employees’ health.

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

We experienced

little turnover as a result of the COVID-19 pandemic.

We also have

strong employee retention
historically.

Our average term of service is approximately 10 years.
We seek to provide

competitive compensation and benefits.

We encourage and support

the growth and development of our
employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization.

Career
development is advanced through ongoing performance and development conversations with employees, internally
developed training programs and other training and development opportunities.

Our employees are encouraged to be active
in our communities as part of our commitment to these communities and our employees.
Statistical Information
Certain statistical information is included in response to Item 7 of this

Annual Report on Form 10-K.

Certain statistical
information is also included in response to Item 6, Item 7A and Item 8 of this Annual Report on Form 10-K.

SUPERVISION AND REGULATION
The Company and the Bank are extensively regulated under federal and state laws applicable to bank holding companies
and banks.

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

The Federal Reserve recommended repeal of the merchant
banking powers in its September 16, 2016 study pursuant to Section 620 of the Dodd

-Frank Wall Street Reform and
Consumer Protection Act of 2010 (the “Dodd-Frank Act”), but has taken no action.

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

The CRA
requires a depository institution’s primary

federal regulator to periodically assess the institution’s

record of assessing and
meeting the credit needs of the communities served by that institution, including low

-

and moderate-income neighborhoods.

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

October 1, 2020, which were repealed
in 2021.

The Federal bank regulators are cooperating and working on new CRA regulations,

which are expected to be
proposed around the end of March 2022.

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

Overdrafts also have been a CFPB concern, and in 2021 began
refocusing on this issue with a view to “insure that banks continue to evolve their businesses to reduce reliance on overdraft
and not sufficient funds fees.”

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

Overdraft

policies, processes, fees and disclosures are
frequently the subject of litigation against banks in various jurisdictions. The federal bank regulators continue to consider
responsible small dollar lending, including overdrafts and related fee issues and issued principals for offering small-dollar
loans in a responsible manner on May 20, 2020.

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
FinCEN published a request for information and comment on December 15,

2021 seeking ways to streamline, modernize
the United States AML and countering the financing of terrorists.

Anti-Money Laundering and Sanctions
The International Money Laundering Abatement and Anti-Terr

orism Funding Act of 2001 specifies “know your customer”
requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection
with opening an account at any U.S. financial institution.

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

If the Company fails to comply
with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain the
necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions
acceptable to the Company. The Company’s

assessment of its financial reporting controls as of December 31, 2021 are included in this report with no material weaknesses reported.
Payment of Dividends and Repurchases of Capital

Instruments
The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends
from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as
the Bank) in any calendar year will

exceed the sum of such bank’s

net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2021,

the Bank paid total cash dividends of
approximately $3.7 million to the Company.

At December 31, 2021, the Bank could have declared and paid additional dividends of approximately $8.3 million without prior regulatory approval.
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

The
Company expects it would be eligible to make such election, if the Company determined it desirable.

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

The Federal Reserve has not
advised the Company or the Bank of any specific minimum leverage ratio or tangible Tier 1 leverage ratio applicable to
them. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well
above the minimum ratios. The Federal Reserve believes the risk-based ratios do not fully take into account the quality of
capital and interest rate, liquidity,

market and operational risks. Accordingly,

supervisory assessments of capital adequacy
may differ significantly from conclusions based solely on the level of an organization’s risk

-based capital ratio.

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

As a result of inflation, the decline in serious COVID-19 cases, and the strengthening of the economy
following the March 2020 outbreak of the COVID-19 pandemic, the Federal

Reserve is considering increasing the discount
rate and reducing its holdings of securities.
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
normalization.
FDIC Insurance Assessments
The Bank’s deposits are insured

by the FDIC’s DIF,

and the Bank is subject to FDIC assessments for its deposit insurance.

Assessments by the FDIC to pay interest on Financing Corporation (“FICO”)

bonds ended in September 2019.
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

On June 22, 2020, the FDIC issued a final rule designed to mitigate the deposit insurance assessment effect of the PPP and
the related liquidity programs established by the Federal Reserve. Specifically

,

the rule removes the effects of participating
in PPP and liquidity facilities from the various risk measures used to calculate assessment rates and provides an offset to
assessments for the increase in assessment base rates attributed to participation in the PPP and liquidity facilities.

Prior to June 30, 2016, when the new assessment system became effective,

the Bank’s overall rate for assessment
calculations was 9 basis points or less, which was within the range of assessment rates for the lowest “risk category” under
the former FDIC assessment rules.

The Company recorded FDIC insurance premiums expenses of $0.3 and $0.1 million in
2021 and 2020, respectively.
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

The Guidance did not apply to the Bank’s

CRE lending activities during 2020 or 2021.

At December 31, 2021, the Bank
had outstanding $32.4 million in construction and land development loans and $229.8 million in total CRE loans (excluding
owner occupied), which represent approximately 30.8% and 218.5%,

respectively, of the Bank’s

total risk-based capital at
December 31, 2021.

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

The Bank did not have any

loans at year-end 2021 or 2020 that were leveraged loans

subject to the Interagency Guidance
on Leveraged Lending or that were shared national credits.
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
to misconduct.

Unlike section 304, under which only the SEC may seek recoupment, the Dodd

-Frank Act requires the
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

The President has also issued an Executive Order 14036 on Promoting Competition in the
American Economy (July 9, 2021), which may affect the federal bank regulators’ reviews of bank and bank holding
company mergers.

The OCC, the FDIC and the CFPB have made proposals to further scrutinize mergers, especially where
the confirming institutions have assets greater than $100 million.

The President’s Working

Group and various agencies
have also been working on the regulation of crypto assets, including stable coin, and access to the payments system.

The 2018 Growth Act, which, was enacted on May 24, 2018, amends the Dodd

-Frank Act, the BHC Act, the Federal
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
exceptions.”

The new rules may provide us greater future flexibility,

but we had no brokered deposits at December 31,
2020 or 2021, and historically have not relied on brokered deposits.

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

Alabama passed the LIBOR Discontinuance and Replacement Act of 2021 in April 202
to deal with the LIBOR transition.

Congress is also considering LIBOR transition legislation.
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

We believe the following,

among other things, may affect us in 2022:
●
The COVID-19 pandemic disrupted the economy beginning late in the first quarter of 2020, and continues.

Auburn University, government

agencies and businesses were limited to remote work and gatherings were limited.

Supply chains continue to be disrupted and unemployment spiked and remains high.

Hotels, motels, restaurants,
retail and shopping centers were especially affected.
●
Extraordinary monetary and fiscal stimulus in 2020 and in early 2021 have offset certain of the pandemic’s
adverse economic effects.

Inflation is running at levels unseen in decades and the Federal Reserve is contemplating raising target interest rates and reducing its securities holdings.

The nature and timing of any future
changes in monetary and fiscal policies and their effect on us cannot be predicted.
●
Market developments, including unemployment, price levels, stock and bond market volatility, and changes,
including those resulting from COVID-19 and the pace of vaccination and expected declines in serious COVID-19
cases, and Russia’s invasion of Ukraine affect

consumer confidence levels, economic activity and inflation.

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

and
financial condition.
Our nonperforming loans were 0.10% of total loans as of December 31,

2021, and we had $0.4 million in other real estate
owned (“OREO”).

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

There can be no assurance that we will not experience
increases in nonperforming loans in the future, much of which is affected by the economy and the levels of interest rates,
generally.
Our allowance for loan losses may prove

inadequate or we may be negatively affected by credit risk exposures.
We periodically review

our allowance for loan losses for adequacy considering economic conditions and trends, collateral
values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming
assets.

We cannot be

certain that our allowance for loan losses will be adequate over time to cover credit losses in our
portfolio because of unanticipated adverse changes in the economy,

including the continuing effects of the pandemic and
fiscal and monetary response to COVID-19, loan modifications and deferrals,

market conditions or events adversely
affecting specific customers, industries or markets, including disruptions of supply chains and war, and changes

in
borrower behaviors.

Certain borrowers may not recover fully or may fail as a result of COVID

-19 effects.

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

In contrast, rising
interest rates would be expected to reduce mortgage refinancings and extend the duration of our MSRs.
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

Excluding owner occupied commercial real estate, we had
50.0% of our portfolio in CRE loans at year-end 2021 compared to 43.6% at year-end 2020.

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
At year-end 2021, 21% of our total loans were CRE loans to

hotels/motels, retail and shopping centers and restaurants,
businesses that were severely affected

by the effects of COVID-19.

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

Fintech and other non-bank competitors also complete for our customers, and may partner with other banks and/or seek to enter the payments system.

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
technological improvements.
The financial services industry is undergoing rapid

technological changes with frequent introductions of new technology driven products and services and growing demands for mobile and user-based banking applications. In addition to allowing
us to analyze our customers better, the effective

use of technology may increase efficiency and may enable

financial
institutions to reduce costs, risks associated with fraud and compliance with anti-money laundering and other laws, and
various operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and
payments businesses, and have increased competition in these businesses. Our future success will depend, in part, upon our
ability to use technology to provide products and services that meet our customers’ preferences and create additional
efficiencies in operations, while avoiding cyber-attacks

and disruptions, data breaches and anti-money laundering
violations. The COVID-19 pandemic and increased remote work has accelerated electronic banking activity and the need
for increased operational efficiencies.

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

As a result, our competition from service providers not
located in our markets has increased.
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
counterparties.

The COVID-19 pandemic presented operational challenges to

maintaining continuity of operations of
customer services while protecting our employees’ and customers’ safety.

In addition, we face certain risks inherent in the
ownership and operation

of our bank premises and other real-estate, including liability for accidents on our properties.
Although we have implemented risk controls and loss mitigation actions, and substantial resources are devoted to
developing efficient procedures, identifying and rectifying

weaknesses in existing procedures and training staff and
potential environmental risks, it is not possible to be certain that such actions have been or will be effective in controlling
these various operational risks that evolve continuously.

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
Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all of our employees will
closely follow our risk management policies and procedures, nor can there be any assurance that our risk management
policies and procedures will enable us to accurately identify all risks and limit our exposures based on our assessments. In
addition, we may have to implement more extensive

and perhaps different risk management policies and procedures as our
regulation changes.

For example, the Federal Reserve and the OCC are in the initial stages of proposing climate risk
management criteria and potential climate risk stress tests.

The SEC is expected to require more disclosure on climate
risks, also.

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

Cybercrime risks
have increased as electronic and mobile banking activities increased as a result of the COVID-19 pandemic, and may
increase as a result of the Russia invasion of Ukraine.

Other financial service institutions and their service providers have reported material security breaches in their websites or other systems, some of which have involved sophisticated and
targeted attacks, including use of stolen access credentials, malware,

ransomware, phishing and distributed denial-of-
service attacks, among other means.

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

Despite our cybersecurity policies and procedures and our Board of Director’s and Management’s efforts

to monitor and
ensure the integrity of the system we use, we may not be able to anticipate the rapidly evolving security threats, nor may we
be able to implement preventive measures effective against

all such threats. The techniques used by cyber criminals change frequently, may not be recognize

d

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
Severe weather and natural disasters, including

as a result of climate change, pandemics, epidemics,

acts of war or
terrorism or other external events could

have significant effects on our business.
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

The COVID-19 pandemic, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely
affected, and may continue to adversely affect economic

activity globally,

nationally and locally.

Market interest rates have
declined significantly during 2020, and remain low,

but may begin increasing in early 2022 due to inflation.

Such events
also may adversely affect business and consumer confidence,

generally.

We and our customers,

and our respective
suppliers, vendors and processors may be adversely affected

by rising costs and shortages of needed equipment and
supplies.

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

As of December 31, 2022, we had a
net deferred tax asset of $0.4 million with gross deferred tax assets of $1.7

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
The Federal Reserve shifted to a more accommodating monetary policy in

Summer 2019. During 2020, the Federal Reserve
reduced its federal funds target to 0-0.25% and has made significant monthly purchases of U.S. Treasury and agency
mortgage-backed securities to help stimulate the economy,

market interest rates have increased, possibly as a result of increased government borrowings to finance rounds of fiscal stimulus and increased inflation expectations resulting from
such stimulus and expected increases in economic growth from fiscal and monetary stimulus and COVID-19 vaccinations.

Our costs of funds may increase as a result of general economic conditions, increasing interest rates and competitive
pressures, and potential inflation resulting from continued government deficit spending and monetary policies, and
anticipated changes by the Federal Reserve to a less accommodative monetary policy.

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

Interest rates, and consequently our results of operations,
are affected by general economic conditions (national, international and local) and fiscal and monetary policies, as well as
expectations of interest rate changes, fiscal and monetary policies and the shape of the yield curve.

Our income is primarily
driven by the spread between these rates. As a result, a steeper yield curve,

meaning long-term interest rates are
significantly higher than short-term interest rates, would

provide the Bank with a better opportunity to increase net interest income. Conversely, a

flattening yield curve could further pressure our net interest margin as our cost of funds increases
relative to the spread we can earn on our assets. In addition, net interest income could be affected by asymmetrical changes
in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index.

The
interest rate reductions by the Federal Reserve and the effects of the

COVID-19 pandemic have reduced market rates,
which adversely affected our net interest income and our results of operations.
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

adversely affect us.
The COVID-19 pandemic generally has increased our deposits and at banks, generally,

while reducing the interest rates
earned on loans and securities.

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

Additionally, whether the purchase

or sales prices of our common stock
reflects a reasonable valuation of our common stock also is affected by limited trading market, and thus the price you
receive for a thinly-traded stock such as our common stock, may not reflect its true or intrinsic

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

Legislative and regulatory changes
The Biden Administration is appointing new members to FDIC and Federal

Reserve Board, and has appointed an acting
Comptroller of the Currency and a new full time CFPB director.

This Administration and its appointees propose changes to
bank regulation and corporate tax changes that could have an adverse effect on our results of operations and financial
conditions.
We are

subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We and our subsidiaries are

regulated by several regulators, including the Federal Reserve, the

Alabama Superintendent,
the SEC and the FDIC.

Our success is affected by state and federal laws and regulations affecting banks and bank holding
companies, and the securities markets, and our costs of compliance could adversely affect our earnings.

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

could have a
material adverse effect on us. Compliance with applicable

laws and regulations is time consuming and costly and may
affect our profitability. The

position of the President and his administration that took office in January 2021 with respect to
regulation of banks and bank holding companies is not yet fully known, but their views and actions could have a material
adverse effect on financial services regulation, generally.

Litigation and regulatory actions could harm

our reputation and adversely affect our results

of operations and financial
condition.
A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries or investigations,
could harm our reputation, result in material fines or penalties, result in significant legal and other costs, divert management
resources away from our business, and otherwise have a material adverse effect on our ability to expand on our existing
business, financial condition and results of operations. Even if we ultimately prevail in litigation, regulatory investigation or
action, our ability to attract new customers, retain our current customers and recruit and retain employees could be
materially and adversely affected. Regulatory inquiries and litigation may also adversely affect the prices or volatility of
our securities specifically, or the

securities of our industry,

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
quality personnel.

The Basel III Capital Rules include a minimum ratio of common equity tier 1 capital, or CET1, to risk-
weighted assets of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets.
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

•

ability to pay or increase dividends on our capital stock.

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

us.
Failures to comply with the fair lending laws, CFPB regulati ons or the Community Reinvestment Act, or CRA, could
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

COVID-19 Risks
The COVID-19 pandemic may continue to adversely affect our business, financial condition and results of operations. The
ultimate effects of the pandemic on us will depend on the severity,

scope and duration of the pandemic, its cumulative
economic effects, governmental actions in response

to the pandemic, and the restoration of a more

normal economy.

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

Though various of these measures
have been relaxed or eliminated, the pandemic has moved in disruptive and unpredictable waves.

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

The auto industry’s production

and sales continue to
be adversely affected

by supply chain disruptions.

Hyundai and Kia are major direct and indirect employers in our area.
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

may increase
economic and market risks, including valuation “bubbles,” volatility in various assets and inflation;
•
Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal
Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time, but is
considering raising interest rates and reducing its securities holdings as a result of inflation that is substantially
higher than the Federal

Reserve’s target range;
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

•
The restoration of financial stability and economic growth may depend on the health care system developing and
deploying COVID-19 testing and contact tracing, and delivery of COVID-19 vaccines,

which promote consumer
and employee health and confidence in the economy.

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

The stock market’s gains due to a concentration

of high growth companies has
been adversely affected by inflation and expectation of higher interest rates and the Russia invasion of Ukraine in February
2022.

The COVID-19 global pandemic could result in

deterioration of asset quality and an increase in credit

losses.

Many businesses have had, and may continue to have lower revenues and cash flows and many consumers will have lower
income as a result of COVID-19. These could result in an inability to repay loans timely in full, reduce our asset quality and
reduce our deposits. Loan modifications and payment deferrals may also increase our credit risks, especially when
temporary regulatory relief for these actions expires. Our business, results of operations, liquidity and financial condition
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

SBA lenders
and other approved PPP lenders, subject to numerous limitations and eligibility criteria. The Bank is participating as a
lender in the PPP and made a total of $56.7 million of PPP loans in 2020 and 2021.

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
At December 31, 2021 we had $8.1 million PPP loans outstanding and had not realized any losses on such loans.

ITEM 1B. UNRESOLVED

STAFF COMMENTS
None.
ITEM 2. DESCRIPTION OF PROPERTY
The Bank conducts its business from its main office and seven full-service branches.

The Bank also operates loan
production offices in Auburn and Phenix City,

Alabama.
The Bank owns its main campus in downtown Auburn, Alabama, which comprises over 5 acres and includes the Bank's
temporary main office, operations center,

drive-through facility,

and parking deck.

The operations center, built as a theater
in 1968, and remodeled by the Bank after purchasing it in 1985, has approximately 23,000 square feet of space. All of the
Bank’s loan servicing, data processing activities,

and other operations, are located in the operations building.

Currently,

the
Bank’s temporary main office

is located in the operations center as the Bank completes Phase I of its main campus redevelopment plan.

The temporary main office branch offers the full line of the Bank’s services and has one ATM.

The
Bank’s drive-through facility located

on the main office campus was constructed in October 2012.

This drive-through
facility has five drive-through lanes, including an ATM,

and a walk-up teller window.

Phase I of the redevelopment plan includes the construction of a new headquarters building,

the AuburnBank Center, and a
parking deck.

Construction activities for Phase I commenced during the second half of 2020 and the parking deck was
completed in April of 2021.

The parking deck has approximately 500 parking spaces, is open to the public and charges hourly, monthly,

and special event rates, and is expected to provide for future parking needs on the Bank’s main campus,
including the new headquarters building.

The new headquarters building will have approximately 90,000 square feet of
space and is expected to be complete in the second quarter of 2022.

Upon completion of Phase I, the Bank’s main office,
Auburn loan production office, and all of its back-office operations will be relocated to the new headquarters building.

The
Bank expects to lease approximately 46,000 square feet of office space and approximately 5,000 square feet of retail space
in the new headquarters building to third party tenants.
In January 2019, the Bank purchased a parcel that adjoins the operations center in order to improve ingress and egress to
the Bank’s main campus.

The building improvements currently on this adjoining parcel, as well as the operations building,
will be demolished under Phase II of the Bank's campus redevelopment plan.

In February 2022, the Company entered into
an agreement, subject to a 180 day inspection period and customary closing conditions,

to sell this combined parcel of
approximately 0.85 acres to a hotel developer.

As part of the agreement, the Bank will negotiate a long-term lease with the hotel developer for 100 to 150 parking spaces in the Bank’s

parking deck.

Upon closing, the Company currently expects
this sale to be accretive to 2022 earnings by approximately $0.70 per share.
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

In May 2021,

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

or results of operations.
ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.
PART

II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER

MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is listed

on the Nasdaq Global Market, under the symbol “AUBN”. As of March 7, 2022, there were approximately 3,516,971 shares of the Company’s

Common Stock issued and outstanding, which were held by
approximately 369 shareholders of record. The following table sets forth, for the indicated

periods, the high and low closing
sale prices for the Company’s Common Stock

as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

Closing

Cash

Price

Dividends
Per Share (1)
Declared

High Low
2021
First Quarter $

48.00

$

37.55

$

0.26

Second Quarter

38.90

34.50

0.26

Third Quarter

35.36

33.25

0.26

Fourth Quarter

34.79

31.32

0.26

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

Auburn National Bancorporation, Inc.

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
Auburn National Bancorporation, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Southeast Region Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

Performance Graph
The following performance graph compares the cumulative, total return on the

Company’s Common Stock

from
December 31, 2016 to December 31, 2021, with that of the Nasdaq Composite Index and

SNL Southeast Bank Index
(assuming a $100 investment on December 31, 2016). Cumulative total return represents the change in stock price and the
amount of dividends received over the indicated period, assuming the reinvestment of dividends.

Period Ending
Index 12/31/2016 12/31/2017 12/31/2018 12/31/2019 12/31/2020 12/31/2021
Auburn National Bancorporation, Inc. 100.00
127.56 106.32 182.85 146.96 117.06
NASDAQ Composite Index 100.00
129.64 125.96 172.18 249.51 304.85
S&P U.S. BMI Banks - Southeast Region Index 100.00
123.70 102.20 144.05 129.15 184.47

Issuer Purchases of Equity Securities
Period
Total Number of
Shares Purchased
Average Price Paid
per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
The Approximate
Dollar Value

of Shares
that May Yet

Be Under
the Plans or
Programs(1)
October 1 – October 31, 2021

1,684

33.85

1,684

3,623,268
November 1 – November 30, 2021

7,169

33.85

7,169

3,380,597
December 1 – December 31, 2021 –– –– –– 3,380,597
Total

8,853

33.85

8,853

3,380,597
(1) On March 9, 2021 the Company adopted a $5 million stock repurchase program that became effective April 1, 2021.
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

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
The following is a discussion of our financial condition at December 31,

2021 and 2020 and our results of operations for
the years ended December 31, 2021 and 2020. The purpose of this discussion is to provide information about our financial
condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2021 2020
Net interest income (a) $ 24,460 $ 24,830
Less: tax-equivalent adjustment 470 492
Net interest income (GAAP) 23,990 24,338
Noninterest income 4,288 5,375
Total revenue 28,278 29,713
Provision for loan losses (600) 1,100
Noninterest expense 19,433 19,554
Income tax expense

1,406 1,605
Net earnings $ 8,039 $ 7,454
Basic and diluted net earnings per share $ 2.27 $ 2.09
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
Financial Summary
The Company’s net earnings were $8.0

million for the full year 2021, compared to $7.5 million for the full year 2020.

Basic and diluted net earnings per share were $2.27 per share for the full year 2021,

compared to $2.09 per share for the full
year 2020.

Net interest income (tax-equivalent) was $24.5

million in 2021, a 1% decrease compared to $24.8 million in 2020. This decrease was primarily due to net interest margin compression

,

partially offset by balance sheet growth.

Net interest
margin (tax-equivalent) decreased to 2.55% in 2021,

compared to 2.92% in 2020, primarily due to the lower interest rate environment and changes in our asset mix resulting from the significant increase in deposits from government stimulus and
relief programs and customers’ increased savings.

At December 31, 2021, the Company’s allowance

for loan losses was $4.9 million, or 1.08% of total loans, compared to
$5.6 million, or 1.22%

of total loans, at December 31, 2020.

Excluding

Paycheck Protection Program (“PPP”) loans, which
are guaranteed by the SBA,

the Company’s allowance for loan losses

was 1.10% and 1.27% of total loans at December 31,
2021 and 2020, respectively
.

The Company recorded a negative provision for loan losses of $0.6 million in 2021 compared
to a charge of $1.1 million during 2020.

The negative provision for loan losses was primarily related to improvements in economic conditions in our primary market area, and related improvements in our asset quality.

The provision for loan
losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit quality and
the amount of net charge-offs.

Net charge-offs as a percent of average loans were 0.02% in 2021

,

compared to net
recoveries as a percent of average loans of 0.03% in 2020.

Noninterest income was $4.3 million in 2021 compared to $5.4 million in 2020.

The decrease was primarily due to a $0.8
million decrease in mortgage lending income in 2021 as refinance activity declined in our primary market area and a $0.3
million non-taxable death benefit from bank-owned life insurance received in 2020.

Noninterest expense was $19.4

million in 2021 compared to $19.6

million in 2020. The decrease was primarily due to a
reduction of $0.8

million in various expenses related to the redevelopment of the Company’s headquarters in downtown
Auburn.

This decrease was mostly offset by increases in salaries and benefits expe nse of $0.4 million and a $0.2 million
increase in FDIC and other regulatory assessments during 2021.
Income tax expense was $1.4

million in 2021 and $1.6 million in 2020 reflecting an effective tax rate of 14.89

%

and
17.72%, respectively.

This decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit
investment funded in the fourth quarter of 2021.

The Company’s effective income

tax rate is principally impacted by tax-
exempt earnings from the Company’s investments

in municipal securities, bank-owned life insurance, and New Markets
Tax Credits.

The Company paid cash dividends of $1.04

per share in 2021, an increase of 2% from 2020. At December 31, 2021, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.06%,

a tier 1 leverage ratio of 9.35% and common equity tier
1 (“CET1”) of 16.23% at December 31, 2021.

COVID-19 Impact Assessment
The COVID-19 pandemic has occurred in waves of different

variants since the first quarter of 2020.

Vaccines

to protect
against and/or reduce the severity of COVID-19 were widely introduced at the beginning of 2021.

At times, the pandemic
has severely restricted the level of economic activity in our markets. In response to the COVID

-19 pandemic, the State of
Alabama, and most other states, have taken preventative or protective actions to prevent the spread of the virus, including
imposing restrictions on travel and business operations and a statewide mask mandate,

advising or requiring individuals to
limit or forego their time outside of their homes, limitations on gathering of people and social distancing,

and causing
temporary closures of businesses that have been deemed to be non-essential. Though certain of these measures have been
relaxed or eliminated, especially as vaccination levels increased, such measures could be reestablished in cases of new
waves, especially a wave of a COVID-19 variant that is more resistant to existing vaccines.

COVID-19 has significantly affected local state, national and global health and economic activity and its future effects are
uncertain and will depend on various factors, including, among others, the duration and scope of the pandemic, especially
new variants of the virus, effective vaccines and drug treatments, together with governmental, regulatory and private sector
responses. COVID-19 has had continuing significant effects

on the economy, financial

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

As permitted by state public health guidelines, on June 1, 2020, we re-
opened some of our branch lobbies.

In 2021, we opened our remaining branch lobbies.

We continue to provide
services through our online and other electronic channels.

In addition, we maintain remote work access to help
employees stay at home while providing continuity of service.
•

We are focused on servicing

the financial needs of our commercial and consumer clients with extensions

and
deferrals to loan customers effected by COVID-19, provided

such customers were not more than 30 days past due
at the time of the request; and
•

We

were an active PPP lender. PPP loans were forgivable,

in whole or in part, if the proceeds are used for payroll
and other permitted purposes in accordance with the requirements of the PPP.

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

We
believe these loans and our participation in the program helped our customers and the communities we serve.
COVID-19 has also had various economic effects, generally.

These include supply chain disruptions and manufacturing
delays, shortages of certain goods and services, reduced consumer expenditure on hospitality and travel, and migration from
larger urban centers to less populated areas and remote work.

The demand for single family housing has exceeded existing
supplies.

When coupled with construction delays attributable to supply chain disruptions and worker shortages, these
factors have caused housing prices and apartment rents to increase, generally.

Stimulative monetary and fiscal policy,
along with shortages of certain goods and services, and rising petroleum and food prices have led to the highest inflation in
decades.

Although fiscal stimulus remains under consideration by the President and Congress,

the Federal Reserve is
considering increasing its target interest rates and reducing its holding of securities to stem inflation.

A summary of PPP loans extended during 2020 follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%
We collected

approximately $1.5 million in fees related to our PPP loans during 2020.

Through December 31, 2021, we
have recognized all of these fees, net of related costs.

As of December 31, 2021, we had received payments and
forgiveness on all PPP loans extended during 2020.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits,

and Venues

Act (the “Economic Aid
Act”) was signed into law. The

Economic Aid Act provides a second $900 billion stimulus package, including

$325 billion
in additional PPP loans.

The Economic Aid Act also permits the collection of a higher amount of PPP loan fees by
participating banks.

A summary of PPP loans extended during 2021 under the Economic Aid

Act follows:
(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 12 5 6,494 32
Up to $350,000 242 95 13,757 68
Total 254 100% $ 20,251 100%
We collected

approximately $1.0 million in fees related to PPP loans under the Economic Aid Act.

Through December 31,
2021, we have recognized $0.7 million of these fees, net of related costs.

As of December 31, 2021, we have received
payments and forgiveness on 116

PPP loans under the Economic Aid Act, totaling $12.1 million.

The outstanding balance
for the remaining 138 PPP loans under the Economic Aid Act

was approximately $8.1 million at December 31, 2021.

We continue to closely

monitor this pandemic, and are working to continue our services during the pandemic and to address
developments as those occur.

Our results of operations for year ended December 31, 2021, and our financial condition at
that date reflect only the ongoing effects of the pandemic, and may not be indicative of future results or financial
conditions, including possible changes in monetary or fiscal stimulus, and the possible effects of the expiration or extension
of temporary accounting and bank regulatory relief measures in response to the

COVID-19 pandemic.

As of December 31, 2021,

all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

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
The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At December 31, 2021 and 2020, and for the years then ended, the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.
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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of
2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic
downturn in its loss history. The Company believes

the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2021, the Company increased its look-back period to

51 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009. The Company will likely continue to increase its look-
back period to incorporate the effects of at least one economic downturn in its loss history. During 2020,

the Company
adjusted certain qualitative and economic factors related to changes in economic conditions driven by the impact of the
COVID-19 pandemic and resulting adverse economic conditions, including higher unemployment in our primary market
area.

During 2021, the Company adjusted certain qualitative and economic factors to reflect improvements in economic
conditions in our primary market area.

Further adjustments may be made in the future as a result of the ongoing COVID-19
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

For more information regarding fair value measurements and disclosures, please refer to Note 14, Fair Value,

of the consolidated financial statements that accompany this report.
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
Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. Based upon the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at December 31, 2021. The amount
of the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are
reduced.

Average Balance

Sheet and Interest Rates
Year ended December 31

2021 2020
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 459,712 4.45% $ 465,378 4.74%
Securities - taxable 320,766 1.28% 234,420 1.68%
Securities - tax-exempt (a) 62,736 3.57% 63,029 3.72%
Total securities 383,502 1.66% 297,449 2.11%
Federal funds sold 38,659 0.15% 30,977 0.41%
Interest bearing bank deposits 77,220 0.13% 56,104 0.41%
Total interest-earning assets 959,093 2.81% 849,908 3.38%
Deposits:

NOW 178,197 0.12% 154,431 0.34%
Savings and money market 296,708 0.22% 242,485 0.44%
Certificates of deposits 159,111 1.03% 165,120 1.36%
Total interest-bearing deposits 634,016 0.39% 562,036 0.68%
Short-term borrowings 3,349 0.51% 1,864 0.48%
Total interest-bearing liabilities 637,365 0.39% 563,900 0.68%
Net interest income and margin (a) $ 24,460 2.55% $ 24,830 2.92%
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures".
RESULTS

OF OPERATIONS
Net Interest Income and Margin
Net interest income (tax-equivalent) was $24.5 million in 2021, compared to $24.8 million in 2020.

This decrease was due
to a decline in the Company’s net interest

margin (tax-equivalent),

partially offset by balance sheet growth.

The tax-equivalent yield on total interest-earning assets decreased by 57 basis points in 2021 from 2020 to 2.81%.

This
decrease was primarily due to the lower rate environment and changes in our asset mix from the significant increase in
deposits from government stimulus and relief programs and customers’ increased savings.
The cost of total interest-bearing liabilities decreased 29 basis points to 0.39%

in 2021 compared to 0.68 in 2020.

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

Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that
management believes, based on its processes and estimates, should be adequate to provide for the probable losses on
outstanding loans. The Company recorded a negative provision for loan losses of $0.6 million during 2021, compared to
$1.1 million in provision for loan losses during 2020.

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

The Company’s allowance
for loan losses as a percentage of total loans was 1.08% at December 31, 2021, compared to 1.22% at December 31, 2020.
Excluding PPP loans, which are guaranteed by the SBA, the Company’s allowance for loan losses was 1.10% and 1.27% of
total loans at December 31, 2021 and 2020, respectively.

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
Noninterest Income

Year ended December 31
(Dollars in thousands) 2021 2020
Service charges on deposit accounts $ 566 $ 585
Mortgage lending 1,547 2,319
Bank-owned life insurance 403 724
Securities gains, net 15 103
Other 1,757 1,644
Total noninterest income $ 4,288 $ 5,375
The decrease in service charges on deposit accounts was primarily driven by a decline in consumer spending activity as a
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

The following table presents a breakdown of the Company’s

mortgage lending income for 2021 and 2020.
Year ended December 31
(Dollars in thousands) 2021 2020
Origination income $ 1,417 $ 2,300
Servicing fees, net 130 19
Total mortgage lending income $ 1,547 $ 2,319
The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans. Origination income decreased in 2021 compared to 2020 due
to a decrease in refinance activity in our primary market.

The decrease in origination income was partially offset by an increase in servicing fees, net of related amortization expense as prepayment speeds slowed during 2021, resulting in
decreased amortization expense.

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
Noninterest Expense
Year ended December 31
(Dollars in thousands) 2021 2020
Salaries and benefits $ 11,710 $ 11,316
Net occupancy and equipment 1,743 2,511
Professional fees 995 1,052
FDIC and other regulatory assessments 426 256
Other 4,559 4,419
Total noninterest expense $ 19,433 $ 19,554
The increase in salaries and benefits expense was primarily due to a decrease in deferred costs related to the PPP loan
program, routine annual wage and benefit increases, and management increasing the minimum hourly wage for banking
positions to $15.
The decrease in net occupancy and equipment was primarily due to a reduction of various expenses related to the
redevelopment of the Company’s headquarters

in downtown Auburn.

This amount includes revised depreciation estimates
and other temporary relocation costs. For more information regarding changes in accounting estimates, please refer to Note
1, Summary of Significant Accounting Policies, of the consolidated financial statements that accompany this report.
The increase in FDIC and other regulatory assessments was primarily due to the expiration of FDIC assessment credits
during 2020 and an increased assessment base during 2021.
Income Tax

Expense
Income tax expense was $1.4 million in 2021 and $1.6 million in 2020.

The Company’s effective income

tax rate was
14.89% in 2021, compared to 17.72% in 2020.

This change was primarily due to an income tax benefit related to a New
Markets Tax Credit investment

funded in the fourth quarter of 2021.

The Company’s effective income

tax rate is
principally impacted by tax-exempt earnings from the Company’s investments in municipal securities, bank-owned life
insurance, and New Markets Tax

Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $421.9

million at December 31, 2021, compared to $335.2 million at December 31, 2020.

This increase reflects an increase in the amortized cost basis of securities available-for-sale of $95.7 million, and a decrease
of $9.0 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increases in customer deposits. The decrease in the fair value of securities was primarily due to an increase
in long-term interest rates. The average annualized tax-equivalent yields earned on total securities were 1.66%

in 2021 and
2.11%

in 2020.
The following table shows the carrying value and weighted average yield of securities available

-for-sale as of December
31, 2021 according to contractual maturity.

Actual maturities may differ from contractual maturities of mortgage-backed securities (“MBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

December 31, 2021
1 year

1 to 5
5 to 10

After 10
Total

(Dollars in thousands) or less years years years Fair Value
Agency obligations $ 5,007 49,604 69,802 — 124,413
Agency MBS — 680 35,855 186,836 223,371
State and political subdivisions 170 647 15,743 57,547 74,107
Total available-for-sale $ 5,177 50,931 121,400 244,383 421,891
Weighted average yield (1):
Agency obligations 2.00% 1.36% 1.31% — 1.36%
Agency MBS — 3.42% 1.48% 1.34% 1.37%
State and political subdivisions 4.25% 2.85% 2.18% 2.77% 2.64%
Total available-for-sale 2.07% 1.40% 1.47% 1.68% 1.59%
(1) Yields are calculated based on amortized cost.
Loans
December 31
(In thousands) 2021 2020
Commercial and industrial $ 83,977 82,585
Construction and land development 32,432 33,514
Commercial real estate

258,371 255,136
Residential real estate 77,661 84,154
Consumer installment 6,682 7,099
Total loans 459,123 462,488
Less:

unearned income
(759) (788)
Loans, net of unearned income
$
458,364 461,700
Total loans, net of unearned income,

were $458.4 million at December 31, 2021, and $461.7 million at December

31, 2020.

Excluding PPP loans, total loans, net of unearned income, were $450.5 million, an increase of $7.5 million, or 2% from
December 31, 2020.

This increase was primarily due to an increase in commercial and industrial loans

,

net of PPP,

of
$12.2 million, partially offset by a decrease in residential real estate loans of

$6.5 million, as lower rates increased refinance
activity and payoffs for consumer mortgage loans.

Four loan categories represented the majority of the loan portfolio at
December 31, 2021: commercial real estate (56%), residential real estate (17%),

commercial and industrial (18%) and
construction and land development (7%).

Approximately 25% of the Company’s commercial

real estate loans were
classified as owner-occupied at December 31, 2021.

Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $7.2 million, or 2%, and $8.7 million, or 2%, of total loans, net of unearned income at December 31,

2021 and 2020, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at December 31, 2021 and 2020. The Company’s

residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer mortgage products.

The average yield earned on loans and loans held for sale was 4.45% in 2021 and 4.74% in 2020.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have
established and periodically review,

lending policies and procedures. Banking regulations limit a bank’s credit exposure by
prohibiting unsecured loan relationships that exceed 10% of its capital; or 20%

of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $21.0 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $18.9

million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At December 31, 2021, the Bank had no
relationships exceeding these limits.
We periodically analyze

our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We

use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-
based capital at December 31, 2021 (and related balances at December 31,

2020).

December 31
(In thousands) 2021 2020
Lessors of 1-4 family residential properties $ 47,880 $ 49,127
Hotel/motel 43,856 42,900
Multi-family residential properties 42,587 40,203
Shopping centers 29,574 30,000
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

As
of December 31, 2021, we had one COVID-19 loan deferral totaling $0.1 million, compared to $32.3 million, or 7% of total
loans at December 31, 2020.

The tables below provide information concerning the composition of these COVID-19 modifications as of December 31,
2021 and 2020.

COVID-19 Modifications
Modification Types
(Dollars in thousands)
# of Loans
Modified Balance
% of Portfolio
Modified
Interest Only
Payment
P&I

Payments
Deferred
December 31, 2021:
Residential real estate 1 $ 59 — — 100%
Total 1 $ 59 — % — % 100%
December 31, 2020:
Commercial and industrial 2 $ 741 — % 100% — %
Commercial real estate 12 31,399 7 100 —
Residential real estate 2 133 — — 100
Total 16 $ 32,273 7% 99% 1%
COVID-19 Modifications within Commercial Real Estate

Segment
(Dollars in thousands)
# of Loans
Modified
Balance of
Loans Modified
% of Total

Loan Class
December 31, 2020:
Hotel/motel 10 $ 26,427 49%
Multifamily 1 3,530 9
Restaurants 1 1,442 10
There were no COVID-19 modifications within the commercial real estate segment at December

31, 2021.
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
the Company’s estimate of probable

losses inherent in the loan portfolio. The

allowance for loan losses was $4.9 million at
December 31, 2021 compared to $5.6 million at December 31, 2020,

which management believed to be adequate at each of
the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the years ended December 31,
2021 and 2020 are presented below.

Year ended December 31
(Dollars in thousands) 2021 2020
Allowance for loan losses:
Balance at beginning of period
$ 5,618 4,386
Charge-offs:
Commercial and industrial
— (7)
Commercial real estate

(254) —
Residential real estate

(3) —
Consumer installment (37) (38)
Total charge

-offs
(294) (45)
Recoveries:
Commercial and industrial
140 94
Residential real estate

55 63
Consumer installment 20 20
Total recoveries
215 177
Net (charge-offs) recoveries
(79) 132
Provision for loan losses
(600) 1,100
Ending balance
$ 4,939 5,618
as a % of loans 1.08% 1.22
as a % of nonperforming loans 1,112% 1,052
Net charge-offs (recoveries) as a % of average loans 0.02% (0.03)
As described under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The level of the allowance

is based upon management’s evaluation

of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay
(including the timing of future payment), the estimated value of any underlying collateral, composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.08% at December 31,

2021, compared to 1.22% at December 31,
2020.

Excluding PPP loans, which are guaranteed by the SBA, the Company’s allowance for loan losses was 1.10% and
1.27% of total loans at December 31, 2021 and 2020, respectively.

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
Nonperforming Assets

At December 31, 2021 the Company had $0.8

million in nonperforming assets compared to $0.5

million at December 31,
2020.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

December 31
(Dollars in thousands) 2021 2020
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 444 534
Other real estate owned 374 —
Total nonperforming assets $ 818 534
as a % of loans and other real estate owned 0.18% 0.12
as a % of total assets 0.07% 0.06
Nonperforming loans as a % of total loans 0.10% 0.12
Accruing loans 90 days or more past due $ — 141
The table below provides information concerning the composition of nonaccrual loans at December 31, 2021 and 2020,
respectively.

December 31
(In thousands) 2021 2020
Nonaccrual loans:
Commercial real estate $ 187 212
Residential real estate 257 322
Total nonaccrual loans /

nonperforming loans
$ 444 534
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is more
than 90 days past due, unless the loan is both well-secured and in the process of collection.

At December 31, 2021 and
2020, respectively, the Company

had $0.4

million and $0.5

million in loans on nonaccrual.
At December 31, 2021 there were no loans 90 days past due and still accruing interest, compared to $0.1 million at
December 31, 2020.

The table below provides information concerning the composition of OREO at December

31, 2021 and 2020, respectively.
December 31
(In thousands) 2021 2020
Other real estate owned:
Commercial real estate $ 374
—

Total other real estate owned $ 374
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

Potential
problem loans, which are not included in nonperforming assets, amounted to $2.4 million, or 0.5% of total loans at
December 31, 2021, compared to $2.9 million, or 1.0% of total loans at December 31, 2020.

The table below provides information concerning the composition of potential problem loans at December 31, 2021 and
2020, respectively.

December 31
(In thousands) 2021 2020
Potential problem loans:
Commercial and industrial
$
226 218
Construction and land development 218 254
Commercial real estate 156 188
Residential real estate 1,748 2,229
Consumer installment 12 23
Total potential problem loans $ 2,360 2,912
At December 31, 2021, approximately $0.3

million or 14.2% of total potential problem loans were past due at least 30 but less than 90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days but less than
90 days as of December 31, 2021 and 2020, respectively.

December 31
(In thousands) 2021 2020
Performing loans past due 30 to 89 days:
Commercial and industrial $ 3 230
Construction and land development 204 61
Commercial real estate
—

29
Residential real estate 516 1,509
Consumer installment 25 29
Total performing loans past due

30 to 89 days
$ 748 1,858
Deposits
December 31
(In thousands) 2021 2020
Noninterest bearing demand $ 316,132 245,398
NOW 183,021 155,870
Money market 244,195 199,937
Savings 91,245 78,187
Certificates of deposit under $250,000 101,660 105,357
Certificates of deposit and other time deposits of $250,000 or more 57,990 55,044
Total deposits $ 994,243 839,793
Total deposits increased

$154.5 million, or 18%, to $994.2 million at December 31, 2021,

compared to $839.8 million at
December 31, 2020. Noninterest-bearing deposits were $316.1

million, or 32% of total deposits, at December 31, 2021,
compared to $245.4 million, or 29% of total deposits at December 31, 2020. These increases reflect deposits from
customers who received PPP loans, the impact of government stimulus checks, and reduced customer spending during the
COVID-19 pandemic.
Estimated uninsured deposits totaled $420.8 million and $315.2 million at December 31,

2021 and 2020, respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

The average rates paid on total interest-bearing deposits were 0.39%

in 2021 and 0.68% in 2020.

Other Borrowings
Other borrowings generally consist of short-term borrowings and long-term debt.

Short-term borrowings generally consist
of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal fund lines totaling $41.0 million with none outstanding at December 31, 2021 and 2020,
respectively. Securities sold under

agreements to repurchase totaled $3.4 million and $2.4 million at December 31,

2021
and 2020, respectively.
The average rates paid on short-term borrowings were 0.51% and 0.48%

in 2021 and 2020, respectively.

The Company had no long-term debt outstanding at December 31, 2021 and 2020, respectively.
CAPITAL ADEQUACY
The Company's consolidated stockholders' equity was $103.7 million and $107.7 million as of December 31, 2021 and
2020,

respectively.

The decrease from December 31, 2020 was primarily driven by an other comprehensive loss due to the
change in unrealized gains on securities available-for-sale, net of tax, of $6.7 million, cash dividends paid of $3.7

million
and stock repurchases of $1.6 million, representing 45,946 shares,

which was partially offset by net earnings of $8.0
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
officers. At December 31, 2021, the Bank’s

ratio was sufficient to meet the fully phased-in conservation buffer.
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
The Federal Reserve has treated us as a “small bank holding company’ under the Federal

Reserve’s policy.

Accordingly,
our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s
tier 1 leverage ratio was 9.35%, CET1 risk-based capital ratio was 16.23%, tier 1 risk-based capital ratio was 16.23%, and
total risk-based capital ratio was 17.06%

at December 31, 2021. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio,

8.0% for tier 1 risk-based capital ratio,
and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation buffer

was
9.06%

at December 31, 2021.

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
+/- 20% for a gradual change of 400 basis points
+/- 15% for a gradual change of 300 basis points
+/- 10% for a gradual change of 200 basis points
+/- 5% for a gradual change of 100 basis points

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in
interest rates up or down when compared to the baseline net interest income forecast at December 31, 2021.

Changes in Interest Rates Net Interest Income % Variance

400 basis points
7.92%

300 basis points
5.61

200 basis points
3.59

100 basis points
1.54

(100) basis points
(0.44)

(200) basis points
NM

(300) basis points
NM

(400) basis points
NM
NM=not meaningful
At December 31, 2021, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.
Economic Value

of Equity
Economic value of equity (“EVE”) measures the extent that estimated econom ic values of our assets, liabilities and off-
balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected
cash flows from assets, liabilities and off-balance sheet items,

which establishes a base case EVE. In contrast with our
earnings simulation model which evaluates interest rate risk over a 12 month timeframe, EVE uses a terminal horizon
which allows for the re-pricing of all assets, liabilities, and off-balance sheet items.

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
45% for an instantaneous change of +/- 400 basis points
35% for an instantaneous change of +/- 300 basis points
25% for an instantaneous change of +/- 200 basis points
15% for an instantaneous change of +/- 100 basis points
The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2021.

Changes in Interest Rates EVE % Variance

400 basis points
(20.53) %

300 basis points
(14.14)

200 basis points
(8.35)

100 basis points
(3.23)

(100) basis points
0.91

(200) basis points
NM

(300) basis points
NM

(400) basis points
NM
NM=not meaningful
At December 31, 2021, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These swaps qualify as derivatives,

but are not designated as hedging
instruments. At December 31, 2021 and 2020, the Company had no derivative contracts to assist in managing interest rate
sensitivity.
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

As of December 31, 2021, the Bank had a remaining available line of credit with the FHLB totaling $319.6 million.

As of
December 31, 2021, the Bank also had $41.0 million of federal funds lines, with none outstanding.

Primary uses of funds
include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2021, which by
their terms had contractual maturity and termination dates subsequent to December

31, 2021:

Payments due by period
1 year 1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 994,243 948,364 37,905 7,785 189
Operating lease obligations 610 120 239 141 110
Total $ 994,853 948,484 38,144 7,926 299
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column
Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual
obligations and unfunded commitments, including loan commitments and reasonable borrower,

depositor, and creditor
requirements over the next 12 months.
Off-Balance Sheet Arrangements
At December 31, 2021, the Bank had outstanding standby letters of credit of $1.

4

million and unfunded loan commitments
outstanding of $71.0 million. Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to
fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold or securities available-for-sale,
or on a short-term basis to borrow and purchase federal funds from other financial institutions.
Residential mortgage lending and servicing activities
We primarily sell conforming

residential mortgage loans in the secondary market to Fannie Mae while retaining the
servicing of these loans. The sale agreements for these residential mortgage loans with

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
laws, among other matters.

As of December 31, 2021, the unpaid principal balance of residential mortgage loans,

which we have originated and sold,
but retained the servicing rights was $252.7 million. Although these loans are generally sold on a non-recourse basis,
except for breaches of customary seller representations and warranties,

we may have to repurchase residential mortgage
loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we fail to
deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a
mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the
mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by
loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has
occurred. We

seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors through our underwriting, quality assurance and servicing practices, including good communications with our residential
mortgage investors.
The Company was not required to repurchase any loans during 2021 and 2020 as a result of representation and warranty
provisions contained in the Company’s sale agreements

with Fannie Mae, and had no pending repurchase or make-whole requests at December 31, 2021.
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

31, 2021, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and
the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We

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

The forbearance period was extended, generally,
to March 31, 2021.

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
Year ended December 31
(In thousands) 2021 2020 2019 2018 2017
Net interest income (GAAP) $ 23,990 24,338 26,064 25,570 24,526
Tax-equivalent adjustment 470 492 557 613 1,205
Net interest income (Tax-equivalent) $ 24,460 24,830 26,621 26,183 25,731

Table 2

- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2021 2020 2019 2018 2017
Income statement
Tax-equivalent interest income (a) $ 26,977 28,686 30,804 29,859 29,325
Total interest expense 2,517 3,856 4,183 3,676 3,594
Tax equivalent net interest income (a) 24,460 24,830 26,621 26,183 25,731
Provision for loan losses (600) 1,100 (250)
—

(300)
Total noninterest income 4,288 5,375 5,494 3,325 3,441
Total noninterest expense 19,433 19,554 19,697 17,874 16,784
Net earnings before income taxes and

tax-equivalent adjustment 9,915 9,551 12,668 11,634 12,688
Tax-equivalent adjustment 470 492 557 613 1,205
Income tax expense 1,406 1,605 2,370 2,187 3,637
Net earnings $ 8,039 7,454 9,741 8,834 7,846
Per share data:
Basic and diluted net earnings

$ 2.27 2.09 2.72 2.42 2.15
Cash dividends declared $ 1.04 1.02 1.00 0.96 0.92
Weighted average shares outstanding
Basic and diluted 3,545,310 3,566,207 3,581,476 3,643,780 3,643,616
Shares outstanding 3,520,485 3,566,276 3,566,146 3,643,868 3,643,668
Book value

$ 29.46 30.20 27.57 24.44 23.85
Common stock price
High $ 48.00 63.40 53.90 53.50 40.25
Low 31.32 24.11 30.61 28.88 30.75
Period-end $ 32.30 42.29 53.00 31.66 38.90
To earnings ratio

14.23 x 20.23 19.49 13.08 18.09
To book value 110% 140 192 130 163
Performance ratios:
Return on average equity

7.54% 7.12 10.35 10.14 9.17
Return on average assets

0.78% 0.83 1.18 1.08 0.94
Dividend payout ratio 45.81% 48.80 36.76 39.67 42.79
Average equity to average assets 10.39% 11.63 11.39 10.63 10.30
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.08% 1.22 0.95 1.00 1.05
Nonperforming loans 1,112% 1,052 2,345 2,691 160
Nonperforming assets as a % of:
Loans and other real estate owned 0.18% 0.12 0.04 0.07 0.66
Total assets 0.07% 0.06 0.02 0.04 0.35
Nonperforming loans as % of loans 0.10% 0.12 0.04 0.04 0.66
Net charge-offs (recoveries) as a % of average loans 0.02% (0.03) 0.03 (0.01) (0.09)
Capital Adequacy (c):
CET 1 risk-based capital ratio 16.23% 17.27 17.28 16.49 16.42
Tier 1 risk-based capital ratio 16.23% 17.27 17.28 16.49 16.98
Total risk-based capital ratio 17.06% 18.31 18.12 17.38 17.91
Tier 1 leverage ratio 9.35% 10.32 11.23 11.33 10.95
Other financial data:
Net interest margin (a) 2.55% 2.92 3.43 3.40 3.29
Effective income tax rate 14.89% 17.72 19.57 19.84 31.67
Efficiency ratio (b) 67.60% 64.74 61.33 60.57 57.53
Selected period end balances:
Securities $ 421,891 335,177 235,902 239,801 257,697
Loans, net of unearned income 458,364 461,700 460,901 476,908 453,651
Allowance for loan losses 4,939 5,618 4,386 4,790 4,757
Total assets 1,105,150 956,597 828,570 818,077 853,381
Total deposits 994,243 839,792 724,152 724,193 757,659
Long-term debt
—

—

—

—

3,217
Total stockholders’ equity 103,726 107,689 98,328 89,055 86,906
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

Loans and loans held for sale (1) $ 459,712 $ 20,473
4.45%

$ 465,378 $ 22,055
4.74%

Securities - taxable 320,766 4,107
1.28%

234,420 3,932
1.68%

Securities - tax-exempt (2) 62,736 2,242
3.57%

63,029 2,343
3.72%

Total securities

383,502 6,349
1.66%

297,449 6,275
2.11%

Federal funds sold 38,659 55
0.15%

30,977 125
0.41%

Interest bearing bank deposits 77,220 100
0.13%

56,104 231
0.41%

Total interest-earning assets 959,093 26,977
2.81%

849,908 28,686
3.38%

Cash and due from banks 14,591 13,727
Other assets 51,664 37,010
Total assets $ 1,025,348 $ 900,645
Interest-bearing liabilities:
Deposits:

NOW $ 178,197 212
0.12%

$ 154,431 523
0.34%

Savings and money market 296,708 655
0.22%

242,485 1,071
0.44%

Certificates of deposits

159,111 1,633
1.03%

165,120 2,253
1.36%

Total interest-bearing deposits 634,016 2,500
0.39%

562,036 3,847
0.68%

Short-term borrowings 3,349 17
0.51%

1,864 9
0.48%

Total interest-bearing liabilities 637,365 2,517
0.39%

563,900 3,856
0.68%

Noninterest-bearing deposits 278,013

227,127

Other liabilities 3,392 4,884
Stockholders' equity 106,578

104,734

Total liabilities and
and stockholders' equity $ 1,025,348 $ 900,645
Net interest income and margin $ 24,460 2.55% $ 24,830 2.92%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income tax rate
of 21%.

Table 4

- Volume and

Rate Variance

Analysis
Years ended December 31, 2021 vs. 2020 Years ended December 31, 2020 vs. 2019
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ (1,582) (1,333) (249) $ (875) (455) (420)
Securities - taxable 175 (933) 1,108 (68) (1,010) 942
Securities - tax-exempt (1) (101) (91) (10) (313) (180) (133)
Total securities

74 (1,024) 1,098 (381) (1,190) 809
Federal funds sold (70) (81) 11 (298) (342) 44
Interest bearing bank deposits (131) (159) 28 (564) (645) 81
Total interest income $ (1,709) (2,597) 888 $ (2,118) (2,632) 514
Interest expense:
Deposits:
NOW $ (311) (340) 29 $ (187) (255) 68
Savings and money market (416) (537) 121 102 (3) 105
Certificates of deposits (620) (560) (60) (244) (166) (78)
Total interest-bearing deposits (1,347) (1,437) 90 (329) (424) 95
Short-term borrowings 8 — 8 2 — 2
Total interest expense (1,339) (1,437) 98 (327) (424) 97
Net interest income $ (370) (1,160) 790 $ (1,791) (2,208) 417

(1) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income

tax rate of 21%.
(2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5

- Net Charge-Offs (Recoveries) to Average

Loans
2021 2020
Net Net
Net charge-off Net (recovery)
charge-offs Average (recovery) (recoveries) Average charge-off
(Dollars in thousands) (recoveries) Loans (2) ratio charge-offs Loans (2) ratio
Commercial and industrial (1)
$ (140) 64,618 (0.22) % $ (87) 56,836 (0.15) %
Construction and land development
—

33,945 —
—

32,721 —
Commercial real estate
254 253,113 0.10
—

256,444 —
Residential real estate
(52) 81,526 (0.06) (63) 87,888 (0.07)
Consumer installment 17 6,975 0.24 18 8,096 0.22
Total
$ 79 440,177 0.02% $ (132) 441,985 (0.03) %
(1) Excludes PPP loans, which are guaranteed by the SBA.
(2) Gross loan balances.

Table 6

- Loan Maturities
December 31, 2021
1 year 1 to 5 5 to 15 After 15
(Dollars in thousands) or less years years years Total
Commercial and industrial $ 26,593 17,474 38,125 1,785 83,977
Construction and land development 26,346 5,191 849 46 32,432
Commercial real estate 31,406 85,149 137,411 4,405 258,371
Residential real estate 3,832 21,919 31,227 20,683 77,661
Consumer installment 2,215 4,111 356
—

6,682
Total loans $ 90,392 133,844 207,968 26,919 459,123

Table 7

- Sensitivities to Changes in Interest Rates on Loans Maturing in More

Than One Year

December 31, 2021
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 268 57,116 57,384
Construction and land development 1,934 4,152 6,086
Commercial real estate 8,220 218,745 226,965
Residential real estate 24,058 49,771 73,829
Consumer installment 38 4,429 4,467
Total loans $ 34,518 334,213 368,731

Table 8

- Allocation of Allowance for Loan Losses
2021 2020
(Dollars in thousands) Amount %* Amount %*
Commercial and industrial $ 857 18.3% $ 807 17.9%
Construction and land development 518 7.1% 594 7.2%
Commercial real estate 2,739 56.2% 3169 55.2%
Residential real estate 739 16.9% 944 18.2%
Consumer installment 86 1.5% 104 1.5%

Total allowance for loan losses $ 4,939 $ 5,618
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) December 31, 2021
Maturity of:
3 months or less $ 2,079
Over 3 months through 6 months 1,747
Over 6 months through 12 months 31,159
Over 12 months 6,505
Total estimated uninsured

time deposits
$ 41,490

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
The information called for by ITEM 7A is set forth in ITEM 7 under the caption

“Market and Liquidity Risk Management”
and is incorporated herein by reference.
ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Index

Page

Report of Independent Registered Public Accounting Firm
(PCAOB ID:
149
)

77
Consolidated Balance Sheets

79
Consolidated Statements of Earnings

80
Consolidated Statements of Comprehensive Income

81
Consolidated Statements of Stockholders’ Equity

82
Consolidated Statements of Cash Flows

83
Notes To Consolidated Financial Statements

84

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board

of Directors of

Auburn National Bancorporation, Inc. and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying

consolidated balance sheets of Auburn National Bancorporation, Inc. and

Subsidiary
(the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive
income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial
statements (collectively, the “financial

statements”). In our opinion, the financial statements present fairly,

in all material
respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its
cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of
America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion
on the Company’s financial statements

based on our audits. We

are a public accounting firm registered with the Public
Company Accounting Oversight Board (United States) (PCAOB) and are

required to be independent with respect to the
Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and
Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements
that were communicated or required to be communicated to the audit committee and that: (1)

relate to accounts or
disclosures that are material to the financial statements and (2) involved our especially challenging,

subjective or complex
judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements,
taken as a whole, and we are not, by communicating the critical audit matter below,

providing separate opinions on the
critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 5 to the Company’s consolidated

financial statements, the Company has a gross loan portfolio of
$460.5 million and related allowance for loan losses of $4.9 million as of December

31, 2021. As described by the
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

The primary procedures we performed to address this critical audit matter included the following:

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
March 8, 2022

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(Dollars in thousands, except share data) 2021 2020
Assets:
Cash and due from banks $
11,210
$
14,868
Federal funds sold
77,420
28,557
Interest bearing bank deposits
67,629
69,150
Cash and cash equivalents
156,259
112,575
Securities available-for-sale

421,891
335,177
Loans held for sale
1,376
3,418
Loans, net of unearned income
458,364
461,700
Allowance for loan losses
(4,939)
(5,618)
Loans, net
453,425
456,082
Premises and equipment, net
41,724
22,193
Bank-owned life insurance
19,635
19,232
Other assets
10,840
7,920
Total assets $
1,105,150
$
956,597
Liabilities:
Deposits:
Noninterest-bearing

$
316,132
$
245,398
Interest-bearing
678,111
594,394
Total deposits
994,243
839,792
Federal funds purchased and securities sold under agreements to repurchase
3,448
2,392
Accrued expenses and other liabilities
3,733
6,723
Total liabilities
1,001,424
848,907
Stockholders' equity:
Preferred stock of $
0.01

par value; authorized

200,000

shares;
issued shares - none
—
—
Common stock of $
0.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,794
3,789
Retained earnings
109,974
105,617
Accumulated other comprehensive income, net
891
7,599
Less treasury stock, at cost -
436,650

shares and
390,859

shares
at December 31, 2021 and 2020, respectively
(10,972)
(9,354)
Total stockholders’ equity
103,726
107,690
Total liabilities and stockholders’

equity
$
1,105,150
$
956,597
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Year ended December 31
(Dollars in thousands, except share and per share data) 2021 2020
Interest income:
Loans, including fees $
20,473
$
22,055
Securities:
Taxable
4,107
3,932
Tax-exempt
1,772
1,851
Federal funds sold and interest bearing bank deposits
155
356
Total interest income
26,507
28,194
Interest expense:
Deposits
2,500
3,847
Short-term borrowings
17
9
Total interest expense
2,517
3,856
Net interest income
23,990
24,338
Provision for loan losses
(600)
1,100
Net interest income after provision for loan

losses
24,590
23,238
Noninterest income:
Service charges on deposit accounts
566
585
Mortgage lending
1,547
2,319
Bank-owned life insurance
403
724
Other
1,757
1,644
Securities gains, net
15
103
Total noninterest income
4,288
5,375
Noninterest expense:
Salaries and benefits
11,710
11,316
Net occupancy and equipment
1,743
2,511
Professional fees
995
1,052
FDIC and other regulatory assessments
426
256
Other
4,559
4,419
Total noninterest expense
19,433
19,554
Earnings before income taxes
9,445
9,059
Income tax expense
1,406
1,605
Net earnings $
8,039
$
7,454
Net earnings per share:
Basic and diluted $
2.27
$
2.09
Weighted average shares

outstanding:
Basic and diluted
3,545,310
3,566,207
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Year ended December 31
(Dollars in thousands) 2021 2020
Net earnings $
8,039
$
7,454
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities
(6,697)
5,617
Reclassification adjustment for net gain on securities

recognized in net earnings
(11)
(77)
Other comprehensive (loss) income
(6,708)
5,540
Comprehensive income $
1,331
$
12,994
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury

(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Balance, December 31, 2019
3,566,146
$
39
3,784
101,801
2,059
(9,355)
$
98,328
Net earnings —
—
—
7,454
—
—
7,454
Other comprehensive income —
—
—
—
5,540
—
5,540
Cash dividends paid ($
1.02

per share)
—
—
—
(3,638)
—
—
(3,638)
Sale of treasury stock
130
—
5
—
—
1
6
Balance, December 31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$
107,690
Net earnings —
—
—
8,039
—
—
8,039
Other comprehensive loss —
—
—
—
(6,708)
—
(6,708)
Cash dividends paid ($
1.04

per share)
—
—
—
(3,682)
—
—
(3,682)
Stock repurchases
(45,946)
—
—
—
—
(1,619)
(1,619)
Sale of treasury stock
155
—
5
—
—
1
6
Balance, December 31, 2021
3,520,485
$
39
$
3,794
$
109,974
$
891
$
(10,972)
$
103,726
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31
(In thousands) 2021 2020
Cash flows from operating activities:
Net earnings $
8,039
$
7,454
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses
(600)
1,100
Depreciation and amortization
1,244
1,666
Premium amortization and discount accretion, net
3,979
2,862
Deferred tax expense (benefit)
278
(330)
Net gain on securities available for sale
(15)
(103)
Net gain on sale of loans held for sale
(1,417)
(2,300)
Net gain on other real estate owned
—
(52)
Loans originated for sale
(47,937)
(82,726)
Proceeds from sale of loans
50,901
83,138
Increase in cash surrender value of bank owned life insurance
(403)
(442)
Income recognized from death benefit on bank-owned life insurance
—
(282)
Net decrease (increase) in other assets
1,235
(2,656)
Net (decrease) increase in accrued expenses and other liabilities
(2,984)
2,399
Net cash provided by operating activities $
12,320
$
9,728
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
—
21,029
Proceeds from maturities of securities available-for-sale
73,607
62,021
Purchase of securities available-for-sale
(173,243)
(177,686)
Decrease (increase) in loans, net
2,883
(766)
Net purchases of premises and equipment
(20,175)
(8,355)
Decrease (increase) in FHLB stock
267
(9)
Purchase of New Markets Tax

Credit investment
(2,181)
—
Proceeds from bank-owned life insurance death benefit
—
694
Proceeds from sale of other real estate owned
—
151
Net cash used in investing activities $
(118,842)
$
(102,921)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits
70,734
49,180
Net increase in interest-bearing deposits
83,717
66,460
Net increase in federal funds purchased and securities sold

under agreements to repurchase
1,056
1,323
Stock repurchases
(1,619)
—
Dividends paid
(3,682)
(3,638)
Net cash provided by financing activities $
150,206
$
113,325
Net change in cash and cash equivalents $
43,684
$
20,132
Cash and cash equivalents at beginning of period 112,575
92,443
Cash and cash equivalents at end of period $
156,259
$
112,575
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,560
$
4,055
Income taxes
2,760
1,956
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure
374
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

nationally and locally.
Following the COVID-19 outbreak in December 2019 and January 2020,

market interest rates declined significantly. The
federal banking agencies encouraged financial institutions to prudently work with borrowers and passed legislation to
provide relief from reporting loan classifications due to modifications related to the COVID

-19 outbreak. The spread of
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
Company revised its original useful life estimate for certain land improvements, buildings and improvements and furniture,
fixtures and equipment, with a carrying value of $
0.5

million at December 31, 2019, to correspond with estimated
demolition dates planned as part of the redevelopment project for its main campus.

This is considered a change in
accounting estimate, per ASC 250-10, where adjustments should be made prospectively.

The effects of this change in
accounting estimate on the 2021 and 2020 consolidated financial statements, respectively,

was a decrease in net earnings of
$
29

thousand, or $
0.01

per share and $
342

thousand, or $
0.10

per share.
Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current-period presentation. These
reclassifications had no impact on the Company’s

previously reported net earnings or total stockholders’ equity.
Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred
subsequent to December 31, 2021. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.
Accounting Standards Adopted in 2021
In 2021, the Company did not adopt any new accounting guidance.

Cash Equivalents
Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest
bearing deposits with other banks, and federal funds sold.
Securities
Securities are classified based on management’s

intention at the date of purchase. At December 31, 2021, all of the
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

The amount allocated to other
comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted
for in other comprehensive income (loss) such as unrealized gains or losses on available

-for-sale securities.
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

It is the Company’s policy to recognize
interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiaries
file a consolidated income tax return
.

Fair Value Measureme

nts

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

For more
information related to fair value measurements, please refer to Note 14, Fair

Value.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the year.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other
rights for, or convertible into, shares of the Company’s

common stock.

As of December 31, 2021 and 2020, respectively,
the Company had no such securities or other rights issued or outstanding, and therefore,

no dilutive effect to consider for
the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

Year ended December 31
(Dollars in thousands, except share and per share data) 2021 2020
Basic and diluted:
Net earnings $ 8,039 $ 7,454
Weighted average common

shares outstanding
3,545,310 3,566,207
Net earnings per share $ 2.27 $ 2.09
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At December 31, 2021, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated
VIE, discussed below.
New Markets Tax

Credit Investment
The New Markets Tax Credit

(“NMTC”) program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvement through the development of successful businesses in these
communities.

The NMTC is available to investors over seven years and is subject to recapture if certain events occur during such period.

At December 31, 2021, the Company had one such investment in the amount of $2.2 million,

which
was included in other assets in the consolidated balance sheets, compared to none at December 31, 2020.

The Company’s
equity investment meets the definition of a VIE. While the Company’s investment exceeds 50% of the outstanding equity
interests, the Company does not consolidate the VIE because it does not meet the characteristics of a primary beneficiary
since the Company lacks the power to direct the activities of the VIE.

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
2,176
$
2,176
Other assets

NOTE 4: SECURITIES
At December 31, 2021 and 2020, respectively,

all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2021 and 2020, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair Gross Unrealized Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2021
Agency obligations (a)
$
5,007
49,604
69,802
—
124,413
1,080
2,079
$
125,412
Agency MBS (a)
—
680
35,855
186,836
223,371
1,527
2,680
224,524
State and political subdivisions
170
647
15,743
57,547
74,107
3,611
270
70,766
Total available-for-sale
$
5,177
50,931
121,400
244,383
421,891
6,218
5,029
$
420,702
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
Securities with aggregate fair values of $
172.3

million and $
166.9

million at December 31, 2021 and 2020, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan Bank
(“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.

The
carrying amounts of nonmarketable equity investments were $
1.2

million and $
1.4

million at December 31, 2021 and 2020,
respectively.

Nonmarketable equity investments include FHLB of Atlanta stock,

Federal Reserve Bank (“FRB”) stock, and
stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at December 31,

2021 and 2020, respectively, segregated

by those
securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.
Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2021:
Agency obligations

$
49,799
1,025
26,412
1,054
76,211
$
2,079
Agency MBS
130,110
1,555
38,611
1,125
168,721
2,680
State and political subdivisions
7,960
109
3,114
161
11,074
270
Total

$
187,869
2,689
68,137
2,340
256,006
$
5,029
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
Other-Than-Temporarily

Impaired Securities
Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At
December 31, 2021 and 2020, respectively,

the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2021 and
2020, respectively.

Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.
Year ended December 31
(Dollars in thousands) 2021 2020
Gross realized gains $
15
184
Gross realized losses
—
(81)
Realized gains, net $
15
103
NOTE 5: LOANS AND ALLOWANCE

FOR LOAN LOSSES

December 31
(In thousands) 2021 2020
Commercial and industrial $
83,977
$
82,585
Construction and land development
32,432
33,514
Commercial real estate:
Owner occupied
63,375
54,033
Hotel/motel
43,856
42,900
Multifamily
42,587
40,203
Other
108,553
118,000
Total commercial real estate
258,371
255,136
Residential real estate:
Consumer mortgage
29,781
35,027
Investment property
47,880
49,127
Total residential real estate
77,661
84,154
Consumer installment
6,682
7,099
Total loans
459,123
462,488
Less: unearned income
(759)
(788)
Loans, net of unearned income $
458,364
$
461,700
Loans secured by real estate were approximately
80.3
% of the total loan portfolio at December 31, 2021.

At December 31,
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

As of December 31, 2021, the
Company has
138

PPP loans with an aggregate outstanding principal balance of $
8.1

million included in this category.

The
Company had
265

PPP loans with an aggregate outstanding principal balance of $
19.0

million included in this category at
December 31, 2020.

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2021
and 2020.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2021:
Commercial and industrial $
83,974
3
—
83,977
—
$
83,977
Construction and land development
32,228
204
—
32,432
—
32,432
Commercial real estate:
Owner occupied
63,375
—
—
63,375
—
63,375
Hotel/motel
43,856
—
—
43,856
—
43,856
Multifamily
42,587
—
—
42,587
—
42,587
Other
108,366
—
—
108,366
187
108,553
Total commercial real estate
258,184
—
—
258,184
187
258,371
Residential real estate:
Consumer mortgage
29,070
516
—
29,586
195
29,781
Investment property
47,818
—
—
47,818
62
47,880
Total residential real estate
76,888
516
—
77,404
257
77,661
Consumer installment
6,657
25
—
6,682
—
6,682
Total $
457,931
748
—
458,679
444
$
459,123
December 31, 2020:
Commercial and industrial $
82,355
230
—
82,585
—
$
82,585
Construction and land development
33,453
61
—
33,514
—
33,514
Commercial real estate:
Owner occupied
54,033
—
—
54,033
—
54,033
Hotel/motel
42,900
—
—
42,900
—
42,900
Multifamily
40,203
—
—
40,203
—
40,203
Other
117,759
29
—
117,788
212
118,000
Total commercial real estate
254,895
29
—
254,924
212
255,136
Residential real estate:
Consumer mortgage
33,169
1,503
140
34,812
215
35,027
Investment property
49,014
6
—
49,020
107
49,127
Total residential real estate
82,183
1,509
140
83,832
322
84,154
Consumer installment
7,069
29
1
7,099
—
7,099
Total $
459,955
1,858
141
461,954
534
$
462,488
The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
27

thousand and $
20

thousand for the years ended December 31, 2021
and 2020, respectively.

Allowance for Loan Losses
The allowance for loan losses as of and for the years ended December 31,

2021 and 2020, is presented below.

Year ended December 31
(In thousands) 2021 2020
Beginning balance $ 5,618 $ 4,386
Charged-off loans (294) (45)
Recovery of previously charged-off loans 215 177
Net (charge-offs) recoveries (79) 132
Provision for loan losses (600) 1,100
Ending balance $ 4,939 $ 5,618
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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At December 31, 2021 and 2020, and for the years then ended, the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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
The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of
2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic
downturn in its loss history. The Company

believes the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2021, the Company increased its look-back period to 51 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009. The

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

During 2021, the Company adjusted certain qualitative and economic factors to reflect improvements in economic
conditions in our primary market area.

Further adjustments may be made in the future as a result of the ongoing COVID-19 pandemic.
The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December
31, 2021 and 2020.

(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2019 $
577
569
2,289
813
138
$
4,386
Charge-offs
(7)
—
—
—
(38)
(45)
Recoveries
94
—
—
63
20
177
Net (charge-offs) recoveries
87
—
—
63
(18)
132
Provision
143
25
880
68
(16)
1,100
Balance, December 31, 2020 $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
(254)
(3)
(37)
(294)
Recoveries
140
—
—
55
20
215
Net recoveries (charge-offs)
140
—
(254)
52
(17)
(79)
Provision
(90)
(76)
(176)
(257)
(1)
(600)
Balance, December 31, 2021 $
857
518
2,739
739
86
$
4,939

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of December 31, 2021 and 2020.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
December 31, 2021:
Commercial and industrial $
857
83,977
—
—
857
83,977
Construction and land development
518
32,432
—
—
518
32,432
Commercial real estate
2,739
258,184
—
187
2,739
258,371
Residential real estate
739
77,599
—
62
739
77,661
Consumer installment
86
6,682
—
—
86
6,682
Total $
4,939
458,874
—
249
4,939
459,123
December 31, 2020:
Commercial and industrial $
807
82,585
—
—
807
82,585
Construction and land development
594
33,514
—
—
594
33,514
Commercial real estate
3,169
254,924
—
212
3,169
255,136
Residential real estate
944
84,047
—
107
944
84,154
Consumer installment
104
7,099
—
—
104
7,099
Total $
5,618
462,169
—
319
5,618
462,488
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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2021
Commercial and industrial $
83,725
26
226
— $
83,977
Construction and land development
32,212
2
218
—
32,432
Commercial real estate:
Owner occupied
61,573
1,675
127
—
63,375
Hotel/motel
36,162
7,694
—
—
43,856
Multifamily
39,093
3,494
—
—
42,587
Other
107,426
911
29
187
108,553
Total commercial real estate
244,254
13,774
156
187
258,371
Residential real estate:
Consumer mortgage
27,647
452
1,487
195
29,781
Investment property
47,459
98
261
62
47,880
Total residential real estate
75,106
550
1,748
257
77,661
Consumer installment
6,650
20
12
—
6,682
Total $
441,947
14,372
2,360
444 $ 459,123
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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at December 31, 2021 and 2020.

December 31, 2021
(In thousands)
Unpaid

principal

balance (1)
Charge-offs

and payments

applied (2)
Recorded
investment (3)
Related
allowance
With no allowance recorded:
Commercial real estate:
Other $
205
(18)
187
$ —
Total commercial real estate
205
(18)
187
—
Residential real estate:
Investment property
68
(6)
62
—
Total residential real estate
68
(6)
62
—
Total

impaired loans
$
273
(24)
249
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

Year ended December 31, 2021 Year ended December 31, 2020
Average Total interest Average Total interest
recorded income recorded income
(In thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
199
—
$
116
—
Total commercial real estate
199
—
116
—
Residential real estate:
Investment property
96
—
59
—
Total residential real estate
96
—
59
—
Total

$
295
—
$
175
—

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
December 31, 2021 and 2020.

TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2021
Commercial real estate:
Other $
—
187
187
$
—
Total commercial real estate
—
187
187
—
Investment property
—
62
62
—
Total residential real estate
—
62
62
—
Total

$
—
249
249
$
—
TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2020
Commercial real estate:
Other $
—
212
212
$
—
Total commercial real estate
—
212
212
—
Investment property
—
107
107
—
Total residential real estate
—
107
107
—
Total

$
—
319
319
$
—
At December 31, 2021 there were no significant outstanding commitments to advance additional funds to customers whose
loans had been restructured.

The following table summarizes loans modified in a TDR during the respective periods both
before and after modification.

Pre- Post-
modification modification
outstanding outstanding
Number of recorded recorded
($ in thousands) contracts investment investment
December 31, 2020
Commercial real estate:
Other
1
$
216
216
Total commercial real estate
1
216
216
Investment property
3
111
111
Total residential real estate
3
111
111
Total

4
$
327
327
There were no loans modified in a TDR in 2021.

Four loans were modified in a TDR during the year ended December 31,
2020 the only concession granted by the Company was related to a delay in the required payment of principal and/or
interest.

During the years ended December 31, 2021 and 2020, respectively,

the Company had no loans modified in a TDR within
the previous 12 months for which there was a payment default (defined as 90 days or more past due).

NOTE 6: PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2021 and 2020 is presented below

.
December 31
(Dollars in thousands) 2021 2020
Land and improvements $
9,830
9,829
Buildings and improvements
16,124
7,436
Furniture, fixtures, and equipment
3,096
2,715
Construction in progress
19,277
8,171
Total premises and equipment
48,327
28,151
Less:

accumulated depreciation
(6,603)
(5,958)
Premises and equipment, net $ 41,724 22,193
Depreciation expense was approximately $
644

thousand and $
905

thousand for the years ended December 31, 2021 and
2020, respectively, and is a component

of net occupancy and equipment expense in the consolidated statements of earnings.

For more information related to depreciation expense, please refer to “Change in

Accounting Estimate” in Note 1,
Summary of Significant Accounting Policies.
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
December 31, 2021 and 2020.

Year ended December 31
(Dollars in thousands) 2021 2020
Beginning balance
$
1,330
1,299
Additions, net
495
671
Amortization expense
(516)
(640)
Ending balance
$
1,309
1,330
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,489
2,111
End of period
1,908
1,489
Data and assumptions used in the fair value calculation related to MSRs at December

31, 2021 and 2020, respectively,

are
presented below.

December 31
(Dollars in thousands) 2021 2020
Unpaid principal balance
$
255,310
265,964
Weighted average prepayment

speed (CPR)
13.3
%
20.7
Discount rate (annual percentage)
9.5
%
10.0
Weighted average coupon

interest rate
3.4
%
3.6
Weighted average remaining

maturity (months)
260
253
Weighted average servicing

fee (basis points)
25.0
25.0
At December 31, 2021, the weighted average amortization period for MSRs was
5.1

years.

Estimated amortization expense
for each of the next five years is presented below.

(Dollars in thousands) December 31, 2021
2022 $
241
2023
194
2024
158
2025
129
2026
106

NOTE 8:

DEPOSITS
At December 31, 2021, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands) December 31, 2021
2022 $
113,771
2023
26,196
2024
11,709
2025
3,377
2026
4,408
Thereafter
189
Total certificates of deposit and

other time deposits

$
159,650
Additionally, at December 31,

2021 and 2020, approximately $
58.0

million and $
55.0

million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.
At December 31, 2021 and 2020, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.
NOTE 9: LEASE COMMITMENTS
We lease certain office

facilities and equipment under operating leases. Rent expense for all operating leases totaled $
0.2
million for both years ended December 31, 2021 and 2020.

On January 1, 2019, we adopted a new accounting standard
which required the recognition of certain operating leases on our balance sheet as lease right of use assets (reported as
component of other assets) and related lease liabilities (reported as a component of accrued expenses and other liabilities).

Aggregate lease right of use assets were $
687

thousand and $
788

thousand at December 31, 2021 and 2020, respectively.

Aggregate lease liabilities were $
710

thousand and $
811

thousand at December 31, 2021 and 2020, respectively.

Rent
expense includes amounts related to items that are not included in the determination of lease right of use assets including
expenses related to short-term leases totaling $
0.1

million for the year ended December 31, 2021.
Lease payments under operating leases that were applied to our operating lease liability totaled

$
120

thousand during the
year ended December 31, 2021. The following table reconciles future undiscounted lease payments due under non-
cancelable operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December
31, 2021.

(Dollars in thousands)
Future lease
payments
2022 $
120
2023
120
2024
120
2025
111
2026
93
Thereafter
207
Total undiscounted operating

lease liabilities
$
771
Imputed interest
61
Total operating lease liabilities

included in the accompanying consolidated balance sheets
$ 710
Weighted-average lease terms

in years
6.79
Weighted-average discount rate
3.06
%

NOTE 10:

OTHER COMPREHENSIVE (LOSS) INCOME
Comprehensive income

is defined

as the

change in

equity from

all transactions

other than

those with

stockholders,

and

it
includes

net

earnings

and

other

comprehensive

(loss)

income.

Other

comprehensive

(loss)

income

for

the

years

ended
December 31, 2021 and 2020, is presented below.

Pre-tax Tax benefit
Net of

(Dollars in thousands) amount (expense) tax amount
2021:
Unrealized net holding loss on securities $
(8,943)
2,246
(6,697)
Reclassification adjustment for net gain on securities recognized in net earnings
(15)
4
(11)
Other comprehensive loss $
(8,958)
2,250
(6,708)
2020:
Unrealized net holding gain on securities $
7,501
(1,884)
5,617
Reclassification adjustment for net gain on securities recognized in net earnings
(103)
26
(77)
Other comprehensive income $
7,398
(1,858)
5,540
NOTE 11:

INCOME TAXES
For the years ended December 31, 2021 and 2020 the components of income tax expense from continuing operations are
presented below.

Year ended December 31
(Dollars in thousands) 2021 2020
Current income tax expense:
Federal $
833
1,459
State
295
476
Total current income tax expense
1,128
1,935
Deferred income tax benefit:
Federal
220
(262)
State
58
(68)
Total deferred

income tax expense (benefit)
278 (330)
Total income tax expense

$ 1,406 1,605

Total income tax expense differs

from the amounts computed by applying the statutory federal income tax rate of 21%

to
earnings before income taxes.

A reconciliation of the differences for the years ended December 31,

2021 and 2020, is
presented below.

2021 2020
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
9,445
9,059
Income taxes at statutory rate
1,983
21.0
%
1,902
21.0
%
Tax-exempt interest
(514)
(5.4)
(489)
(5.4)
State income taxes, net of

federal tax effect
352
3.7
345
3.8
New Markets Tax Credit
(356)
(3.8)
— —
Bank-owned life insurance
(85)
(0.9)
(152)
(1.7)
Other
26
0.3
(1)
—
Total income tax expense

$
1,406
14.9
%
1,605
17.7
%
At December 31, 2021, the Company had a net deferred tax asset of $0.4 million included in other assets on the
consolidated balance sheet and at December 31, 2020, a deferred tax liability of $1.5 million included in other liabilities on
the consolidated balance sheet.

The tax effects of temporary differences that give rise to significant portions of the deferred
tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

December 31
(Dollars in thousands) 2021 2020
Deferred tax assets:
Allowance for loan losses $
1,240
1,411
Accrued bonus

192
183
Right of use liability
178
204
Other
77
91
Total deferred

tax assets
1,687
1,889
Deferred tax liabilities:
Premises and equipment
200
199
Unrealized gain on securities
298
2,548
Originated mortgage servicing rights
329
334
Right of use asset
173
198
New Markets Tax Credit investment
89
—
Other
163
147
Total deferred

tax liabilities
1,252
3,426
Net deferred tax asset (liability) $
435
(1,537)
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion of the entire deferred tax asset will not be realized.

The ultimate realization of deferred tax
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences
become deductible.

Management considers the scheduled reversal of deferred tax liabilities,

projected future taxable
income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and
projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred
tax assets are deductible, management believes it is more-likely-than

-not that the Company will realize the benefits of these
deductible differences at December 31, 2021.

The amount of the deferred tax assets considered realizable, however,

could
be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2021 and 2020, is presented

below.

Year ended December 31
(Dollars in thousands) 2021 2020
Net deferred tax asset (liability):
Balance, beginning of year $ (1,537)
(9)
Deferred tax (expense) benefit related to continuing operations
(278)
330
Stockholders' equity, for accumulated

other comprehensive loss (income)
2,250
(1,858)
Balance, end of year
$
435
(1,537)
ASC 740, Income Taxes,

defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.

This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.

As of December 31, 2021, the
Company had no unrecognized tax benefits related to federal or state income tax matters.

The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during 2022 relative to any tax positions taken prior to
December 31, 2021.

As of December 31, 2021, the Company has accrued no interest and no penalties related to uncertain tax positions.

It is the Company’s policy to recognize interest

and penalties related to income tax matters in income tax
expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns.

The Company is
currently open to audit under the statute of limitations by the Internal Revenue Service and the State of

Alabama for the
years ended December 31, 2018 through 2021.

NOTE 12:

EMPLOYEE BENEFIT PLAN
The Company sponsors a qualified defined contribution retirement plan, the Auburn National

Bancorporation, Inc. 401(k)
Plan (the "Plan").

Eligible employees may contribute up to 100% of eligible compensation, subject to statutory limits upon
completion of 2 months of service.

Furthermore, the Company allows employer Safe Harbor contributions. Participants are
immediately vested in employer Safe Harbor contributions. The

Company's matching contributions on behalf of
participants were equal to $1.00 for each $1.00 contributed by participants, up to 3% of the participants' eligible
compensation, and $0.50 for every $1.00 contributed by participants, above 3% up to 5%

of the participants' eligible
compensation, for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching
contributions to the Plan were approximately $
0.3

million for the years ended December 31, 2021 and 2020, respectively, and are included in salaries and benefits expense.
NOTE 13:

COMMITMENTS AND CONTINGENT LIABILITIES
Credit-Related Financial Instruments
The Company is party to credit related financial instruments with off

-balance sheet risk in the normal course of business to
meet the financing needs of its customers.

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
At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amount represents
credit risk.
December 31
(Dollars in thousands) 2021 2020
Commitments to extend credit $
70,993
$
74,970
Standby letters of credit
1,455
1,237
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
23
thousand and $
25

thousand at December 31, 2021 and 2020, respectively.
Other Commitments
At December 31, 2021, the Company has contracts with construction companies for an aggregate of $
30.5

million to
construct a new headquarters in Auburn, Alabama.

As of December 31, 2021, the Company has paid $
24.1

million under
these contracts with a balance to finish, including retainage, of $
6.4

million.
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

31, 2021 and 2020, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
31, 2021 and 2020, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation
hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2021:
Securities available-for-sale:
Agency obligations

$
124,413
—
124,413
—
Agency MBS
223,371
—
223,371
—
State and political subdivisions
74,107
—
74,107
—
Total securities available-for-sale
421,891
—
421,891
—
Total

assets at fair value
$
421,891
—
421,891
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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
December 31, 2021 and

2020, respectively, by caption, on the accompanying

consolidated balance sheets and by ASC 820
valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2021:
Loans held for sale $
1,376
—
1,376
—
Loans, net (1)
249
—
—
249
Other assets (2)
1,683
—
—
1,683
Total assets at fair value $
3,308
—
1,376
1,932
December 31, 2020:
Loans held for sale $
3,418
—
3,418
—
Loans, net (1)
319
—
—
319
Other assets (2)
1,330
—
—
1,330
Total assets at fair value $
5,067
—
3,418
1,649
(1)
Loans considered impaired under ASC 310-10-35 Receivables. This amount reflects the recorded investment in

impaired loans, net of any related allowance for loan losses.
(2)
Represents other real estate owned and MSRs, net both of which are carried at lower of cost or estimated fair value.
At December 31, 2021 and 2020 and for the years then ended, the Company had no Level

3 assets measured at fair value on
a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis as of December

31, 2021 and 2020, the
significant unobservable inputs used in the fair value measurements are presented below.

Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique

Unobservable Input
Range of Input
December 31, 2021:
Impaired loans $
249
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Other real estate owned
374
Appraisal Appraisal discounts
55.0
-
55.0
%
55.0
%
Mortgage servicing rights, net
1,309
Discounted cash flow Prepayment speed or CPR
6.8
-
16.5
%
13.3
%

Discount rate
9.5
-
11.5
%
9.5
%
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

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2021:
Financial Assets:
Loans, net (1) $
453,425
$
449,105
$
—
$
—
$
449,105
Loans held for sale
1,376
1,410
—
1,410
—
Financial Liabilities:
Time Deposits $
159,650
$
160,581
$
—
$
160,581
$
—
December 31, 2020:
Financial Assets:
Loans, net (1) $
456,082
$
451,816
$
—
$
—
$
451,816
Loans held for sale
3,418
3,509
—
3,509
—
Financial Liabilities:
Time Deposits $
160,401
$
162,025
$
—
$
162,025
$
—
(1) Represents loans, net of unearned income and the allowance for loan losses.

The fair value of loans was measured using an exit

price notion.
NOTE 15: RELATED PARTY

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

(Dollars in thousands)
Amount
Loans outstanding at December 31, 2021 $
1,236
New loans/advances
844
Repayments
(516)
Loans outstanding at December 31, 2021
$
1,564
During 2021 and 2020, certain executive officers and directors of the Company and the Bank, including companies with
which they are affiliated, were deposit customers of the bank.

Total deposits for these persons

at December 31, 2021 and
2020 amounted to $
19.3

million and $
18.7

million, respectively.

NOTE 16: REGULATORY

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

2021.

The Bank remains subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet
minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators
that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy
guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that
involve quantitative measures of their assets, liabilities and certain off

-balance sheet items as calculated under regulatory
accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators
about components, risk weightings and other factors.
As of December 31, 2021, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equit

y

Tier 1, total risk-based, Tier

1 risk-
based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Bank's
regulators that changes the Bank’s regulatory capital

status.
The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2021 and 2020
are presented below.

Minimum for capital
Minimum to be

Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2021:
Tier 1 Leverage Capital $
100,059
9.35
% $
42,808
4.00
% $
53,509
5.00
%
Common Equity Tier 1 Capital
100,059
16.23
27,742
4.50
40,072
6.50
Tier 1 Risk-Based Capital
100,059
16.23
36,990
6.00
49,320
8.00
Total Risk-Based Capital
105,163
17.06
49,320
8.00
61,649
10.00
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

2021, the Bank could have declared
additional dividends of approximately $
8.3

million without prior approval of regulatory authorities. As a result of this limitation, approximately $
92.6

million of the Company’s investment in the Bank

was restricted from transfer in the form
of dividends.

NOTE 17: AUBURN NATIONAL

BANCORPORATION

(PARENT COMPANY)
The Parent Company’s condensed balance sheets

and related condensed statements of earnings and cash flows are as follows.

CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2021 2020
Assets:
Cash and due from banks
$
2,705
4,049
Investment in bank subsidiary
100,951
103,695
Other assets
630
631
Total assets
$
104,286
108,375
Liabilities:
Accrued expenses and other liabilities $
560
685
Total liabilities
560
685
Stockholders' equity
103,726
107,690
Total liabilities and stockholders'

equity
$
104,286
108,375
CONDENSED STATEMENTS

OF EARNINGS
Year ended December 31
(Dollars in thousands) 2021 2020
Income:
Dividends from bank subsidiary
$
3,682
3,638
Noninterest income
665
862
Total income
4,347
4,500
Expense:
Noninterest expense
189
255
Total expense
189
255
Earnings before income tax expense and equity
in undistributed earnings of bank subsidiary
4,158
4,245
Income tax expense
82
110
Earnings before equity in undistributed earnings
of bank subsidiary
4,076
4,135
Equity in undistributed earnings of bank subsidiary
3,963
3,319
Net earnings $
8,039
7,454

CONDENSED STATEMENTS

OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2021 2020
Cash flows from operating activities:
Net earnings
$
8,039
7,454
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net decrease (increase) in other assets
1
(6)
Net decrease in other liabilities
(120)
(561)
Equity in undistributed earnings of bank subsidiary
(3,963)
(3,319)
Net cash provided by operating activities
3,957
3,568
Cash flows from financing activities:
Dividends paid
(3,682)
(3,638)
Stock repurchases
(1,619)
—
Net cash used in financing activities
(5,301)
(3,638)
Net change in cash and cash equivalents
(1,344)
(70)
Cash and cash equivalents at beginning of period 4,049 4,119
Cash and cash equivalents at end of period $
2,705
4,049

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

Under the direction of the Company’s Chief Executive

Officer and Chief Financial Officer,

management has assessed the
effectiveness of the Company’s

internal control over financial reporting as of December 31, 2021 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December 31,

2021.

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

internal controls over
financial reporting.

ITEM 9B.

OTHER INFORMATION
None.
ITEM 9C.

DISCLOSURE REGARDING FORGEIN JURISDICTIONS THAT

PREVENT INSPECTION
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
RELATED STOCKHOLDE

R

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
Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Earnings for the years ended December 31,

2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December

31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December

31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31,

2021 and

2020
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

101.INS

Inline XBRL Instance Document
101.SCH

Inline XBRL Taxonomy Extension

Schema Document
101.CAL

Inline XBRL Taxonomy Extension

Calculation Linkbase Document
101.LAB

Inline XBRL Taxonomy Extension

Label Linkbase Document
101.PRE

Inline XBRL Taxonomy Extension

Presentation Linkbase Document
101.DEF

Inline XBRL Taxonomy Extension

Definition Linkbase Document
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101
*
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
Alabama, on March 8, 2022.

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
March 8, 2022

/S/ DAVID

A. HEDGES
David A. Hedges

EVP,

Chief Financial Officer
(Principal Financial Officer)
March 8, 2022

/S/ C. WAYNE

ALDERMAN
C. Wayne Alderman

Director March 8, 2022

/S/ TERRY W.

ANDRUS
Terry W.

Andrus

Director March 8, 2022

/S/ J. TUTT BARRETT
J. Tutt Barrett

Director March 8, 2022

/S/ LAURA J. COOPER
Laura Cooper

Director March 8, 2022

/S/ WILLIAM F. HAM,

JR.
William F.

Ham, Jr.

Director March 8, 2022

/S/ DAVID

E. HOUSEL
David E. Housel

Director March 8, 2022

/S/ ANNE M. MAY
Anne M. May

Director March 8, 2022

/S/ EDWARD

LEE SPENCER, III
Edward Lee Spencer, III

Director March 8, 2022