Form 10-Q
period 2022-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2022-05-05
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2022
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
Class Outstanding at May 4, 2022
Common Stock, $0.01 par value per share
3,515,787

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement

Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021
3

Consolidated Statements of Earnings (Unaudited) for the quarters ended March 31, 2022 and 2021
4

Consolidated Statements of Comprehensive Loss (Unaudited) for the quarters ended March 31, 2022 and 2021
5

Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2022 and 2021
6

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2022 and 2021
7

Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
28

Table 1 – Explanation of Non -GAAP Financial Measures
48

Table 2 – Selected Quarterly Financial Data
49

Table 3 – Average Balances and Net Interest Income Analysis for the quarters ended March 31, 2022 and 2021
50

Table 4 – Allocation of Allowance for Loan Losses
51

Table 5 – Estimated Uninsured Time Deposits by Maturity
52
Item 3
Quantitative and Qualitative Disclosures About Market Risk
53
Item 4
Controls and Procedures
53
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
53
Item 1A
Risk Factors
53
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
54
Item 3
Defaults Upon Senior Securities
54
Item 4
Mine Safety Disclosures
54
Item 5
Other Information
54
Item 6
Exhibits
55

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,
(Dollars in thousands, except share data) 2022 2021
Assets:
Cash and due from banks $
22,085
$
11,210
Federal funds sold
71,249
77,420
Interest-bearing bank deposits
96,243
67,629
Cash and cash equivalents
189,577
156,259
Securities available-for-sale

417,459
421,891
Loans held for sale
977
1,376
Loans, net of unearned income 428,417 458,364
Allowance for loan losses
(4,658)
(4,939)
Loans, net
423,759
453,425
Premises and equipment, net
42,123
41,724
Bank-owned life insurance
19,734
19,635
Other assets
16,035
10,840
Total assets $
1,109,664
$
1,105,150
Liabilities:
Deposits:
Noninterest-bearing

$
308,338
$
316,132
Interest-bearing
709,404
678,111
Total deposits
1,017,742
994,243
Federal funds purchased and securities sold under agreements to repurchase
3,994
3,448
Accrued expenses and other liabilities
1,517
3,733
Total liabilities
1,023,253
1,001,424
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,795
3,794
Retained earnings
111,123
109,974
Accumulated other comprehensive (loss) income, net
(17,455)
891
Less treasury stock, at cost -
440,164

shares and
436,650

at March 31, 2022
and December 31, 2021, respectively
(11,091)
(10,972)
Total stockholders’ equity
86,411
103,726
Total liabilities and stockholders’

equity
$
1,109,664
$
1,105,150
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2022 2021
Interest income:
Loans, including fees $
4,850
$
5,178
Securities
Taxable
1,336
949
Tax-exempt
419
452
Federal funds sold and interest bearing bank deposits
63
28
Total interest income
6,668
6,607
Interest expense:
Deposits
585
666
Short-term borrowings
5
4
Total interest expense
590
670
Net interest income
6,078
5,937
Provision for loan losses
(250)
—
Net interest income after provision for loan

losses
6,328
5,937
Noninterest income:
Service charges on deposit accounts
142
132
Mortgage lending
253
549
Bank-owned life insurance
99
103
Other
414
398
Total noninterest income
908
1,182
Noninterest expense:
Salaries and benefits
2,950
2,851
Net occupancy and equipment
434
438
Professional fees
230
256
Other
1,287
1,145
Total noninterest expense
4,901
4,690
Earnings before income taxes
2,335
2,429
Income tax expense
254
423
Net earnings $
2,081
$
2,006
Net earnings per share:
Basic and diluted $
0.59
$
0.56
Weighted average shares

outstanding:
Basic and diluted
3,518,657
3,566,299
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2022 2021
Net earnings $
2,081
$
2,006
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities
(18,346)
(5,132)
Other comprehensive loss
(18,346)
(5,132)
Comprehensive loss $
(16,265)
$
(3,126)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings income (loss) stock Total
Quarter ended March 31, 2022
Balance, December 31, 2021
3,520,485
$
39
$
3,794
$
109,974
$
891
$
(10,972)
$
103,726
Net earnings —
—
—
2,081
—
—
2,081
Other comprehensive loss —
—
—
—
(18,346)
—
(18,346)
Cash dividends paid ($
.265

per share)
—
—
—
(932)
—
—
(932)
Stock repurchases
(3,559)
—
—
—
—
(120)
(120)
Sale of treasury stock
45
—
1
—
—
1
2
Balance, March 31, 2022
3,516,971
$
39
$
3,795
$
111,123
$
(17,455)
$
(11,091)
$
86,411
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

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Quarter ended March 31,

(Dollars in thousands) 2022 2021
Cash flows from operating activities:
Net earnings $
2,081
$
2,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses
(250)
—
Depreciation and amortization
244
297
Premium amortization and discount accretion, net
909
959
Net gain on sale of loans held for sale
(229)
(537)
Loans originated for sale
(5,792)
(17,503)
Proceeds from sale of loans
6,366
20,036
Increase in cash surrender value of bank-owned life insurance
(99)
(103)
Net (increase) decrease in other assets
(5,161)
15
Net decrease in accrued expenses and other liabilities
3,938
694
Net cash provided by operating activities
2,007
5,864
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
19,523
24,145
Purchase of securities available-for-sale
(40,498)
(56,409)
Decrease (increase) in loans, net
29,916
(115)
Net purchases of premises and equipment
(549)
(5,577)

(Increase) decrease in FHLB stock
(74)
267
Net cash provided by (used in) investing activities
8,318
(37,689)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits
(7,794)
20,471
Net increase in interest-bearing deposits
31,293
20,327
Net increase in federal funds purchased and securities sold

under agreements to repurchase
546
946
Stock repurchases
(120)
—
Dividends paid
(932)
(927)
Net cash provided by financing activities
22,993
40,817
Net change in cash and cash equivalents
33,318
8,992
Cash and cash equivalents at beginning of period
156,259
112,575
Cash and cash equivalents at end of period $
189,577
$
121,567
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
609
$
687
Income taxes
—
671
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure
—
—
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(Unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES
General
Auburn National Bancorporation, Inc. (the “Company”) provides a full range of banking services to individuals and
commercial customers in Lee County,

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

Annual Report on Form
10-K for the year ended December 31, 2021.
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to March 31, 2022. The Company does not believe there were any material subsequent events during this period
that would have required further recognition or disclosure in the unaudited consolidated financial statements included in
this report.

Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current

-period presentation. These
reclassifications had no effect on the Company’s

previously reported net earnings or total stockholders’ equity.
Accounting Developments
In the first quarter of 2022, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2022 and 2021, respectively.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for,

or convertible into, shares of the Company’s common

stock.

At
March 31, 2022 and 2021, respectively,

the Company had no such securities or rights issued or outstanding,

and therefore,
no dilutive effect to consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2022 2021
Basic and diluted:
Net earnings $ 2,081 $ 2,006
Weighted average common

shares outstanding
3,518,657
3,566,299
Net earnings per share $
0.59
$
0.56
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At March 31, 2022, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE,
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

At March 31, 2022 and December 31, 2021, respectively,

the Company had one such investment in the
amount of $2.2 million, which was included in other assets in the consolidated balance sheets.

The Company’s equity
investment meets the definition of a VIE. While the Company’s investment exceeds 50% of the outstanding equity
interests, the Company does not consolidate the VIE because it does not meet the characteristics of a primary beneficiary
since the Company lacks the power to direct the activities of the VIE.

Type:
New Markets Tax Credit investment $
2,158
$
2,158
Other assets

NOTE 4: SECURITIES
At March 31, 2022 and December 31, 2021, respectively,

all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2022 and December 31, 2021,

respectively, are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2022
Agency obligations (a) $
—
49,185
66,866
—
116,051
—
7,428
$
123,479
Agency MBS (a)
—
570
34,857
198,400
233,827
62
14,906
248,671
State and political subdivisions
170
627
14,494
52,290
67,581
902
1,937
68,616
Total available-for-sale $
170
50,382
116,217
250,690
417,459
964
24,271
$
440,766
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
Securities with aggregate fair values of $
189.9

million and $
172.3

million at March 31, 2022 and December 31, 2021,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank (“FHLB”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.2

million at March 31, 2022 and December 31, 2021,
respectively.

Non-marketable equity investments include FHLB of Atlanta Stock, Federal

Reserve Bank (“FRB”) stock,
and stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at March 31, 2022 and December 31, 2021, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2022:
Agency obligations

$
78,527
3,404
37,525
4,024
$
116,052
7,428
Agency MBS
173,957
9,964
52,473
4,942
226,430
14,906
State and political subdivisions
23,712
1,484
3,556
453
27,268
1,937
Total

$
276,196
14,852
93,554
9,419
$
369,750
24,271
December 31, 2021:
Agency obligations

$
49,799
1,025
26,412
1,054
$
76,211
2,079
Agency MBS
130,110
1,555
38,611
1,125
168,721
2,680
State and political subdivisions
7,960
109
3,114
161
11,074
270
Total

$
187,869
2,689
68,137
2,340
$
256,006
5,029

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
Agency obligations
The unrealized losses associated with agency obligations were primarily driven by increases in market interest rates and not
due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-
sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.

Agency mortgage-backed securities (“MBS”)
The unrealized losses associated with agency MBS were primarily driven by increases in market interest rates and not due
to the credit quality of the securities. These securities were issued by U.S. government agencies or government-sponsored
entities and did not have any credit losses given the explicit government guarantee or other government support.

Securities of U.S. states and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by increases
in market interest rates and were not due to the credit quality of the securities. Some of these securities are guaranteed by a
bond insurer, but management did not rely on the guarantee

in making its investment decision.

These securities will
continue to be monitored as part of the Company’s

quarterly impairment analysis, but are expected to perform even if the rating agencies reduce the credit rating of the bond insurers. As a result, the Company expects to recover the entire
amortized cost basis of these securities.
The carrying values of the Company’s investment

securities could decline in the future if market interest rates continue to increase.

If the financial condition of an issuer (other than the U.S. government or its agencies) deteriorates and the
Company determines it is probable that it will not recover the entire amortized cost basis for the security,

there is a risk that
other-than-temporary impairment charges

may occur in the future.

The Company will evaluate whether any loss is
temporary or not.

Other-Than-Temporarily

Impaired Securities
Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit component of the loss is recognized in earnings. At March 31,
2022 and December 31, 2021, the Company had no credit-impaired debt securities and there were no additions or
reductions in the credit loss component of credit-impaired debt securities during the quarters ended March 31, 2022 and
2021, respectively.

Realized Gains and Losses

The Company had no realized gains and losses on sale of securities during the first quarters ended

March 31, 2022 and
2021, respectively.

NOTE 5: LOANS AND ALLOWANCE

FOR LOAN LOSSES
March 31, December 31,
(Dollars in thousands) 2022 2021
Commercial and industrial $
73,297
$
83,977
Construction and land development
33,058
32,432
Commercial real estate:
Owner occupied
59,429
63,375
Hotel/motel 37,377
43,856
Multi-family
25,253
42,587
Other
113,003
108,553
Total commercial real estate
235,062
258,371
Residential real estate:
Consumer mortgage
30,182
29,781
Investment property
48,920
47,880
Total residential real estate
79,102
77,661
Consumer installment
8,412
6,682
Total loans
428,931
459,123
Less: unearned income
(514)
(759)
Loans, net of unearned income $
428,417
$
458,364
Loans secured by real estate were approximately 81.0%

of the Company’s total loan portfolio

at March 31, 2022.

At March
31, 2022, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

Alabama, and
surrounding areas.
In accordance with ASC 310, a portfolio segment is defined as the level at which an entity develops and documents a
systematic method for determining its allowance for loan losses. As part of the

Company’s quarterly assessment

of the
allowance, the loan portfolio included the following portfolio segments: commercial and industrial, construction and land
development, commercial real estate, residential real estate, and consumer installment.

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

of the
borrower.

As of March 31, 2022, the Company has 82 PPP loans with an aggregate outstanding principal balance of $4.1
million included in this category.

The Company had 138 PPP loans with an aggregate principal balance of $8.1 million
included in this category at December 31, 2021.

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

● Other

– primarily includes loans to finance income-producing commercial properties other than hotels/motels and
multi-family properties, and which

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
31, 2022 and December 31, 2021.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2022:
Commercial and industrial $
73,290
7
—
73,297
—
$
73,297
Construction and land development
33,057
1
—
33,058
—
33,058
Commercial real estate:
Owner occupied
59,429
—
—
59,429
—
59,429
Hotel/motel
37,377
—
—
37,377
—
37,377
Multi-family
25,253
—
—
25,253
—
25,253
Other
112,821
—
—
112,821
182
113,003
Total commercial real estate
234,880
—
—
234,880
182
235,062
Residential real estate:
Consumer mortgage
29,600
393
—
29,993
189
30,182
Investment property
48,817
103
—
48,920
—
48,920
Total residential real estate
78,417
496
—
78,913
189
79,102
Consumer installment
8,397
15
—
8,412
—
8,412
Total $
428,041
519
—
428,560
371
$
428,931
December 31, 2021:
Commercial and industrial $
83,974
3
—
83,977
—
$
83,977
Construction and land development
32,228
204
—
32,432
—
32,432
Commercial real estate:
Owner occupied
63,375
—
—
63,375
—
63,375
Hotel/motel
43,856
—
—
43,856
—
43,856
Multi-family
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

At March 31, 2022 and December 31, 2021, and for the periods then ended, the Company adjusted its historical
loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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

The Company regularly re-evaluates its practices in determining the allowance for loan losses. The Company’s look-back
period each quarter incorporates the effects of at least one economic downturn in its loss history. The

Company believes
this look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this look-back period,

the early
cycle periods in which the Company experienced significant losses would be excluded from the determination of the
allowance for loan losses and its balance would decrease.

For the quarter ended March 31, 2022, the Company increased
its look-back period to 52 quarters to continue to include losses incurred by the Company beginning with the first quarter of
2009.

The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic
downturn in its loss history.

During the second quarter of 2021, the Company adjusted certain qualitative and economic
factors, previously downgraded as a result of the COVID-19 pandemic, to reflect improvements in economic conditions in
our primary market area.

Further adjustments may be made from time to time in the future as a result of the COVID-19 pandemic and other changes in economic conditions.

The following table details the changes in the allowance for loan losses by portfolio segment for the respective periods.

March 31, 2022
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
—
—
—
—
(48)
(48)
Recoveries
2
—
—
7
8
17
Net recoveries (charge-offs)
2
—
—
7
(40)
(31)
Provision for loan losses
(85)
(10)
(203)
(9)
57
(250)
Ending balance $
774
508
2,536
737
103
$
4,658
March 31, 2021
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
—
—
(5)
(5)
Recoveries
2
—
50
13
4
69
Net recoveries (charge-offs)
2
—
50
13
(1)
64
Provision for loan losses
19
(43)
40
(6)
(10)
—
Ending balance $
828
551
3,259
951
93
$
5,682

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of March 31, 2022 and 2021.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars in thousands) losses in loans losses in loans losses in loans
March 31, 2022:
Commercial and industrial (3) $
774
73,297
—
—
774
73,297
Construction and land development
508
33,058
—
—
508
33,058
Commercial real estate
2,536
234,880
—
182
2,536
235,062
Residential real estate
737
79,102
—
—
737
79,102
Consumer installment
103
8,412
—
—
103
8,412
Total $
4,658
428,749
—
182
4,658
428,931
March 31, 2021:
Commercial and industrial (4) $
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
(3)
Includes $4.1 million of PPP loans for which no

allowance for loan losses was allocated due to

100% SBA guarantee.
(4)
Includes $28.7 million of PPP loans for which no allowance

for loan losses was allocated due to 100% SBA guarantee.
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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
March 31, 2022:

Commercial and industrial $
73,060
22
215
—
$
73,297
Construction and land development
33,044
1
13
—
33,058
Commercial real estate:
Owner occupied
59,060
247
122
—
59,429
Hotel/motel
37,377
—
—
—
37,377
Multi-family
25,253
—
—
—
25,253
Other
111,785
1,008
28
182
113,003
Total commercial real estate
233,475
1,255
150
182
235,062
Residential real estate:
Consumer mortgage
28,136
449
1,408
189
30,182
Investment property
48,640
96
184
—
48,920
Total residential real estate
76,776
545
1,592
189
79,102
Consumer installment
8,389
15
8
—
8,412
Total $
424,744
1,838
1,978
371
$
428,931
December 31, 2021:
Commercial and industrial $
83,725
26
226
—
$
83,977
Construction and land development
32,212
2
218
—
32,432
Commercial real estate:
Owner occupied
61,573
1,675
127
—
63,375
Hotel/motel
36,162
7,694
—
—
43,856
Multi-family
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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at March 31, 2022 and December 31, 2021.
.
March 31, 2022
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial real estate:
Other $
202
(20)
182
$
—
Total commercial real estate
202
(20)
182
—
Total

impaired loans
$
202
(20)
182
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
December 31, 2021
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
respective periods.
Quarter ended March 31, 2022 Quarter ended March 31, 2021
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
236
—
208
$
—
Total commercial real estate
236
—
208
—
Residential real estate:
Investment property
15
—
104
—
Total residential real estate
15
—
104
—
Total

$
251
—
312
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
The Company evaluates loan extensions or modifications not qualified under

Section 4013 of the CARES Act or under the
Interagency Statement and related regulatory guidance on COVID-19 Loan Modifications in accordance with FASB

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

A concession may have also been granted if the debtor is not able to access funds elsewhere at a market rate for debt with risk characteristics similar to the restructured debt.

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

The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the
related allowance for loan losses, by portfolio segment and class as of March 31, 2022 and December 31, 2021,
respectively.

TDRs
Related
(Dollars in thousands) Accruing Nonaccrual Total Allowance
March 31, 2022
Commercial real estate:
Other $
—
182
182
$ —
Total commercial real estate
—
182
182
—
Total

$
—
182
182
$ —
TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2021
Commercial real estate:
Other $
—
187
187
$ —
Total commercial real estate
—
187
187
—
Investment property
—
62
62
—
Total residential real estate
—
62
62
—
Total

$
—
249
249
$ —
At March 31, 2022 there were no significant outstanding commitments to advance additional funds to customers whose
loans had been restructured.

There were no loans modified in a TDR during the quarters ended March 31,

2022 and 2021, respectively.

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

Increases in market interest rates generally increase the fair value of MSRs by reducing prepayments and refinancings and
therefore the prepayment speed.
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
lending income.

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2022 and 2021 are
presented below.

Quarter ended March 31,
(Dollars in thousands) 2022 2021
MSRs, net:
Beginning balance
$
1,309
$
1,330
Additions, net
54
142
Amortization expense
(78)
(150)
Ending balance
$
1,285
$
1,322
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,908
$
1,489
End of period
2,277
1,774
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

March 31, 2022, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
31, 2022 and December 31, 2021, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2022:
Securities available-for-sale:
Agency obligations

$
116,051
—
116,051
—
Agency RMBS
233,827
—
233,827
—
State and political subdivisions
67,581
—
67,581
—
Total securities available-for-sale
417,459
—
417,459
—
Total

assets at fair value
$
417,459
—
417,459
—
December 31, 2021:
Securities available-for-sale:
Agency obligations

$
124,413
—
124,413
—
Agency RMBS
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

Other real estate owned
Other real estate

owned, consisting of properties obtained through foreclosure or in satisfaction of loans, are initially
recorded at the lower of the loan’s carrying amount

or the fair value less costs to sell upon transfer of the loans to other rea.

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
March 31, 2022 and December 31, 2021, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2022:
Loans held for sale $
977
—
977
—
Loans, net (1)
182
—
—
182
Other assets (2)
1,659
—
—
1,659
Total assets at fair value $
2,818
—
977
1,841
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
Quantitative Disclosures for Level 3 Fair Value

Measurements
At March 31, 2022 and December 31, 2021, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021, the
significant unobservable inputs used in the fair value measurements are presented below.
Weighted

Carrying

Significant

Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Range of Input
March 31, 2022:
Impaired loans $
182
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Other real estate owned
374
Appraisal Appraisal discount
55.0
-
55.0
55.0
Mortgage servicing rights, net
1,285
Discounted cash flow Prepayment speed or CPR
7.7
-
9.4
9.3

Discount rate
9.5
-
9.5
9.5
December 31, 2021:
Impaired loans $
249
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Other real estate owned 374 Appraisal Appraisal discounts
55.0
-
55.0
55.0
Mortgage servicing rights, net
1,309
Discounted cash flow Prepayment speed or CPR
6.8
-
16.5
13.3

Discount rate
9.5
-
11.5
9.5
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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at March 31, 2022 and December 31, 2021 are presented below.

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
March 31, 2022:
Financial Assets:
Loans, net (1) $
423,759
$
417,024
$
—
$
—
$
417,024
Loans held for sale
977
979
—
979
—
Financial Liabilities:
Time Deposits $
158,797
$
159,626
$
—
$
159,626
$
—
December 31, 2021:
Financial Assets:
Loans, net (1) $
453,425
$
449,105
$
—
$
—
$
449,105
Loans held for sale
1,376
1,410
—
1,410
—
Financial Liabilities:
Time Deposits $
156,650
$
160,581
$
—
$
160,581
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters ended March 31, 2022 and 2021, as well as the information contained in our Annual Report on Form
10-K for the year ended December 31, 2021.

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
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,

natural disasters or climate change, such as rising sea and water levels,

hurricanes
and tornados, COVID-19 or other epidemics or pandemics;
●
the effects of war or other conflicts, acts of terrorism, or other events that may affect general economic conditions;
●
governmental monetary and fiscal policies, including the continuing effects of COVID-19 fiscal and monetary
stimulus, and changes in monetary policies in response to inflations;
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
portfolio reviews;
●
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and mortgage
loan originations, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and
liabilities, and the risks and uncertainty of the amounts realizable;
● changes in borrower credit risks, and savings payment behaviors;
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

2021 and subsequent quarterly and
current reports. See Part II, Item 1A. “RISK FACTORS”.
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

Act.

Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2022 2021
Net interest income (a) $ 6,190 $ 6,057
Less: tax-equivalent adjustment 112 120
Net interest income (GAAP) 6,078 5,937
Noninterest income

908 1,182
Total revenue

6,986 7,119
Provision for loan losses (250)
—

Noninterest expense 4,901 4,690
Income tax expense

254 423
Net earnings $ 2,081 $ 2,006
Basic and diluted earnings per share $ 0.59 $ 0.56
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures."
Financial Summary
The Company’s net earnings were $2.1

million for the first quarter of 2022, compared to $2.0 million for the first quarter of
2021.

Basic and diluted earnings per share were $0.59 per share for the first quarter of 2022, compared to $0.56 per share
for the first quarter of 2021.

Net interest income (tax-equivalent) was $6.2 million for the first quarter of 2022,

a 2% increase compared to $6.1 million
for the first quarter of 2021.

This increase was primarily due to balance sheet growth, partially offset by a decrease in the
Company’s net interest margin

(tax-equivalent).

Net interest margin (tax-equivalent) declined to 2.43%

in the first quarter
of 2022, compared to 2.66% for the first quarter of 2021 due to the continued lower interest rate environment and changes
in our asset mix resulting from the continuing elevated levels of customer deposits

.

Net interest income (tax-equivalent)
included $0.1

million in PPP loan fees, net of related costs for the first quarter of 2022, compared to $0.

2

million for the
first quarter of 2021.

At March 31, 2022, the Company’s allowance

for loan losses was $4.7 million, or 1.09% of total loans, compared to $4.9 million, or 1.08% of total loans, at December 31, 2021, and $5.7 million, or 1.23% of total loans, at March 31, 2021.

The Company recorded a negative provision for loan losses of $0.3 million during the first quarter of 2022,

compared to no
provision for loan losses during the first quarter of 2021.

The negative provision for loan losses was primarily related to a decrease in total loans, excluding PPP,

during the first quarter of 2022.

Total loans, excluding PPP,

were $424.3 million at
March 31, 2022, a decrease of $25.9 million, or 6%, compared to

December 31, 2021.

This decline was primarily due to
decreases in multi-family loans of $17.3 million and hotel loans of $6.5 million due to payoffs.

The provision for loan
losses is based upon various estimates and judgments, including the absolute level of loans,

economic conditions, credit
quality and the amount of net charge-offs.
Noninterest income was $0.9 million for the first quarter of 2022 compared to

$1.2 million for the first quarter of
2021.

The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.3 million as
refinance activity slowed in our primary market area, as market interest rates on mortgage loans increased.

Noninterest expense was $4.9 million for the first quarter of 2022 compared to

$4.7 million for the first quarter of 2021.

The increase in noninterest expense was due to increases in salaries and benefits expense and other noninterest expense.

Income tax expense was $0.3 million for the first quarter of 2022 compared to $0.4 million during the first quarter of 2021.

The Company’s effective tax

rate for the first quarter of 2022 was 10.88%, compared to 17.41% in the first quarter of 2021.

The decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit investment funded in the
fourth quarter of 2021.

The Company’s effective income

tax rate is principally impacted by tax-exempt earnings from the
Company’s investments in municipal securities,

bank-owned life insurance, and New Markets Tax

Credits.

The Company paid cash dividends of $0.265 per share in the first quarter of 2022, an increase of 2% from the same period
of 2021.

The Company’s share repurchases of $0.1

million since December 31, 2021 resulted in 3,559 fewer outstanding common shares at March 31, 2022.

At March 31, 2022, the Bank’s regulatory capital ratios

were well above the minimum
amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 18.08%,
a tier 1 leverage ratio of 9.09%

and a common equity tier 1 (“CET1”) ratio of 17.26%

at March 31, 2022.
COVID-19 Impact Assessment
The COVID-19 pandemic has occurred in waves of different

variants since the first quarter of 2020. Vaccines

to protect
against and/or reduce the severity of COVID-19 were widely introduced at the beginning of 2021. At times, the pandemic
has severely restricted the level of economic activity in our markets. In response to the COVID

-19 pandemic, the State of
Alabama, and most other states, have taken preventative or protective actions to prevent the spread of the virus, including
imposing restrictions on travel and business operations and a statewide mask mandate,

advising or requiring individuals to
limit or forego their time outside of their homes, limitations on gathering of people and social distancing, and causing
temporary closures of businesses that have been deemed to be non-essential. Though certain of these measures have been
relaxed or eliminated, especially as vaccination levels increased, such measures could be reestablished in cases of new
waves, especially a wave of a COVID-19 variant that is more resistant to existing vaccines and newly developed
treatments.

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

We continue to

provide
services through our online and other electronic channels. In addition,

we maintain remote work access to help
employees stay at home while providing continuity of service during outbreaks of

COVID-19 variants.
●
We serviced the financial

needs of our commercial and consumer clients with extensions and deferrals to loan
customers effected by COVID-19, provided such customers

were not more than 30 days past due at the time of the
request; and
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

These include supply chain disruptions and manufacturing
delays, shortages of certain goods and services, reduced consumer expenditure on hospitality and travel, and migration from
larger urban centers to less populated areas and remote work. The demand for single family housing has exceeded existing
supplies. When coupled with construction delays attributable to supply chain disrupti ons and worker shortages, these
factors have caused housing prices and apartment rents to increase, generally.

Stimulative monetary and fiscal policies,
along with shortages of certain goods and services, and rising petroleum and food prices have led to the highest inflation in
decades. Although fiscal stimulus remains under consideration by the President and Congress, the Federal Reserve has
begun increasing its target interest rates and is considering reducing its holdings

of securities to counteract inflation.

A summary of PPP loans extended during 2020 follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%
We collected

approximately $1.5 million in fees from the SBA related to our PPP loans during 2020.

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
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 12 5 6,494 32
Up to $350,000 242 95 13,757 68
Total 254 100% $ 20,251 100%
We collected

approximately $1.0 million in fees from the SBA related to PPP loans under the Economic

Aid Act. Through
March 31, 2022, we have recognized $0.8

million of these fees, net of related costs. As of March 31, 2022, we have received payments and forgiveness on 172 PPP loans under

the Economic Aid Act, totaling $16.1 million. The outstanding balance for the remaining 82 PPP loans under the Economic Aid Act was approximately

$4.1 million at March 31, 2022.

We continue to closely

monitor this pandemic, and are working to continue our services and to address developments as
those occur. Our results of operations for quarter

ended March 31, 2022, and our financial condition at that date reflect only the ongoing effects of the pandemic, and may not be indicative of future results or financial conditions, including possible
changes in monetary or fiscal stimulus, and the possible effects of the expiration or extension of temporary accounting and
bank regulatory relief measures in response to the COVID-19 pandemic.
As of March 31, 2022,

all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

The
continuing effects of the COVID-19 pandemic could result in adverse changes to credit quality and our regulatory capital
ratios, and inflation will affect our costs, interest rates and the values of our assets and liabilities, customer behaviors and
economic activity.

Continuing supply chain and supply disruptions also adversely affect the levels and costs of economic
activities.

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
The level of allowance maintained is believed by management to be adequate to absorb probable losses inherent in the
portfolio at the balance sheet date. The allowance is increased by provisions charged to expense and decreased by charge-
offs, net of recoveries of amounts previously charged-off

and by releases from the allowance when determined to be
appropriate to the levels of loans and probable loan losses in such loans..
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
The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At March 31, 2022 and December 31, 2021, and for the periods then ended, the Company adjusted its historical
loss rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

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
The Company regularly re-evaluates its practices in determining the allowance for loan losses. The Company’s look-back
period each quarter incorporates the effects of at least one economic downturn in its loss history. The

Company believes
this look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this look-back period,

the early
cycle periods in which the Company experienced significant losses would be excluded from the determination of the
allowance for loan losses and its balance would decrease. For the quarter ended

March 31, 2022, the Company increased its
look-back period to 52 quarters to continue to include losses incurred by the Company beginning with the first quarter of
2009. The Company will likely continue to increase its look-back period to incorporate the effects of at least one economic
downturn in its loss history.

During the quarter ended June 30, 2021, the Company adjusted certain qualitative

and
economic factors, previously downgraded as a result of the COVID-19 pandemic, to reflect improvements in economic
conditions in our primary market area.

Further adjustments may be made from time to time in the future as a result of the
COVID-19 pandemic and other economic changes.

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
Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. Based upon the level of taxable income over the last three years and
projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes
it is more likely than not that we will realize the benefits of these deductible differences at March 31, 2022. The amount of
the deferred tax assets considered realizable, however,

could be reduced if estimates of future taxable income are reduced.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Quarter ended March 31,

2022 2021
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 440,608 4.46% $ 466,368 4.50%
Securities - taxable 374,825 1.45% 289,981 1.33%
Securities - tax-exempt

60,272 3.57% 63,050 3.68%
Total securities

435,097 1.74% 353,031 1.75%
Federal funds sold 73,575 0.17% 32,809 0.15%
Interest bearing bank deposits 83,161 0.16% 70,350 0.09%
Total interest-earning assets 1,032,441 2.66% 922,558 2.96%
Deposits:

NOW 200,907 0.12% 172,055 0.16%
Savings and money market 345,549 0.20% 281,844 0.25%
Time Deposits 159,785 0.90% 159,466 1.09%
Total interest-bearing deposits 706,241 0.34% 613,365 0.44%
Short-term borrowings 3,943 0.50% 3,161 0.50%
Total interest-bearing liabilities 710,184 0.34% 616,526 0.44%
Net interest income and margin (tax-equivalent) $ 6,190 2.43% $ 6,057 2.66%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $6.2 million for the first quarter of 2022

,

a 2% increase compared to $6.1 million
for the first quarter of 2021.

This increase was primarily due to balance sheet growth, partially offset by a decrease in the
Company’s net interest margin

(tax-equivalent).

The tax-equivalent yield on total interest-earning assets decreased by 30 basis points to 2.66% in the first quarter of 2022
compared to 2.96%

in the first quarter of 2021.

This decrease was primarily due to the lower interest environment and changes in our asset mix resulting from the significant increase in customer deposits.
The cost of total interest-bearing liabilities decreased by 10 basis points to 0.34%

in the first quarter of 2022 compared to
0.44% in the first quarter of 2021, even as interest bearing deposits increased.

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

The Company recorded a negative provision for loan losses of $0.3 million for the first quarter of 2022,
compared to no charge to provision for loan losses for the first quarter of 2021.

The negative provision for loan losses was
primarily related to a decrease in total loans, excluding PPP,

during the first quarter of 2022. Total

loans, excluding PPP,
were $424.3 million at March 31, 2022, a decrease of $25.9 million, or 6%,

compared to December 31, 2021.

This decline
was primarily due to decreases in multi-family loans of $17.3 million and hotel loans of $6.5 million due to payoffs.

The
provision for loan losses is based upon various factors, including the absolute level of loans,

economic conditions, credit
quality, and the amount of net

charge-offs.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes
should be appropriate to adequately cover its estimate of probable losses in the loan portfolio.

The Company’s allowance
for loan losses as a percentage of total loans was 1.09% at March 31, 2022, compared to 1.08%

at December 31, 2021.

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
loan losses.
Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2022 2021
Service charges on deposit accounts $ 142 $ 132
Mortgage lending income 253 549
Bank-owned life insurance 99 103
Other 414 398
Total noninterest income $ 908 $ 1,182
The Company’s income from mortgage lending

was primarily attributable to the (1) origination and sale of mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage
loans originated, origination fees, underwriting fees, and other fees associated with the origination of loans, which are
netted against the commission expense associated with these originations. The

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

Quarter ended March 31,
(Dollars in thousands) 2022 2021
Origination income, net $ 229 $ 537
Servicing fees, net 24 12
Total mortgage lending income $ 253 $ 549
The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of mortgage loans. Origination income decreased in in the first quarter of 2022
compared to the first quarter of 2021 due to a decrease in refinance activity in our primary market area, as market interest
rates on mortgage loans increased.

The decrease in origination income was partially offset by an increase in servicing fees,
net of related amortization expense as prepayment speeds slowed during the first quarter of 2022, resulting in decreased
amortization expense.

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2022 2021
Salaries and benefits $ 2,950 $ 2,851
Net occupancy and equipment 434 438
Professional fees 230 256
Other 1,287 1,145
Total noninterest expense $ 4,901 $ 4,690
The increase in salaries and benefits was primarily due to a decrease in deferred costs related to the PPP loan program, and
routine annual wage and benefit increases.
The increase in other noninterest expense was due to a variety of miscellaneous items including: increased marketing costs,
ATM

and checkcard expenses, and stationary and supplies.

Income Tax

Expense
Income tax expense was $0.3 million for the first quarter of 2022 compared to $0.4 million for the first quarter of 2021.

The Company’s effective income

tax rate for the first quarter of 2022 was 10.88%, compared to 17.41%

in the first quarter
of 2021.

The decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit investment funded
in the fourth quarter of 2021.

The Company’s effective

income tax rate is principally impacted by tax-exempt earnings from the Company’s investments in

municipal securities, bank-owned life insurance, and New Markets Tax

Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $417.5

million at March 31, 2022 compared to $421.9 million at December 31, 2021.

This increase reflects an increase in the amortized cost basis of securities available-for-sale of $20.1 million, and a decrease
of $24.5 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in
long-term market interest rates.

The average annualized tax-equivalent yields earned on total securities were 1.74%

in the
first quarter of 2022 and 1.75%

in the first quarter of 2021.
Loans
2022 2021
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 73,297 83,977 79,202 87,933 88,687
Construction and land development 33,058 32,432 34,890 37,477 30,332
Commercial real estate 235,062 258,371 252,798 242,845 254,731
Residential real estate 79,102 77,661 80,205 82,164 82,848
Consumer installment 8,412 6,682 7,060 7,762 6,524
Total loans 428,931 459,123 454,155 458,181 463,122
Less:

unearned income
(514) (759) (923) (1,197) (1,243)
Loans, net of unearned income $ 428,417 458,364 453,232 456,984 461,879
Total loans, net of unearned income,

were $428.4 million at March 31, 2022, and $458.4 million at December 31,

2021.

Excluding PPP loans, total loans, net of unearned income, were $424.3 million, a decrease of $25.9 million, or 6% from
December 31, 2021.

This decline was primarily due to decreases in multi-family loans of $17.3 million and hotel loans of
$6.5 million.

Four loan categories represented the majority of the loan portfolio at March

31, 2022: commercial real estate
(55%), residential real estate (18%), commercial and industrial (17%)

and construction and land development (8%).

Approximately 25% of the Company’s commercial

real estate loans were classified as owner-occupied at March 31, 2022.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $7.1 million,
or 2%, and $7.2 million, or 2%, of total loans, net of unearned income at March 31, 2022 and

December 31, 2021,
respectively.

For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required
interest only payments at March 31, 2022 and December 31, 2021. The Company’s

residential real estate mortgage
portfolio does not include any option ARM loans, subprime loans, or any material amount of other high-risk consumer
mortgage products.

The average yield earned on loans and loans held for sale was 4.46% in the first quarter of

2022 and 4.50% in the first
quarter of 2021.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including the continuing effects from the

COVID-19 pandemic, on our borrowers’ cash flows,
real estate market sales volumes, valuations, availability and cost of financing properties,

real estate industry
concentrations, competitive pressures from a wide range of other lenders, deterioration in certain credits, interest rate
fluctuations, reduced collateral values or non-existent collateral,

title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.
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
approximately $21.2 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $19.1 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At March 31, 2022, the Bank had no
relationships exceeding these limits.
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

-based capital at March 31, 2022 and December 31, 2021.

March 31, December 31,
(Dollars in thousands) 2022 2021
Lessors of 1-4 family residential properties $ 48,920 $ 47,880
Hotel/motel 37,377 43,856
Shopping centers 29,147 29,574
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

As
of March 31, 2022, we had no COVID-19 loan deferrals, compared to one COVID-19 loan deferral totaling $0.1 million at
December 31, 2021.
Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a TDR
pursuant to GAAP.

In addition, the Interagency Statement on COVID-19 Loan Modifications provides circumstances in
which a loan modification is not subject to classification as a TDR if such loan is not eligible for modification under
Section 4013.

Allowance for Loan Losses

The Company maintains the allowance for loan losses at a level that management believes appropriate to adequately cover
the Company’s estimate of probable

losses inherent in the loan portfolio. The allowance for loan losses was $4.7 million at
March 31, 2022 compared to $4.9 million at December 31, 2021,

which management believed to be adequate at each of the
respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”
A summary of the changes in the allowance for loan losses and certain asset quality ratios for the first quarter of 2022 and
the previous four quarters is presented below.

2022 2021
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 4,939 5,119 5,107 5,682 5,618
Charge-offs:
Commercial real estate
— (254) — — —
Residential real estate
— (2) — (1) —
Consumer installment
(48) (32) — — (5)
Total charge

-offs
(48) (288) — (1) (5)
Recoveries
17 108 12 26 69
Net (charge-offs) recoveries
(31) (180) 12 25 64
Provision for loan losses
(250) — — (600) —
Ending balance
$ 4,658 4,939 5,119 5,107 5,682
as a % of loans 1.09% 1.08 1.13 1.12 1.23
as a % of nonperforming loans 1,256% 1,112 1,053 813 726
Net charge-offs (recoveries) as % of average loans (a) 0.03% 0.16 (0.01) (0.02) (0.06)
(a) Net (charge-offs) recoveries are annualized.
As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The level of the allowance

is based upon management’s evaluation

of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay
(including the timing of future payment), the estimated value of any underlying collateral,

composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.09%

at March 31, 2022, compared to 1.08% at December 31,
2021.

Excluding PPP loans, which are guaranteed by the SBA,

the Company’s allowance for

loan losses was 1.10% of
total loans at both March 31, 2022 and December 31, 2021. In the future, the allowance to total loans outstanding ratio will
increase or decrease to the extent the factors that influence our quarterly allowance assessment,

including the duration and
magnitude of COVID-19 effects, in their entirety either improve or weaken.

In addition, our regulators, as an integral part
of their examination process, will periodically review the Company’s allowance for loan losses, and may require the
Company to make additional provisions to the allowance for loan losses based on their judgment about information
available to them at the time of their examinations.

Nonperforming Assets
At March 31, 2022

the Company had $0.7 million in nonperforming assets compared to $0.8 million at December 31,

2021.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2022 and the previous four quarters.

2022 2021
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 371 444 486 628 783
Other real estate owned 374 374 — — —
Total nonperforming assets $ 745 818 486 628 783
as a % of loans and other real estate owned 0.17% 0.18 0.11 0.14 0.17 as a % of total assets 0.07% 0.07 0.05 0.06 0.08
Nonperforming loans as a % of total loans 0.09% 0.10 0.11 0.14 0.17
Accruing loans 90 days or more past due $ — — 69 — —
The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2022 and the
previous four quarters.

2022 2021
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 182 187 193 199 206
Residential real estate 189 257 293 429 577
Total nonaccrual loans $ 371 444 486 628 783
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had $0.4
million in loans on nonaccrual status at March 31, 2022 and December 31,

2021, respectively.

The Company had no loans 90 days or more past due and still accruing at March 31,

2022 and December 31, 2021,
respectively.
The table below provides information concerning the composition of

OREO for the first quarter of 2022 and the previous
four quarters.

2022 2021
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Other real estate owned:
Commercial real estate $ 374 374 — — —
Total other real estate owned $ 374 374 — — —
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

Potential
problem loans, which are not included in nonperforming assets, amounted to $2.0 million, or 0.5% of total loans at March
31, 2022, and $2.4 million, or 0.5% of total loans at December 31, 2021.

The table below provides information concerning the composition of potential problem loans for the first quarter of 2022
and the previous four quarters.

2022 2021
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and industrial $ 215 226 274 291 299
Construction and land development 13 218 231 239 247
Commercial real estate 150 156 172 178 173
Residential real estate 1,592 1,748 1,848 2,096 2,092
Consumer installment 8 12 19 7 9
Total potential problem loans $ 1,978 2,360 2,544 2,811 2,820
At March 31, 2022, approximately $0.2 million or 8% of total potential problem loans were past due at least 30 days, but
less than 90 days.
The following table is a summary of the Company’s

performing loans that were past due at least 30 days,

but less than
90 days,

for the first quarter of 2022 and the previous four quarters.

2022 2021
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial $ 7 3 68 1 42
Construction and land development 1 204 — 204 10
Commercial real estate — — — 205 180
Residential real estate 496 516 409 68 399
Consumer installment 15 25 25 7 36
Total

$ 519 748 502 485 667
Deposits
Total deposits increased

$23.5 million, or 2%, to $1.0 billion at March 31, 2022, compared to $994.2 million at December
31, 2021.

Noninterest-bearing deposits were $308.3 million, or 30% of total deposits, at March 31,

2022, compared to
$316.1 million, or 32% of total deposits at December 31, 2021.

Estimated uninsured deposits totaled $427.3 million and $420.8 million at March 31,

2022 and December 31, 2021,
respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of

FDIC insurance
limits.
The average rate paid on total interest-bearing deposits was 0.34% in the first quarter of 2022 compared to 0.44% in the
first quarter of 2021.

Other Borrowings
Other borrowings consist of short-term borrowings and long-term debt.

Short-term borrowings generally consist of federal
funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank
had available federal funds lines totaling $51.0 million and $41.0 million with none outstanding at March 31, 2022, and
December 31, 2021, respectively.

Securities sold under agreements to repurchase totaled $4.0

million and $3.4 million at
March 31, 2022 and December 31, 2021, respectively.

The average rate paid on short-term borrowings was 0.50% in the first quarter of 2022 and 2021,

respectively.
The Company had no long-term debt at March 31, 2022 and December 31, 2021.

CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $86.4 million and $103.7 million as of March 31, 2022

and
December 31, 2021, respectively.

The decrease from December 31, 2021 was primarily driven by an other comprehensive loss due to the change in unrealized losses on securities available-for-sale,

net of tax of $18.3 million.

The increase in the
unrealized loss on securities was primarily due to an increase in long-term market interest rates.

These unrealized losses do
not affect the Bank’s capital

for regulatory capital purposes.

The Company paid cash dividends of $0.265 per share in the first quarter of 2022, an increase of 2% from the same period
in 2021. The Company’s share repurchases of

$0.1 million since December 31, 2021 resulted in 3,559

fewer outstanding
common shares at March 31, 2022.
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
executive officers.

At March 31, 2022, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.
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

The Bank’s
tier 1 leverage ratio was 9.09%, CET1 risk-based capital ratio was 17.26%, tier 1 risk-based capital ratio was 17.26%, and
total risk-based capital ratio was 18.08%

at March 31, 2022. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio,

8.0% for tier 1 risk-based capital ratio,
and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation buffer

was
10.08%

at March 31, 2022.
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
● +/- 20% for a gradual change of 400 basis points
● +/- 15% for a gradual change of 300 basis points
● +/- 10% for a gradual change of 200 basis points
● +/- 5% for a gradual change of 100 basis points
At March 31, 2022, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
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
At March 31, 2022, our EVE model indicated that we were in compliance with our policy guidelines.
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

Prepayments

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At March 31, 2022 and December 31, 2021,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

Liquidity Risk Management

Liquidity is the Company’s ability to convert

assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations. Without proper management of its liquidity,

the
Company could experience higher costs of obtaining funds due to insufficient liquidity,

while excessive liquidity could lead
to lower earnings due to the cost of foregoing alternative higher-yield market investment opportunities.

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

and the absence of regulatory
restrictions on such dividends.

The primary source of funding and liquidity for the Company has been dividends received from the Bank.

If needed, the
Company could also borrow money,

or issue common stock or other securities.

Primary uses of funds by the Company
include dividends paid to stockholders, Company stock repurchases, and payment of

Company expenses.

Primary sources of funding for the Bank include customer deposits, other borrowings,

repayment and maturity of securities,
sales of securities, and the sale and repayment of loans. The Bank has access to federal funds lines from various banks and
borrowings from the Federal Reserve discount window.

In addition to these sources, the Bank may participate in the
FHLB’s advance program to obtain funding for

its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2022, the Bank had a remaining available line of credit with the FHLB of
$331.4 million. At March 31, 2022, the Bank also had $51.0

million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and
creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At March 31, 2022, the Bank had outstanding standby letters of credit of $1.4 million and unfunded loan commitments
outstanding of $53.7 million.

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
matters.
As of March 31, 2022,

the unpaid principal balance of residential mortgage loans, which we have originated and sold, but
retained the servicing rights, was $250.3 million.

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

The Company was not required to repurchase any loans during the first quarter of 2022 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2022.
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
The agreement under which we act as servicer generally specifies standards

of responsibility for actions taken by us in such
capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the
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

As of March 31, 2022, we do not believe that this exposure is material due to the historical level of
repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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

2022 2021
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,078 6,037 6,041 5,975 5,937
Tax-equivalent adjustment 112 115 117 118 120
Net interest income (Tax

-equivalent)
$ 6,190 6,152 6,158 6,093 6,057

Table 2

- Selected Quarterly Financial Data

2022 2021
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,190 6,152 6,158 6,093 6,057
Less: tax-equivalent adjustment 112 115 117 118 120
Net interest income (GAAP) 6,078 6,037 6,041 5,975 5,937
Noninterest income 908 1,019 956 1,131 1,182
Total revenue 6,986 7,056 6,997 7,106 7,119
Provision for loan losses (250)
—

—

(600)
—

Noninterest expense 4,901 5,092 4,736 4,916 4,690
Income tax expense 254 93 386 504 423
Net earnings $ 2,081 1,871 1,875 2,286 2,006
Per share data:
Basic and diluted net earnings

$ 0.59 0.53 0.53 0.65 0.56
Cash dividends declared 0.265 0.26 0.26 0.26 0.26
Weighted average shares outstanding:
Basic and diluted 3,518,657 3,524,311 3,536,320 3,554,871 3,566,299
Shares outstanding, at period end 3,516,971 3,520,485 3,529,338 3,545,855 3,566,326
Book value $ 24.57 29.46 29.73 29.91 29.06
Common stock price
High $ 34.49 34.79 35.36 38.90 48.00
Low

31.75 31.32 33.25 34.50 37.55
Period end: 33.21 32.30 33.80 35.46 38.37
To earnings ratio 14.44 14.23 14.57 15.22 17.85
To book value 135% 110 114 119 132
Performance ratios:
Return on average equity

7.97% 7.07 7.01 8.74 7.37
Return on average assets

0.75% 0.70 0.72 0.91 0.82
Dividend payout ratio 44.92% 49.06 49.06 40.00 46.43
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.09% 1.08 1.13 1.12 1.23
Nonperforming loans 1,256% 1,112 1,053 813 726
Nonperforming assets as a % of:
Loans and other real estate owned 0.17% 0.18 0.11 0.14 0.17
Total assets

0.07% 0.07 0.05 0.06 0.08
Nonperforming loans as a % of total loans 0.09% 0.10 0.11 0.14 0.17
Annualized net charge-offs (recoveries) as % of average loans 0.03% 0.16 (0.01) (0.02) (0.06)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 17.26% 16.23 16.82 17.03 17.21
Tier 1 risk-based capital ratio 17.26% 16.23 16.82 17.03 17.21
Total risk-based capital ratio 18.08% 17.06 17.72 17.94 18.25
Tier 1 leverage ratio 9.09% 9.35 9.57 9.81 9.99
Other financial data:
Net interest margin (a) 2.43% 2.45 2.51 2.60 2.66
Effective income tax rate 10.88% 4.74 17.07 18.06 17.41
Efficiency ratio (b) 69.05% 71.01 66.57 68.05 64.79
Selected average balances:
Securities available-for-sale $ 435,097 414,061 395,529 370,582 353,031
Loans, net of unearned income 439,713 455,726 452,668 460,672 463,424
Total assets 1,114,407 1,073,564 1,040,985 1,005,041 980,884
Total deposits 1,003,394 961,544 927,368 894,757 863,194
Total stockholders’ equity 104,493 105,925 106,936 104,591 108,890
Selected period end balances:

Securities available-for-sale $ 417,459 421,891 407,474 384,865 359,630
Loans, net of unearned income 428,417 458,364 453,232 456,984 461,879
Allowance for loan losses 4,658 4,939 5,119 5,107 5,682
Total assets 1,109,664 1,105,150 1,065,871 1,036,232 993,263
Total deposits 1,017,742 994,243 954,971 923,462 880,590
Total stockholders’ equity 86,411 103,726 104,929 106,043 103,639
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
2022 2021
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 440,608 $ 4,850 4.46% $ 466,368 $ 5,178 4.50%
Securities - taxable 374,825 1,336 1.45% 289,981 949 1.33%
Securities - tax-exempt (2) 60,272 531 3.57% 63,050 572 3.68%
Total securities

435,097 1,867 1.74% 353,031 1,521 1.75%
Federal funds sold 73,575 31 0.17% 32,809 12 0.15%
Interest bearing bank deposits 83,161 32 0.16% 70,350 16 0.09%
Total interest-earning assets 1,032,441 $ 6,780 2.66% 922,558 $ 6,727 2.96%
Cash and due from banks 15,105 13,880
Other assets 66,861 44,446
Total assets $ 1,114,407 $ 980,884
Interest-bearing liabilities:
Deposits:

NOW $ 200,907 $ 57 0.12% $ 172,055 $ 66 0.16%
Savings and money market 345,549 172 0.20% 281,844 172 0.25%
Time deposits 159,785 356 0.90% 159,466 428 1.09%
Total interest-bearing deposits 706,241 585 0.34% 613,365 666 0.44%
Short-term borrowings 3,943 5 0.50% 3,161 4 0.50%
Total interest-bearing liabilities 710,184 $ 590 0.34% 616,526 $ 670 0.44%
Noninterest-bearing deposits 297,153

249,829

Other liabilities 2,577 5,639
Stockholders' equity 104,493

108,890

Total liabilities and stockholders' equity $ 1,114,407 $ 980,884
Net interest income and margin (tax-equivalent) $ 6,190 2.43% $ 6,057 2.66%

(1) Average loan balances are shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 4

- Allocation of Allowance for Loan Losses

2022 2021
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 774 17.1 $ 857 18.3 $ 816 17.4 $ 829 19.2 $ 828 19.1
Construction and land

development 508 7.7 518 7.1 590 7.7 639 8.2 551 6.5
Commercial real estate 2,536 54.8 2,739 56.2 2,823 55.6 2,704 53.0 3,259 55.1
Residential real estate 737 18.4 739 16.9 799 17.7 838 17.9 951 17.9
Consumer installment 103 2.0 86 1.5 91 1.6 97 1.7 93 1.4
Total allowance for loan losses $ 4,658 $ 4,939 $ 5,119 $ 5,107 $ 5,682
* Loan balance in each category expressed as a percentage of total loans.

Table 5

– Estimated Uninsured Time Deposits by Maturity

(Dollars in thousands) March 31, 2022
Maturity of:
3 months or less $ 1,603
Over 3 months through 6 months 17,746
Over 6 months through 12 months 17,917
Over 12 months 4,185
Total estimated uninsured

time deposits
$ 41,451

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
year ended December 31, 2021.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,
Item 1A. “RISK FACTORS”

in the Company’s Annual Report

on Form 10-K for the year ended December 31, 2021,
which could materially affect our business, financial condition or future results. The risks described in our annual report on
Form 10-K are not the only the risks facing our Company.

Increases in inflation and the resulting tightening of Federal
Reserve monetary policy by increased target interest rates, has and is expected to continue to affect mortgage originations
and income and the market values of our securities portfolio.

These could also affect our deposit, costs and mixes, and
change consumer savings and payment behaviors.

Additional risks and uncertainties not currently known to us or that we
currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating
results in the future.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchases of its common stock

during the first quarter of 2022 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs (1)
January 1 - January 31, 2022
— $ — — $ 3,380,597
February 1 - February 28, 2022
3,559 33.33 3,559 3,261,979
March 1 - March 31, 2022
— — — 3,261,979
Total
3,559 33.33 3,559 3,261,979
(1)

On March 9, 2021, the Company adopted a $5 million stock repurchase program which the Company had $3.3 remaining at March 31, 2021 when the program expired.

On April 12, 2022, the Company adopted a new $5 million stock repurchase program that became effective April 12, 2022.
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

May 5, 2022

By:

/s/ Robert W.

Dumas

Robert W.

Dumas
Chairman, President and CEO
Date:

May 5, 2022

By:

/s/ David A. Hedges

David A. Hedges
Executive Vice President and Chief Financial

Officer