Form 10-Q
period 2022-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2022-08-04
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2022
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
Class Outstanding at August 3, 2022
Common Stock, $0.01 par value per share
3,508,582

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021
3

Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2022 and 2021
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended June 30, 2022 and 2021
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended June 30, 2022 and 2021
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
Table 1 – Explanation of Non-GAAP Financial Measures
49
Table 2 – Selected Quarterly Financial Data
50
Table 3 – Selected Financial Data
51
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2022 and 2021
52
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2022 and 2021
53
Table 6 – Allocation of Allowance for Loan Losses
54
Table 7 – Estimated Uninsured Time Deposits by Maturity
55
Item 3
Quantitative and Qualitative Disclosures About Market Risk
56
Item 4
Controls and Procedures
56
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
56
Item 1A
Risk Factors
56
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
57
Item 3
Defaults Upon Senior Securities
57
Item 4
Mine Safety Disclosures
57
Item 5
Other Information
57
Item 6
Exhibits
58

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,
(Dollars in thousands, except share data) 2022 2021
Assets:
Cash and due from banks $
19,701
$
11,210
Federal funds sold
62,313
77,420
Interest-bearing bank deposits
51,100
67,629
Cash and cash equivalents
133,114
156,259
Securities available-for-sale

429,220
421,891
Loans held for sale
989
1,376
Loans, net of unearned income 440,872 458,364
Allowance for loan losses
(4,716)
(4,939)
Loans, net
436,156
453,425
Premises and equipment, net
45,330
41,724
Bank-owned life insurance
19,831
19,635
Other assets
19,611
10,840
Total assets $
1,084,251
$
1,105,150
Liabilities:
Deposits:
Noninterest-bearing

$
311,208
$
316,132
Interest-bearing
691,490
678,111
Total deposits
1,002,698
994,243
Federal funds purchased and securities sold under agreements to repurchase
4,147
3,448
Accrued expenses and other liabilities
1,299
3,733
Total liabilities
1,008,144
1,001,424
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,796
3,794
Retained earnings
111,994
109,974
Accumulated other comprehensive (loss) income, net
(28,419)
891
Less treasury stock, at cost -
447,195

shares and
436,650

at June 30, 2022
and December 31, 2021, respectively
(11,303)
(10,972)
Total stockholders’ equity
76,107
103,726
Total liabilities and stockholders’

equity
$
1,084,251
$
1,105,150
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2022 2021 2022 2021
Interest income:
Loans, including fees $
4,691
$
5,112
$
9,541
$
10,290
Securities:
Taxable
1,547
1,009
2,883
1,958
Tax-exempt
415
444
834
896
Federal funds sold and interest-bearing bank deposits
278
28
341
56
Total interest income
6,931
6,593
13,599
13,200
Interest expense:
Deposits
552
614
1,137
1,280
Short-term borrowings
5
4
10
8
Total interest expense
557
618
1,147
1,288
Net interest income
6,374
5,975
12,452
11,912
Provision for loan losses
—
(600)
(250)
(600)
Net interest income after provision for loan

losses
6,374
6,575
12,702
12,512
Noninterest income:
Service charges on deposit accounts
146
138
288
270
Mortgage lending
187
424
440
973
Bank-owned life insurance
97
99
196
202
Other
418
470
832
868
Total noninterest income
848
1,131
1,756
2,313
Noninterest expense:
Salaries and benefits
2,976
2,897
5,926
5,748
Net occupancy and equipment
727
439
1,161
877
Professional fees
239
326
469
582
Other
1,116
1,254
2,403
2,399
Total noninterest expense
5,058
4,916
9,959
9,606
Earnings before income taxes
2,164
2,790
4,499
5,219
Income tax expense
363
504
617
927
Net earnings $
1,801
$
2,286
$
3,882
$
4,292
Net earnings per share:
Basic and diluted $
0.51
$
0.65
$
1.10
$
1.21
Weighted average shares

outstanding:
Basic and diluted
3,513,353
3,554,871
3,515,991
3,560,554
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2022 2021 2022 2021
Net earnings $
1,801
$
2,286
$
3,882
$
4,292
Other comprehensive (loss) income, net of tax:
Unrealized net (loss) gain on securities
(10,964)
1,788
(29,310)
(3,344)
Other comprehensive (loss) income (10,964) 1,788
(29,310)
(3,344)
Comprehensive (loss) income $
(9,163)
$
4,074
$
(25,428)
$
948
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Quarter ended June 30, 2022
Balance, March 31, 2022
3,516,971
$
39
$
3,795
$
111,123
$
(17,455)
$
(11,091)
$
86,411
Net earnings —
—
—
1,801
—
—
1,801
Other comprehensive loss —
—
—
—
(10,964)
—
(10,964)
Cash dividends paid ($
.265

per share)
—
—
—
(930)
—
—
(930)
Stock repurchases
(7,081)
—
—
—
—
(212)
(212)
Sale of treasury stock
50
—
1
—
—
—
1
Balance, June 30, 2022
3,509,940
$
39
$
3,796
$
111,994
$
(28,419)
$
(11,303)
$
76,107
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
Six months ended June 30, 2022
Balance, December 31, 2021
3,520,485
$
39
$
3,794
$
109,974
$
891
$
(10,972)
$
103,726
Net earnings —
—
—
3,882
—
—
3,882
Other comprehensive loss —
—
—
—
(29,310)
—
(29,310)
Cash dividends paid ($
.53

per share)
—
—
—
(1,862)
—
—
(1,862)
Stock repurchases
(10,640)
—
—
—
—
(331)
(331)
Sale of treasury stock
95
—
2
—
—
—
2
Balance, June 30, 2022
3,509,940
$
39
$
3,796
$
111,994
$
(28,419)
$
(11,303)
$
76,107
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
3,882
$
4,292
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses
(250)
(600)
Depreciation and amortization
631
629
Premium amortization and discount accretion, net
1,738
1,940
Net gain on sale of loans held for sale
(349)
(935)
Net gain on other real estate owned
(162)
—
Loans originated for sale
(8,027)
(32,608)
Proceeds from sale of loans
8,666
35,279
Increase in cash surrender value of bank-owned life insurance
(196)
(202)
Net (increase) decrease in other assets
(9,152)
22
Net increase (decrease) in accrued expenses and other liabilities
7,397
(2,404)
Net cash provided by operating activities
4,178
5,413
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
29,570
38,204
Purchase of securities available-for-sale
(77,776)
(94,297)
Increase in loans, net
17,519
4,805
Net purchases of premises and equipment
(4,059)
(7,926)
(Increase) decrease in FHLB stock
(74)
267
Proceeds from sale of other real estate owned
536
—
Net cash used in investing activities
(34,284)
(58,947)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits
(4,924)
37,958
Net increase in interest-bearing deposits
13,379
45,712
Net increase in federal funds purchased and securities sold

under agreements to repurchase
699
1,141
Stock repurchases
(331)
(750)
Dividends paid
(1,862)
(1,849)
Net cash provided by financing activities
6,961
82,212
Net change in cash and cash equivalents
(23,145)
28,678
Cash and cash equivalents at beginning of period
156,259
112,575
Cash and cash equivalents at end of period $
133,114
$
141,253
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
1,206
$
1,302
Income taxes
731
1,335
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
entitled.

In addition to the loan-to-value ratio, the analysis is based on various other factors

,

including the credit
quality of the borrower, the structure of the loan, and any other factors that we believe may affect collectability.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to June 30, 2022. The Company does not believe there were any material subsequent events during this period
that would have required further recognition or disclosure in the unaudited consolidated financial statements included in
this report.

Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current

-period presentation. These
reclassifications had no effect on the Company’s

previously reported net earnings or total stockholders’ equity.
Accounting Developments
In the first six months of 2022, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the respective period.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of
securities or other rights for, or convertible into, shares of the

Company’s common stock.

At June 30, 2022 and 2021,
respectively, the Company

had no such securities or rights issued or outstanding, and therefore, no dilutive effect to
consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2022 2021 2022 2021
Basic and diluted:
Net earnings $
1,801
$
2,286
$
3,882
$
4,292
Weighted average common

shares outstanding
3,513,353
3,554,871
3,515,991
3,560,554
Net earnings per share $
0.51
$
0.65
$
1.10
$
1.21
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At June 30, 2022, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE,
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

At June 30, 2022 and December 31, 2021, respectively,

the Company had one such investment in the
amounts of $2.1 million and $2.2 million, respectively,

which was included in other assets in the consolidated balance sheets.

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

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
2,142
$
2,142
Other assets

NOTE 4: SECURITIES
At June 30, 2022 and December 31, 2021, respectively,

all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2022 and December 31, 2021, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2022
Agency obligations (a) $
—
48,476
78,435
—
126,911
29
10,528
$
137,410
Agency MBS (a)
—
470
36,849
197,266
234,585
75
23,260
257,770
State and political subdivisions
170
954
15,828
50,772
67,724
182
4,447
71,989
Total available-for-sale $
170
49,900
131,112
248,038
429,220
286
38,235
$
467,169
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

Securities with aggregate fair values of $
187.5

million and $
172.3

million at June 30, 2022 and December 31, 2021,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank of Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.2

million at June 30, 2022 and December 31, 2021,
respectively.

Non-marketable equity investments include FHLB of Atlanta Stock, Federal

Reserve Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at June 30, 2022 and December 31, 2021, respectively, segregated
by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are
presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2022:
Agency obligations

$
82,207
4,618
40,557
5,910
$
122,764
10,528
Agency MBS
174,783
15,711
53,160
7,549
227,943
23,260
State and political subdivisions
47,577
3,773
3,332
674
50,909
4,447
Total

$
304,567
24,102
97,049
14,133
$
401,616
38,235
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
●
the historical and implied volatility of the security’s

fair value;
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

Securities of U.S. states and political subdivisions
The unrealized losses associated with securities of U.S. states and political subdivisions were primarily driven by increases
in market interest rates and were not due to the credit quality of the securities. Some of these securities are guaranteed by a
bond insurer, but management did not rely on

such guarantees in making its investment decision.

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
Other-Than-Temporarily

Impaired Securities
Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At June 30,
2022 and December 31, 2021, the Company had no credit-impaired debt securities and there were no additions or
reductions in the credit loss component of credit-impaired debt securities during the quarters and six months ended June 30,
2022 and 2021, respectively.

Realized Gains and Losses

The Company had no realized gains and losses on sale of securities during the quarters and six months ended June 30, 2022
and 2021, respectively.
NOTE 5: LOANS AND ALLOWANCE

FOR LOAN LOSSES
June 30, December 31,
(Dollars in thousands) 2022 2021
Commercial and industrial $
70,087
$
83,977
Construction and land development
38,654
32,432
Commercial real estate:
Owner occupied
58,222
63,375
Hotel/motel 34,365
43,856
Multi-family
29,722
42,587
Other
117,987
108,553
Total commercial real estate
240,296
258,371
Residential real estate:
Consumer mortgage
32,895
29,781
Investment property
52,329
47,880
Total residential real estate
85,224
77,661
Consumer installment
7,122
6,682
Total loans
441,383
459,123
Less: unearned income
(511)
(759)
Loans, net of unearned income $
440,872
$
458,364

Loans secured by real estate were approximately 82.5%

of the Company’s total loan portfolio

at June 30, 2022.

At June 30,
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

of the
borrower.

As of June 30, 2022, the Company had
14

PPP loans with an aggregate outstanding principal balance of $
0.6
million included in this category, compared

to
138

PPP loans with an aggregate principal balance of $
8.1

million at
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
30, 2022 and December 31, 2021.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2022:
Commercial and industrial $
70,053
34
—
70,087
—
$
70,087
Construction and land development
38,654
—
—
38,654
—
38,654
Commercial real estate:
Owner occupied
58,222
—
—
58,222
—
58,222
Hotel/motel
34,365
—
—
34,365
—
34,365
Multi-family
29,722
—
—
29,722
—
29,722
Other
117,783
28
—
117,811
176
117,987
Total commercial real estate
240,092
28
—
240,120
176
240,296
Residential real estate:
Consumer mortgage
32,671
41
—
32,712
183
32,895
Investment property
52,240
89
—
52,329
—
52,329
Total residential real estate
84,911
130
—
85,041
183
85,224
Consumer installment
7,115
7
—
7,122
—
7,122
Total $
440,825
199
—
441,024
359
$
441,383
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
groups.

At June 30, 2022 and December 31, 2021, and for the periods then ended, the Company adjusted its historical loss
rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank

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

For the quarter ended June 30, 2022, the Company increased its look-back period to 53 quarters to continue to include losses incurred by the Company beginning with the first quarter of
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

June 30, 2022
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
774
508
2,536
737
103
$
4,658
Charge-offs
(4)
—
—
—
(16)
(20)
Recoveries
2
—
22
7
47
78
Net (charge-offs) recoveries
(2)
—
22
7
31
58
Provision for loan losses
(11)
68
(35)
9
(31)
—
Ending balance $
761
576
2,523
753
103
$
4,716
Six months ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
(4)
—
—
—
(64)
(68)
Recoveries
4
—
22
14
55
95
Net recoveries (charge-offs)
—
—
22
14
(9)
27
Provision for loan losses
(96)
58
(238)
—
26
(250)
Ending balance $
761
576
2,523
753
103
$
4,716
June 30, 2021
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
828
551
3,302
908
93
$
5,682
Charge-offs
—
—
—
(1)
—
(1)
Recoveries
2
—
—
13
11
26
Net recoveries
2
—
—
12
11
25
Provision for loan losses
(1)
88
(598)
(82)
(7)
(600)
Ending balance $
829
639
2,704
838
97
$
5,107
Six months ended:
Beginning balance $
807
594
3,169
944
104
$
5,618
Charge-offs
—

—

—

(1)
(5)
(6)
Recoveries
54
—

—

26
15
95
Net recoveries
54
—

—

25
10
89
Provision for loan losses
(32)
45
(465)
(131)
(17)
(600)
Ending balance $
829
639
2,704
838
97
$
5,107

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of June 30, 2022 and 2021.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars in thousands) losses in loans losses in loans losses in loans
June 30, 2022:
Commercial and industrial (3) $
761
70,087
—
—
761
70,087
Construction and land development
576
38,654
—
—
576
38,654
Commercial real estate
2,523
240,120
—
176
2,523
240,296
Residential real estate
753
85,224
—
—
753
85,224
Consumer installment
103
7,122
—
—
103
7,122
Total $
4,716
441,207
—
176
4,716
441,383
June 30, 2021:
Commercial and industrial (4) $
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
(3)
Includes $0.6 million of PPP loans for which no

allowance for loan losses was allocated due to 100%

SBA guarantee.
(4)
Includes $22.1 million of PPP loans for which no allowance

for loan losses was allocated due to 100% SBA guarantee.
See “Impaired Loans” and “Troubled Debt Restructurings”

below for additional information about such loans.
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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
June 30, 2022:

Commercial and industrial $
69,847
15
225
—
$
70,087
Construction and land development
38,654
—
—
—
38,654
Commercial real estate:
Owner occupied
57,755
349
118
—
58,222
Hotel/motel
34,365
—
—
—
34,365
Multi-family
29,722
—
—
—
29,722
Other
116,889
894
28
176
117,987
Total commercial real estate
238,731
1,243
146
176
240,296
Residential real estate:
Consumer mortgage
31,606
446
660
183
32,895
Investment property
52,029
45
255
—
52,329
Total residential real estate
83,635
491
915
183
85,224
Consumer installment
7,084
14
24
—
7,122
Total $
437,951
1,763
1,310
359
$
441,383
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

The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at June 30, 2022 and December 31, 2021.

June 30, 2022
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial real estate:
Other $
199
(23)
176
$
—
Total commercial real estate
199
(23)
176
—
Total

impaired loans
$
199
(23)
176
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
respective periods.
Quarter ended June 30, 2022 Six months ended June 30, 2022
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
180
—
212
—
Total commercial real estate
180
—
212
—
Residential real estate:
Investment property
—
—
9
—
Total residential real estate
—
—
9
—
Total

$
180
—
221
—
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

Section 4013 of the CARES Act, “Temporary

Relief
From Troubled Debt Restructurings,” provided

banks the option to temporarily suspend certain requirements under ASC
340-10 TDR classifications for a limited period of time to account for the effects of COVID-19. In addition, the Interagency
Statement on COVID-19 Loan Modifications, encouraged

banks to work prudently with borrowers and describes the
agencies’ interpretation of how accounting rules under ASC 310-40,

“Troubled Debt Restructurings by Creditors,” apply to
certain COVID-19-related modifications. The Interagency Statement on

COVID-19 Loan Modifications was supplemented
on June 23, 2020 by the Interagency Examiner Guidance for Assessing Safety and

Soundness Considering the Effect of the
COVID-19 Pandemic on Institutions.

If a loan modification was

eligible, a bank could elect to account for the loan under
section 4013 of the CARES Act. If a loan modification was

not eligible under section 4013, or if the bank elected not to account for the loan modification under section 4013, the Revised Statement include

d

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
The following is a summary of accruing and nonaccrual TDRs, which are included in the impaired loan totals, and the
related allowance for loan losses, by portfolio segment and class as of June 30, 2022 and December 31, 2021, respectively.

TDRs
Related
(Dollars in thousands) Accruing Nonaccrual Total Allowance
June 30, 2022
Commercial real estate:
Other $
—
176
176
$ —
Total commercial real estate
—
176
176
—
Total

$
—
176
176
$ —
TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2021
Commercial real estate:
Other $
—
187
187
$ —
Total commercial real estate
—
187
187
—
Investment property
—
62
62
—
Total residential real estate
—
62
62
—
Total

$
—
249
249
$ —
At June 30, 2022 there were no significant outstanding commitments to advance additional funds to customers whose loans
had been restructured.

There were no loans modified in a TDR during the quarters and six months ended

June 30, 2022 and 2021,
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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2022 2021 2022 2021
MSRs, net:
Beginning balance
$
1,285
$
1,322
$
1,309
$
1,330
Additions, net
43
172
97
315
Amortization expense
(69)
(134)
(147)
(285)
Ending balance
$
1,259
$
1,360
$
1,259
$
1,360
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,277
$
1,774
$
1,908
$
1,489
End of period
2,547
1,833
2,547
1,833
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

The nature of the Company’s financial assets

and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2022, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
used with management.
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June
30, 2022 and December 31, 2021, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2022:
Securities available-for-sale:
Agency obligations

$
126,911
—
126,911
—
Agency RMBS
234,585
—
234,585
—
State and political subdivisions
67,724
—
67,724
—
Total securities available-for-sale
429,220
—
429,220
—
Total

assets at fair value
$
429,220
—
429,220
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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
June 30, 2022 and December 31, 2021, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2022:
Loans held for sale $
989
—
989
—
Loans, net (1)
176
—
—
176
Other assets
(2)
1,259
—
—
1,259
Total assets at fair value $
2,424
—
989
1,435
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
Quantitative Disclosures for Level 3 Fair Value

Measurements
At June 30, 2022 and December 31, 2021, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021, the significant
unobservable inputs used in the fair value measurements are presented below.
Weighted

Carrying

Significant

Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Range of Input
June 30, 2022:
Impaired loans $
176
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,259
Discounted cash flow Prepayment speed or CPR
7.1
-
18.7
7.4

Discount rate
9.0
-
11.0
9.0
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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at June 30, 2022 and December 31, 2021 are presented below.

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2022:
Financial Assets:
Loans, net (1) $
436,156
$
429,788
$
—
$
—
$
429,788
Loans held for sale
989
1,003
—
1,003
—
Financial Liabilities:
Time Deposits $
154,738
$
155,439
$
—
$
155,439
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and six months ended June 30, 2022 and 2021, as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on

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
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,

natural disasters or climate change, such as rising sea and water levels,

hurricanes
and tornados, COVID-19 or other epidemics or pandemics including supply chain disruptions,

inventory volatility,
and changes in consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, or other events that may affect general economic conditions;
●
governmental monetary and fiscal policies, including the continuing effects of COVID-19 fiscal and monetary
stimulus, and changes in monetary policies in response to inflations including increases in the Federal Reserve’s
target federal funds rate and reductions in the Federal Reserve’s holdings of securities;
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
portfolio reviews;
●
the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand and mortgage
loan originations, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and
liabilities, and the risks and uncertainty of the amounts realizable on collateral;
● changes in borrower liquidity and credit risks, and savings, deposit and payment behaviors;
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
●
the costs of redeveloping our headquarters, the timing and amount of rental income from third parties following
the June 2022 opening of this building, and the timing and amount of the sale of approximately

0.85 acres of land
next to the Company’s headquarters for

development by a third party as a hotel;
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

●
the timing and amount of any credit approved by the Internal Revenue Service (“IRS”)

resulting from our planned
filing, seeking an Employee Retention Credit, which we believe we are eligible for under the CARES Act and the
2020 Consolidated Appropriations Act; and
●
other factors and information in this report and other filings that we make with the SEC under the Exchange Act,
including our Annual Report on Form 10-K for the year ended December 31,

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

Act.

Summary of Results of Operations
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2022 2021 2022 2021
Net interest income (a) $ 6,484 $ 6,093 $ 12,674 $ 12,150
Less: tax-equivalent adjustment 110 118 222 238
Net interest income (GAAP) 6,374 5,975 12,452 11,912
Noninterest income

848 1,131 1,756 2,313
Total revenue

7,222 7,106 14,208 14,225
Provision for loan losses — (600) (250) (600)
Noninterest expense 5,058 4,916 9,959 9,606
Income tax expense 363 504 617 927
Net earnings $ 1,801 $ 2,286 $ 3,882 $ 4,292
Basic and diluted earnings per share $ 0.51 $ 0.65 $ 1.10 $ 1.21
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $3.9

million for the first six months of 2022, compared to $4.3 million for the first six months of 2021.

Basic and diluted earnings per share were $1.10 per share for the first six months of 2022,

compared to
$1.21 per share for the first six months of 2021.

Net interest income (tax-equivalent) was $12.7 million for the first six months of 2022, a 4% increase compared to $12.2
million for the first six months of 2021.

This increase was primarily due to balance sheet growth, partially offset by a decrease in the Company’s net

interest margin (tax-equivalent).

Net interest margin (tax-equivalent) declined to 2.51%

in
the first six months of 2022, compared to 2.63% for the first six months of 2021 due to the continued lower interest rate
environment through most of the first quarter followed by increases in the Federal Reserve’s target federal funds rates
beginning March 16, 2022, and changes in our asset mix resulting from the continuing elevated levels of customer deposits.

Net interest income (tax-equivalent) included $0.3 million in PPP loan fees, net of related costs for the first six months of
2022, compared to $0.4 million for the first six months of 2021.

At June 30, 2022, the Company’s allowance

for loan losses was $4.7 million, or 1.07% of total loans, compared to $4.9 million, or 1.08% of total loans, at December 31, 2021, and $5.7 million, or 1.12% of total loans, at June 30, 2021.

The Company recorded a negative provision for loan losses of $0.3 million and $0.6 million during the first six months of
2022 and 2021, respectively.

The negative provision for loan losses during 2022 was primarily related to a decrease in total
loans, excluding PPP,

during the first six months of 2022.

The negative provision for loan losses during 2021 was
primarily related to improvements in economic conditions in our primary market area, and related improvements in our
asset quality.

The provision for loan losses is based upon various estimates and judgments,

including the absolute level of
loans, economic conditions, credit quality and the amount of net charge

-offs.
Noninterest income was $1.8 million for the first six months of 2022 compared to $2.3 million for the first six months of
2021.

The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.5

million as
refinance activity slowed in our primary market area, as market interest rates on mortgage loans increased.

Noninterest expense was $10.0 million for the first six months of 2022 compared to $9.6 million for the first six months of
2021.

The increase in noninterest expense was due to increases in salaries and benefits expense of $0.2 million and net
occupancy and equipment expense of $0.3 million related to the Company’s new headquarters,

partially offset

by a
decrease in professional fees of $0.1 million.

Income tax expense was $0.6 million for the first six months of 2022 compared to $0.9

million during the first six months
of 2021.

The Company’s effective tax

rate for the first six months of 2022 was 13.71%, compared to 17.76% in the first six months of 2021.

The decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit investment
funded in the fourth quarter of 2021.

The Company’s effective income

tax rate is principally impacted by tax-exempt
earnings from the Company’s

investments in municipal securities, bank-owned life insurance, and New Markets

Tax
Credits.

The Company paid cash dividends of $0.53 per share in the first six months of 2022,

an increase of 2% from the same
period of 2021.

The Company’s share repurchases of $0.

3

million since December 31, 2021 resulted in 10,640 fewer
outstanding common shares at June 30, 2022.

At June 30, 2022, the Bank’s regulatory capital ratios

were well above the
minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio
of 17.38%, a tier 1 leverage ratio of 9.16 % and a common equity tier 1 (“CET1”)

ratio of 16.59 % at June 30, 2022.
For the second quarter of 2022, net earnings were $1.8 million, or $0.51 per share, compared to $2.3 million, or $0.65 per
share, for the second quarter of 2021.

Net interest income (tax-equivalent) was $6.5 million for the second quarter of 2022, a 6% increase compared to $6.1

million for the second quarter of 2021.

This increase was primarily due to balance sheet
growth, and recent increases in market interest rates.

The Federal Reserve increased the target federal funds range by 25 basis points on March 27, 2022, 50 basis points on May 5 and 75 basis points on each of June

16 and July 27.

Further
increases in the target federal funds rate are possible if inflation remains elevated.

The Company’s net interest

margin (tax-
equivalent) was 2.60% in the second quarter of 2022 and 2021. Net interest income

(tax-equivalent) included $0.1

million
in PPP loan fees, net of related costs for the second quarter of 2022 and

$0.2 million in the second quarter of 2021.

The
Company had no provision for loan losses during the second quarter of 2022 compared to a negative provision for loan
losses of $0.6 million during the second quarter 2021.

Noninterest income was $0.8 million in the second quarter of 2022, compared to $1.1 million in the second quarter of 2021.

The decrease in noninterest income was primarily due to a
decrease in mortgage lending income of $0.2

million as refinance activity slowed in our primary market area, as market interest rates on mortgage loans increased.

Noninterest expense was $5.1 million in the second quarter of 2022,

compared
to $4.9 million for the second quarter of 2021.

The increase in noninterest expense was primarily due to an increase in net occupancy and equipment expense of $0.3 million related to the Company’s new headquarters, which opened in June 2022.

Income tax expense was $0.4

million for the second quarter of 2022 compared to $0.5 million for the second quarter of
2021.

The Company's effective tax rate for the second quarter of 2022 was 16.77%, compared to 18.06% in the second
quarter of 2021.

This decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit investment
funded in the fourth quarter of 2021.

The Company’s effective

income tax rate is principally impacted by tax-exempt
earnings from the Company’s

investment in municipal securities, bank-owned life insurance,

and New Markets Tax
Credits.
Other Events
We entered into a contract

on February 15, 2022 to sell approximately 0.85 acres of land to a third party,

where our former
headquarters building was located. The land, which is adjacent to our new headquarters, has been cleared and site
improvements, which are a condition to the buyer’s obligation to close its purchase, are being made.

The sale includes all
appurtenances, privileges, development and rights for an aggregate purchase price of $4.26 million, net of estimated
prorations and closing costs. The principal owner of the purchaser and his related interests are Bank customers and are
among the Bank’s largest borrowers.

All such loans and deposits are in the ordinary course of the Bank’s business upon
market terms and conditions not more favorable than similarly situated customers. The

Bank entered into the agreement on
an arms-length basis in consultation with the Bank’s

real estate developer, and the agreement is on

market terms and
conditions.
The agreement contains various other terms, representations, warranties, covenants and closing conditions that are
customary for transactions similar to the sale. The purchaser has a 180 day inspection period ending on August 14, 2022
subject to up to 3 possible extensions, to complete all its due diligence, inspections and reviews,

and receive its necessary
approvals. The closing is subject to the completion of such matters satisfactory to the purchaser, the satisfaction of the
agreement’s other terms, including customary

closing conditions, and the negotiation and execution of various use and other ancillary agreements and may be extended. The purchaser’s obligations to close are not contingent upon the purchaser
obtaining financing. The sale of the property is expected to close 30 days following the later of (a) the expiration of the
inspection period and (b) the satisfaction of all the closing conditions. Upon closing, the

Company currently expects the
sale to be accretive to earnings by approximately $0.70 per share.

Currently, the Bank expects the transaction

to close later
this year.

We also intend to file a request

with the IRS for an employee retention credit of $1.6 million, or approximately $1.2 million
net of estimated income tax effects, or approximately $0.33 per share, under the CARES Act and the 2022 Consolidated
Appropriations Act.

IRS action on this request, including its timing and the amount of any credit approved by the IRS,
cannot be predicted. See “COVID-19 Impact Assessment.”
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

markets and our employees,
customers and vendors. Our business, financial condition and results of oper ations generally rely upon the ability of our
borrowers to make deposits and repay their loans, the value of collateral underlying our secured loans, market value,
stability and liquidity and demand for loans and other products and services we offer,

all of which are affected by the
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
●
We

were an active PPP lender. PPP loans were forgiva

ble, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.

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

Stimulative monetary and fiscal policies,
along with shortages of certain goods and services, and rising petroleum and food prices,

reflecting, among other things, the
war in the Ukraine, have led to the highest inflation in decades. Although fiscal stimulus remains under consideration by
the President and Congress, the Federal Reserve has begun increasing its target interest rates and is considering reducing its
holdings

of securities to counteract inflation.

A summary of PPP loans extended during 2020 follows:

(Dollars in thousands)
# of SBA
Approved Mix
$ of SBA
Approved Mix
SBA Tier:
$2 million to $10 million — — % $ — — %
$350,000 to less than $2 million 23 5 14,691 40
Up to $350,000 400 95 21,784 60
Total 423 100% $ 36,475 100%
We collected

approximately $1.5 million in fees from the SBA related to our PPP loans during 2020. Throug

h

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

Act. Through
June 30, 2022, we have recognized $0.9

million of these fees, net of related costs. As of June 30, 2022, we have received payments and forgiveness on 240 PPP loans under the Economic

Aid Act, totaling $19.6 million. The outstanding balance
for the remaining 14 PPP loans under the Economic Aid Act was approximately $0.6 million at June 30, 2022.

We continue to closely

monitor this pandemic, and are working to continue our services and to address developments as
those occur. Our results of operations for the

six months ended June 30, 2022, and our financial condition at that date reflect only the ongoing effects of the pandemic, and may not be indicative of future results or financial conditions,
including possible changes in monetary or fiscal stimulus, and the possible effects of the expiration or extension of
temporary accounting and bank regulatory relief measures in response to the COVID

-19 pandemic.
As of June 30, 2022,

all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

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

The CARES Act and the 2020 Consolidated Appropriations Act provide eligible employers an employee retention credit
related to COVID-19.

After consultation with our tax advisors, we believe we are eligible, subject to the finalization and
filing of our request with the IRS, and approval of such request by the IRS, of an estimated employee retention credit of
$1.6 million, or approximately $1.2 million, net of estimated income tax effects,

or approximately $0.33 per share.

IRS
action on this request, including its timing and the amount of any credit approved by the IRS, cannot be predicted.
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
The level of allowance maintained is believed by management, based on its processes and estimates, to be adequate to
absorb probable losses inherent in the portfolio at the balance sheet date. The allowance is increased by provisions charged
to expense and decreased by charge-offs, net of recoveries of amounts previously charged-off and by releases from the
allowance when determined to be appropriate to the levels of loans and probable loan losses in such loans.
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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At June 30, 2022 and December 31, 2021, and for the periods then ended, the Company adjusted its historical loss
rates for the commercial real estate portfolio segment based, in part, on loss rates of peer bank

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

June 30, 2022, the Company increased its
look-back period to 53 quarters to continue to include losses incurred by the Company beginning with the first quarter of
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
Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. At June 30, 2022 we had total deferred tax assets of $10.3 million included
as “other assets”, including $9.5 million resulting from unrealized losses in our securities portfolio.

Based upon the level of
taxable income over the last three years and projections for future taxable income over the periods in which the deferred tax
assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible
differences at June 30, 2022. The amount of the deferred tax assets considered realizable, however, could be reduced if
estimates of future taxable income are reduced.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Six months ended June 30,

2022 2021
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 434,863 4.42% $ 464,332 4.47%
Securities - taxable 371,012 1.57% 299,011 1.32%
Securities - tax-exempt

60,228 3.54% 62,844 3.64%
Total securities

431,240 1.84% 361,855 1.72%
Federal funds sold 63,021 0.36% 34,700 0.13%
Interest bearing bank deposits 88,008 0.52% 71,252 0.09%
Total interest-earning assets 1,017,132 2.74% 932,139 2.91%
Deposits:

NOW 204,912 0.12% 173,102 0.13%
Savings and money market 338,283 0.20% 284,174 0.23%
Time Deposits 157,877 0.88% 159,406 1.07%
Total interest-bearing deposits 701,072 0.33% 616,682 0.42%
Short-term borrowings 4,075 0.50% 3,266 0.50%
Total interest-bearing liabilities 705,147 0.33% 619,948 0.42%
Net interest income and margin (tax-equivalent) $ 12,674 2.51% $ 12,150 2.63%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $12.7 million for the first six months of 2022,

a 4% increase compared to $12.2
million for the first six months of 2021.

This increase was primarily due to balance sheet growth, partially offset by a
decrease in the Company’s net

interest margin (tax-equivalent).

Net interest margin (tax-equivalent) declined to 2.51% in
the first six months of 2022, compared to 2.63% for the first six months of 2021 due to the continued lower interest rate
environment and changes in our asset mix resulting from the continuing elevated levels of customer deposits.

The Federal
Reserve increased the target federal funds range by 25 basis points on March 27,

2022, 50 basis points on May 5 and 75
basis points on each of June 16 and July 27.

Further increases in the target federal funds rate are possible if inflation remains elevated.

Net interest income (tax-equivalent) included $0.3 million in PPP loan fees, net of related costs for the
first six months of 2022, compared to $0.4 million for the first six months of 2021.

The tax-equivalent yield on total interest-earning assets decreased by 17 basis points to 2.74% in the first six months of
2022 compared to 2.91% in the first six months of 2021.

This decrease was primarily due to changes in our asset mix
resulting from the significant increase in customer deposits.
The cost of total interest-bearing liabilities decreased by 9 basis points to 0.33%

in the first six months of 2022 compared to
0.42% in the first six months of 2021, even as interest bearing deposits increased.

The net decrease in our funding costs
was primarily due to lower prevailing market interest rates through most of the first quarter of 2022.

Our funding costs
declined less than the rates earned on our interest earning assets.

Our deposit costs may increase as the Federal Reserve
increases its target federal funds rate and market interest rates increase.
The Company continues to deploy various asset liability management strategies to manage its risk to interest rate
fluctuations. Pricing remains competitive in our markets.

We believe this challenging

competitive environment will
continue throughout the remainder of 2022.

Our ability to hold our deposit rates low until our interest-earning assets reprice will be important in our ability to maintain or potentially increase our net interest margin during the beginning of
the monetary tightening cycle that we believe we will continue to experience in

2022.

Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that
management believes, based on its processes and estimates, should be adequate to provide for the probable losses on
outstanding loans.

The Company recorded a negative provision for loan losses of $0.3 million for the first six months of
2022, compared to a negative provision for loan losses of $0.6 million for the first six months of 2021.

The negative
provision for loan losses for the first six months of 2022 was primarily related to a decrease in total loans, excluding PPP,
during the first six months of 2022.

The negative provision for loan losses for the first six months of 2021 was primarily related to improvements in economic conditions in our primary market area.

The provision for loan losses is based upon
various factors, including the absolute level of loans, economic conditions, credit quality, and the amount of net charge-
offs.
Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes
should be appropriate to adequately cover its estimate of probable losses in the loan portfolio.

The Company’s allowance
for loan losses as a percentage of total loans was 1.07% at June 30, 2022, compared to

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
loan losses.
Noninterest Income
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2022 2021 2022 2021
Service charges on deposit accounts $ 146 $ 138 $ 288 $ 270
Mortgage lending income 187 424 440 973
Bank-owned life insurance 97 99 196 202
Other 418 470 832 868
Total noninterest income $ 848 $ 1,131 $ 1,756 $ 2,313
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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2022 2021 2022 2021
Origination income $ 120 $ 398 $ 349 $ 935
Servicing fees, net 67 26 91 38
Total mortgage lending income $ 187 $ 424 $ 440 $ 973

The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of mortgage loans. Origination income decreased due to a decrease in refinance
activity in our primary market area, as market interest rates on mortgage loans increased.

The decrease in origination
income was partially offset by an increase in servicing fees, net of related amortization expense as prepayment speeds
slowed, resulting in decreased amortization expense.

Noninterest Expense
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2022 2021 2022 2021
Salaries and benefits $ 2,976 $ 2,897 $ 5,926 $ 5,748
Net occupancy and equipment 727 439 1,161 877
Professional fees 239 326 469 582
Other 1,116 1,254 2,403 2,399
Total noninterest expense $ 5,058 $ 4,916 $ 9,959 $ 9,606
The increase in salaries and benefits was primarily due to a decrease in deferred costs related to the PPP loan program, and
routine annual wage and benefit increases.
The increase in net occupancy and equipment expense was primarily due to increased expenses related to the
redevelopment of the Company’s headquarters

in downtown Auburn.

This amount includes depreciation expense and one-
time costs associated with the opening of the Company’s

new headquarters.

The Company relocated its main office branch
and bank operations into its newly constructed headquarters during June of 2022.
The decrease in professional fees expense was primarily due to a decrease in legal fees.

Income Tax

Expense
Income tax expense was $0.6

million for the first six months of 2022 compared to $0.9 million for the first six months of
2021.

The Company’s effective income

tax rate for the first six months of 2022 was 13.71%, compared to 17.76%

in the
first six months of 2021.

The decrease was primarily due to an income tax benefit related to a New Markets Tax

Credit
investment funded in the fourth quarter of 2021.

The Company’s effective

income tax rate is principally impacted by tax-
exempt earnings from the Company’s investments

in municipal securities, bank-owned life insurance, and New Markets
Tax Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $429.2

million at June 30, 2022 compared to $421.9 million at December 31, 2021.

This
increase reflects an increase in the amortized cost basis of securities available-for-sale of $46.5 million, and a decrease of
$39.2 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of securities
available-for-sale was primarily attributable to management

allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in
long-term market interest rates,

which resulted in $9.5 million of deferred tax assets included in our other assets.

The
average annualized tax-equivalent yields earned on total securities were 1.84

%

in the first six months of 2022 and 1.72% in
the first six months of 2021.

Loans
2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 70,087 73,297 83,977 79,202 87,933
Construction and land development 38,654 33,058 32,432 34,890 37,477
Commercial real estate 240,296 235,062 258,371 252,798 242,845
Residential real estate 85,224 79,102 77,661 80,205 82,164
Consumer installment 7,122 8,412 6,682 7,060 7,762
Total loans 441,383 428,931 459,123 454,155 458,181
Less:

unearned income
(511) (514) (759) (923) (1,197)
Loans, net of unearned income $ 440,872 428,417 458,364 453,232 456,984
Total loans, net of unearned income,

were $440.9 million at June 30, 2022, and $458.4 million at December 31,

2021.

Excluding PPP loans, total loans, net of unearned income, were $440.2 million, a decrease of $10.0 million, or 2% from
December 31, 2021.

Four loan categories represented the majority of the loan portfolio at June 30, 2022:

commercial real
estate (55%), residential real estate (19%), commercial and industrial (16%) and construction and land development (9%).

Approximately 24% of the Company’s commercial

real estate loans were classified as owner-occupied at June 30, 2022.
Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $6.9 million,
or 2%, and $7.2 million, or 2%, of total loans, net of unearned income at June 30, 2022 and December 31, 2021,
respectively.

For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required
interest only payments at June 30, 2022 and December 31, 2021. The Company’s

residential real estate mortgage portfolio
does not include any option ARM loans, subprime loans,

or any material amount of other high-risk consumer mortgage
products.

The average yield earned on loans and loans held for sale was 4.42% in the first six months of 2022 and 4.47% in the first
six months of 2021.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including the continuing effects from the

COVID-19 pandemic, as well as high inflation rates
and the Federal Reserve’s shift from stimulative

monetary policy to increases in the target Federal Funds rate and reductions in its securities holdings,

on our borrowers’ cash flows, real estate market sales volumes, valuations,

availability
and cost of financing properties, real estate industry concentrations, competitive pressures from a wide range of other
lenders, deterioration in certain credits, interest rate fluctuations and increases,

reduced collateral values or non-existent
collateral, title defects, inaccurate appraisals, financial deterioration of borrowers,

fraud, and any violation of applicable
laws and regulations.
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
approximately $21.4

million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $19.3

million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At June 30, 2022, the Bank had no
relationships exceeding these limits.

We periodically analyze

our commercial and industrial and commercial real estate loan portfolios to determine if

a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.

Loan concentrations to borrowers in the
following classes exceeded 25% of the Bank’s total

risk-based capital at June 30, 2022 and December 31, 2021.

June 30, December 31,
(Dollars in thousands) 2022 2021
Lessors of 1-4 family residential properties $ 52,329 $ 47,880
Hotel/motel 34,365 43,856
Multi-family residential properties 29,722 42,587
Shopping centers 27,309 29,574
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

As
of June 30, 2022, we had no COVID-19 loan deferrals, compared to one COVID-19 loan deferral totaling $0.1 million at
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
the Company’s estimate of probable

losses inherent in the loan portfolio. The allowance for loan losses was $4.7 million at
June 30, 2022 compared to $4.9 million at December 31, 2021, which management believed to be adequate at each of the
respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the second quarter of 2022
and the previous four quarters is presented below.

2022 2021
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 4,658 4,939 5,119 5,107 5,682
Charge-offs:
Commercial and industrial
(4) — — — —
Commercial real estate
— — (254) — —
Residential real estate
— — (2) — (1)
Consumer installment
(16) (48) (32) — —
Total charge

-offs
(20) (48) (288) — (1)
Recoveries
78 17 108 12 26
Net recoveries (charge-offs)
58 (31) (180) 12 25
Provision for loan losses
— (250) — — (600)
Ending balance
$ 4,716 4,658 4,939 5,119 5,107
as a % of loans 1.07% 1.09 1.08 1.13 1.12
as a % of nonperforming loans 1,314% 1,256 1,112 1,053 813
Net (recoveries) charge-offs as % of average loans (a) (0.05) % 0.03 0.16 (0.01) (0.02)
(a) Net (recoveries) charge-offs are annualized.
As described under “Critical Accounting Policies,” management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The level of the allowance

is based upon management’s evaluation

of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay
(including the timing of future payment), the estimated value of any underlying collateral,

composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments, including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.07%

at June 30, 2022, compared to 1.08% at December 31, 2021.

In the future, the allowance to total loans outstanding ratio will increase or decrease to the extent the factors that influence
our quarterly allowance assessment, including the duration and magnitude of

COVID-19 effects and increasing market
interest rates as the Federal Reserve shifts from stimulus to fighting inflation,

in their entirety either improve or weaken.

In
addition, our regulators, as an integral part of their examination process, will periodically review the Company’s allowance
for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their
judgment about information available to them at the time of their examinations.

Nonperforming Assets
At June 30, 2022 the Company had $0.4 million in nonperforming assets compared to $0.8 million at December 31, 2021.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2022 and the previous four quarters.

2022 2021
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 359 371 444 486 628
Other real estate owned — 374 374 — —
Total nonperforming assets $ 359 745 818 486 628
as a % of loans and other real estate owned 0.08% 0.17 0.18 0.11 0.14 as a % of total assets 0.03% 0.07 0.07 0.05 0.06
Nonperforming loans as a % of total loans 0.08% 0.09 0.10 0.11 0.14
Accruing loans 90 days or more past due $ — — — 69 —
The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2022 and
the previous four quarters.

2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 176 182 187 193 199
Residential real estate 183 189 257 293 429
Total nonaccrual loans $ 359 371 444 486 628
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had $0.4
million in loans on nonaccrual status at June 30, 2022 and December 31,

2021, respectively.

The Company had no loans 90 days or more past due and still accruing at June 30, 2022 and December 31, 2021,
respectively.
The table below provides information concerning the composition of OREO for the second quarter of 2022 and the
previous four quarters.

2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Other real estate owned:
Commercial real estate $ — 374 374 — —
Total other real estate owned $ — 374 374 — —
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

Potential
problem loans, which are not included in nonperforming assets, amounted to $1.3 million, or 0.3% of total loans at June 30,
2022, and $2.4 million, or 0.5% of total loans at December 31, 2021.

The table below provides information concerning the composition of potential problem loans for the second quarter of 2022
and the previous four quarters.

2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and industrial $ 225 215 226 274 291
Construction and land development — 13 218 231 239
Commercial real estate 146 150 156 172 178
Residential real estate 915 1,592 1,748 1,848 2,096
Consumer installment 24 8 12 19 7
Total potential problem loans $ 1,310 1,978 2,360 2,544 2,811
At June 30, 2022, approximately $0.1 million or 11

%

of total potential problem loans were past due at least 30 days, but less than 90 days.
The following table is a summary of the Company’s

performing loans that were past due at least 30 days,

but less than
90 days,

for the second quarter of 2022 and the previous four quarters.

2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past due 30 to 89 days:
Commercial and industrial $ 34 7 3 68 1
Construction and land development — 1 204 — 204
Commercial real estate 28 — — — 205
Residential real estate 130 496 516 409 68
Consumer installment 7 15 25 25 7
Total

$ 199 519 748 502 485
Deposits
Total deposits

were $1.0 billion at June 30, 2022 and December 31, 2021.

Noninterest-bearing deposits were $311.2
million, or 31% of total deposits, at June 30, 2022, compared to $316.1 million, or 32% of total deposits at December 31,
2021.

Estimated uninsured deposits totaled $411.3

million and $420.8 million at June 30, 2022 and December 31, 2021, respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of

FDIC insurance
limits.
The average rate paid on total interest-bearing deposits was 0.33% in the first six months of 2022 compared to 0.42% in the
first six months of 2021.

Other Borrowings
Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal
funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank
had available federal funds lines totaling $61.0 million and $41.0 million with none outstanding at June 30, 2022, and
December 31, 2021, respectively.

Securities sold under agreements to repurchase totaled $4.1

million and $3.4 million at
June 30, 2022 and December 31, 2021, respectively.

The average rate paid on short-term borrowings was 0.50% in the first six months of 2022 and 2021,

respectively.
The Company had no long-term debt at June 30, 2022 and December 31, 2021.

CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $76.1 million and $103.7 million as of June 30, 2022 and December
31, 2021, respectively. The decrease

from December 31, 2021 was primarily driven by an other comprehensive loss due to
the change in unrealized gains/losses on securities available-for-sale,

net of tax of $29.3 million.

The increase in the
unrealized loss on securities was primarily due to increases in market interest rates.

These unrealized losses do not affect
the Bank’s capital for regulatory capital purposes.

The Company paid cash dividends of $0.53 per share in the first six months of 2022,

an increase of 2% from the same
period in 2021. The Company’s share repurchases

of $0.3

million since December 31, 2021 resulted in 10,640 fewer
outstanding common shares at June 30, 2022.
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
executive officers.

At June 30, 2022, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.
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

The Bank’s
tier 1 leverage ratio was 9.16%, CET1 risk-based capital ratio was 16.59%, tier 1 risk-based capital ratio was 16.59%, and
total risk-based capital ratio was 17.38% at June 30, 2022. These ratios exceed the minimum regulatory capital percentages
of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0%

for tier 1 risk-based capital ratio, and 10.0%
for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation buffe

r

was 9.38% at
June 30, 2022.

Our unrealized losses on securities due to increases in market interest rates do not directly affect our capital
for regulatory purposes, and the resulting deferred tax assets, including $9.5 million resulting from such unrealized
securities losses, was below the 25% threshold requiring deduction of such assets from CET1 capital.
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
● +/- 20% for a gradual change of 400 basis points
● +/- 15% for a gradual change of 300 basis points
● +/- 10% for a gradual change of 200 basis points
● +/- 5% for a gradual change of 100 basis points
At June 30, 2022, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
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
At June 30, 2022, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At June 30, 2022 and December 31,

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

In addition to these sources, the Bank may participate in the
FHLB’s advance program to obtain funding for

its growth. Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2022, the Bank had a remaining available line of credit with the FHLB of
$332.7 million. At June 30, 2022, the Bank also had $51.0 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and
creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At June 30, 2022, the Bank had outstanding standby letters of credit of $1.2 million and unfunded loan commitments
outstanding of $60.4 million.

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
matters.
As of June 30, 2022,

the unpaid principal balance of residential mortgage loans, which we have originated and sold, but
retained the servicing rights, was $247.1 million.

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

The Company was not required to repurchase any loans during the first six months of

2022 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2022.
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

As of June 30, 2022, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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

Inflation, however, could increase our noninterest

expenses, and Federal
Reserve monetary policy in response to inflation has increased market interest rates and affected values of certain of our
assets and liabilities, including our securities portfolio and mortgage servicing assets.
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

The Company is required to implement the new standard in January 2023, with early adoption permitted in any period prior
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

2022 2021
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,374 6,078 6,037 6,041 5,975
Tax-equivalent adjustment 110 112 115 117 118
Net interest income (Tax

-equivalent)
$ 6,484 6,190 6,152 6,158 6,093
Six months ended June 30,

(In thousands) 2022 2021
Net interest income (GAAP) $ 12,452 11,912
Tax-equivalent adjustment 222 238
Net interest income (Tax

-equivalent)
$ 12,674 12,150

Table 2

- Selected Quarterly Financial Data

2022 2021
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,484 6,190 6,152 6,158 6,093
Less: tax-equivalent adjustment 110 112 115 117 118
Net interest income (GAAP) 6,374 6,078 6,037 6,041 5,975
Noninterest income 848 908 1,019 956 1,131
Total revenue 7,222 6,986 7,056 6,997 7,106
Provision for loan losses
—

(250)
—

—

(600)
Noninterest expense 5,058 4,901 5,092 4,736 4,916
Income tax expense

363 254 93 386 504
Net earnings $ 1,801 2,081 1,871 1,875 2,286
Per share data:
Basic and diluted net earnings

$ 0.51 0.59 0.53 0.53 0.65
Cash dividends declared 0.265 0.265 0.26 0.26 0.26
Weighted average shares outstanding:
Basic and diluted 3,513,353 3,518,657 3,524,311 3,536,320 3,554,871
Shares outstanding 3,509,940 3,516,971 3,520,485 3,529,338 3,545,855
Book value $ 21.68 24.57 29.46 29.73 29.91
Common stock price
High $ 33.57 34.49 34.79 35.36 38.90
Low

27.04 31.75 31.32 33.25 34.50
Period end 27.04 33.21 32.30 33.80 35.46
To earnings ratio 12.52 x 14.44 14.23 14.57 15.22
To book value 125% 135 110 114 119
Performance ratios:
Return on average equity

8.26% 7.97 7.07 7.01 8.74
Return on average assets

0.66% 0.75 0.70 0.72 0.91
Dividend payout ratio 51.96% 44.92 49.06 49.06 40.00
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.07% 1.09 1.08 1.13 1.12
Nonperforming loans 1,314% 1,256 1,112 1,053 813
Nonperforming assets as a % of:
Loans and other real estate owned 0.08% 0.17 0.18 0.11 0.14
Total assets

0.03% 0.07 0.07 0.05 0.06
Nonperforming loans as a % of total loans 0.08% 0.09 0.10 0.11 0.14
Annualized net (recoveries) charge-offs as a % of average loans (0.05) % 0.03 0.16 (0.01) (0.02)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.59% 17.26 16.23 16.82 17.03
Tier 1 risk-based capital ratio 16.59% 17.26 16.23 16.82 17.03
Total risk-based capital ratio 17.38% 18.08 17.06 17.72 17.94
Tier 1 leverage ratio 9.16% 9.09 9.35 9.57 9.81
Other financial data:
Net interest margin (a) 2.60% 2.43 2.45 2.51 2.60
Effective income tax rate 16.77% 10.88 4.74 17.07 18.06
Efficiency ratio (b) 68.99% 69.05 71.01 66.57 68.05
Selected average balances:
Securities $ 427,426 435,097 414,061 395,529 370,582
Loans, net of unearned income 428,612 439,713 455,726 452,668 460,672
Total assets 1,092,759 1,114,407 1,073,564 1,040,985 1,005,041
Total deposits 999,867 1,003,394 961,544 927,368 894,757
Total stockholders’ equity 87,247 104,493 105,925 106,936 104,591
Selected period end balances:

Securities $ 429,220 417,459 421,891 407,474 384,865
Loans, net of unearned income 440,872 428,417 458,364 453,232 456,984
Allowance for loan losses 4,716 4,658 4,939 5,119 5,107
Total assets 1,084,251 1,109,664 1,105,150 1,065,871 1,036,232
Total deposits 1,002,698 1,017,742 994,243 954,971 923,462
Total stockholders’ equity 76,107 86,411 103,726 104,929 106,043
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3

- Selected Financial Data
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2022 2021
Results of Operations
Net interest income (a) $ 12,674 12,150
Less: tax-equivalent adjustment 222 238
Net interest income (GAAP) 12,452 11,912
Noninterest income 1,756 2,313
Total revenue 14,208 14,225
Provision for loan losses (250) (600)
Noninterest expense 9,959 9,606
Income tax expense 617 927
Net earnings $ 3,882 4,292
Per share data:
Basic and diluted net earnings

$ 1.10 1.21
Cash dividends declared 0.53 0.52
Weighted average shares outstanding:
Basic and diluted 3,515,991 3,560,554
Shares outstanding, at period end 3,509,940 3,545,855
Book value $ 21.68 29.91
Common stock price:
High $ 34.49 48.00
Low

27.04 34.50
Period end 27.04 35.46
To earnings ratio 12.52 x 15.22
To book value 125% 119
Performance ratios:
Return on average equity

8.10% 8.04
Return on average assets

0.70% 0.86
Dividend payout ratio 48.18% 42.98
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.07% 1.12
Nonperforming loans 1,314% 813
Nonperforming assets as a % of:
Loans and other real estate owned 0.08% 0.14
Total assets

0.03% 0.06
Nonperforming loans as a % of total loans 0.08% 0.14
Annualized net recoveries as a % of average loans (0.01) % (0.04)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.59% 17.03
Tier 1 risk-based capital ratio 16.59% 17.03
Total risk-based capital ratio 17.38% 17.94
Tier 1 leverage ratio 9.16% 9.81
Other financial data:
Net interest margin (a) 2.51% 2.63
Effective income tax rate 13.71% 17.76
Efficiency ratio (b) 69.02% 66.42
Selected average balances:
Securities $ 431,240 361,855
Loans, net of unearned income 434,131 462,040
Total assets 1,103,523 992,940
Total deposits 1,001,620 879,063
Total stockholders’ equity 95,822 106,729
Selected period end balances:

Securities $ 429,220 384,865
Loans, net of unearned income 440,872 456,984
Allowance for loan losses 4,716 5,107
Total assets 1,084,251 1,036,232
Total deposits 1,002,698 923,462
Total stockholders’ equity 76,107 106,043
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

Loans and loans held for sale (1) $ 429,182 $ 4,691 4.38% $ 462,319 $ 5,112 4.44%
Securities - taxable 367,241 1,547 1.69% 307,941 1,009 1.31%
Securities - tax-exempt (2) 60,185 525 3.50% 62,641 562 3.60%
Total securities

427,426 2,072 1.94% 370,582 1,571 1.70%
Federal funds sold 52,582 82 0.63% 36,570 11 0.12%
Interest bearing bank deposits 92,802 196 0.85% 72,144 17 0.09%
Total interest-earning assets 1,001,992 $ 7,041 2.82% 941,615 $ 6,711 2.86%
Cash and due from banks 15,485 14,824
Other assets 75,282 48,602
Total assets $ 1,092,759 $ 1,005,041
Interest-bearing liabilities:
Deposits:

NOW $ 208,873 $ 62 0.12% $ 174,138 $ 45 0.10%
Savings and money market 331,097 159 0.19% 286,477 150 0.21%
Time deposits 155,990 331 0.85% 159,347 419 1.05%
Total interest-bearing deposits 695,960 552 0.32% 619,962 614 0.40%
Short-term borrowings 4,205 5 0.50% 3,370 4 0.50%
Total interest-bearing liabilities 700,165 $ 557 0.32% 623,332 $ 618 0.40%
Noninterest-bearing deposits 303,907

274,795

Other liabilities 1,440 2,323
Stockholders' equity 87,247

104,591

Total liabilities and stockholders'

equity
$ 1,092,759 $ 1,005,041
Net interest income and margin (tax-equivalent) $ 6,484 2.60% $ 6,093 2.60%

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

Loans and loans held for sale (1) $ 434,863 $ 9,541 4.42% $ 464,332 $ 10,290 4.47%
Securities - taxable 371,012 2,883 1.57% 299,011 1,958 1.32%
Securities - tax-exempt (2) 60,228 1,056 3.54% 62,844 1,134 3.64%
Total securities

431,240 3,939 1.84% 361,855 3,092 1.72%
Federal funds sold 63,021 113 0.36% 34,700 23 0.13%
Interest bearing bank deposits 88,008 228 0.52% 71,252 33 0.09%
Total interest-earning assets 1,017,132 $ 13,821 2.74% 932,139 $ 13,438 2.91%
Cash and due from banks 15,296 14,355
Other assets 71,095 46,446
Total assets $ 1,103,523 $ 992,940
Interest-bearing liabilities:
Deposits:

NOW $ 204,912 $ 119 0.12% $ 173,102 $ 111 0.13%
Savings and money market 338,283 331 0.20% 284,174 321 0.23%
Time deposits 157,877 687 0.88% 159,406 848 1.07%
Total interest-bearing deposits 701,072 1,137 0.33% 616,682 1,280 0.42%
Short-term borrowings 4,075 10 0.50% 3,266 8 0.50%
Total interest-bearing liabilities 705,147 $ 1,147 0.33% 619,948 $ 1,288 0.42%
Noninterest-bearing deposits 300,548

262,381

Other liabilities 2,006 3,882
Stockholders' equity 95,822

106,729

Total liabilities and stockholders'

equity
$ 1,103,523 $ 992,940
Net interest income and margin (tax-equivalent) $ 12,674 2.51% $ 12,150 2.63%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using a federal income
tax rate of 21%.

Table 6

- Allocation of Allowance for Loan Losses
2022 2021
Second Quarter First Quarter Fourth Quarter Third Quarter Second Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 761 15.9 $ 857 18.3 $ 816 17.4 $ 829 19.2 $ 828 19.1
Construction and land

development 576 8.8 518 7.1 590 7.7 639 8.2 551 6.5
Commercial real estate 2,523 54.4 2,739 56.2 2,823 55.6 2,704 53.0 3,259 55.1
Residential real estate 753 19.3 739 16.9 799 17.7 838 17.9 951 17.9
Consumer installment 103 1.6 86 1.5 91 1.6 97 1.7 93 1.4
Total allowance for loan losses $ 4,716 $ 4,939 $ 5,119 $ 5,107 $ 5,682
* Loan balance in each category expressed as a percentage of total loans.

Table 7

– Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) June 30, 2022
Maturity of:
3 months or less $ 17,778
Over 3 months through 6 months 11,792
Over 6 months through 12 months 4,496
Over 12 months 5,458
Total estimated uninsured

time deposits
$ 39,524

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
The Company’s repurchases of its common stock

during the second quarter of 2022 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs (1)
April 1 - April 30, 2022
— $ — — $ 5,000,000
May 1 - May 31, 2022
7,081 29.97 7,081 4,787,778
June 1 - June 30, 2022
— — — 4,787,778
Total
7,081 29.97 7,081 4,787,778
(1)

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

August 4, 2022

By:

/s/ Robert W.

Dumas

Robert W.

Dumas
Chairman, President and CEO
Date:

August 4, 2022

By:

/s/ David A. Hedges

David A. Hedges
Executive Vice President and Chief Financial

Officer