Form 10-Q
period 2022-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2022-11-09
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
September 30, 2022
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
Class Outstanding at November 8, 2022
Common Stock, $0.01 par value per share
3,504,420

shares

AUBURN

NATIONAL BANCORPORATION,

INC. AND SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021
3

Consolidated Statements of Earnings (Unaudited) for the quarter and nine months ended September 30,
2022 and 2021
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and nine months ended
September 30, 2022 and 2021
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and nine months ended
September 30, 2022 and 2021
6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
Table 1 – Explanation of Non-GAAP Financial Measures
50
Table 2 – Selected Quarterly Financial Data
51
Table 3 – Selected Financial Data
52
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended September 30,
2022 and 2021
53
Table 5 – Average Balances and Net Interest Income Analysis – for the nine months ended September
30, 2022 and 2021
54
Table 6 – Allocation of Allowance for Loan Losses
55
Table 7 – Estimated Uninsured Time Deposits by Maturity
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
$
20,488
$
11,210
Federal funds

sold
31,133
77,420
Interest-bearing bank

deposits
18,016
67,629
Cash and cash

equivalents
69,637
156,259
Securities available-for-sale

411,538
421,891
Loans held for sale
—
1,376
Loans, net of unearned

income
474,035 458,364
Allowance

for loan losses
(4,966)
(4,939)
Loans, net
469,069
453,425
Premises and equipment,

net
46,419
41,724
Bank-owned life insurance
19,929
19,635
Other assets
25,967
10,840
Total assets $
1,042,559
$
1,105,150
Liabilities:
Deposits:
Noninterest-bearing

$
321,702
$
316,132
Interest-bearing
656,236
678,111
Total deposits
977,938
994,243
Federal funds

purchased and

securities sold under

agreements to repurchase
2,613
3,448
Accrued expenses and

other liabilities
2,215
3,733
Total liabilities
982,766
1,001,424
Stockholders' equity:
Preferred stock of $
.01

par

value;

authorized
200,000

shares;
no shares issued
—
—
Common stock

of $
.01

par

value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional

paid-in capital
3,797
3,794
Retained

earnings
113,063
109,974
Accumulated

other comprehensive (loss) income,

net
(45,675)
891
Less treasury stock,

at cost -
451,780

shares and
436,650

at September

30, 2022
and December 31, 2021,

respectively
(11,431)
(10,972)
Total stockholders’ equity
59,793
103,726
Total liabilities and stockholders’

equity
$
1,042,559
$
1,105,150
See accompanying notes to

consolidated

financial statements

AUBURN

NATIONAL BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements

of Earnings
(Unaudited)
Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands, except

share and

per share

data)
2022 2021 2022 2021
Interest income:
Loans, including

fees
$
5,097
$
5,127
$
14,638
$
15,417
Securities:
Taxable
1,808
1,048
4,691
3,006
Tax-exempt
441
441
1,275
1,337
Federal funds

sold and interest-bearing

bank deposits
426
49
767
105
Total interest income
7,772
6,665
21,371
19,865
Interest expense:
Deposits
524
620
1,661
1,900
Short-term borrowings
5
4
15
12
Total interest expense
529
624
1,676
1,912
Net interest income
7,243
6,041
19,695
17,953
Provision for loan losses
250
—
—
(600)
Net interest income after

provision for

loan losses
6,993
6,041
19,695
18,553
Noninterest income:
Service charges

on deposit accounts
158
149
446
419
Mortgage lending
126
268
566
1,241
Bank-owned life insurance
97
100
293
302
Other
427
443
1,259
1,311
Securities gains,

net
44
15
44
15
Total noninterest income
852
975
2,608
3,288
Noninterest expense:
Salaries and

benefits
2,975
2,893
8,901
8,641
Net occupancy

and equipment
794
467
1,955
1,340
Professional fees
235
232
704
814
Other
1,411
1,163
3,814
3,566
Total noninterest expense
5,415
4,755
15,374
14,361
Earnings before income taxes
2,430
2,261
6,929
7,480
Income tax

expense
432
386
1,049
1,313
Net earnings $
1,998
$
1,875
$
5,880
$
6,167
Net earnings per share:
Basic and

diluted
$
0.57
$
0.53
$
1.67
$
1.74
Weight

ed average

shares outstanding:
Basic and

diluted
3,507,318
3,536,320
3,513,068
3,552,387
See accompanying notes to

consolidated

financial statements

AUBURN

NATIONAL BANCORPORATION,

INC. AND

SUBSIDIARIES
Consolidated Statements

of Comprehensive Income
(Unaudited)

Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands)
2022 2021 2022 2021
Net earnings $
1,998
$
1,875
$
5,880
$
6,167
Other comprehensive loss,

net of

tax:
Unrealized

net loss on securities
(17,223)
(1,493)
(46,533)
(4,837)
Reclassification adjustment

for net gain

on securities

recognized in

net earnings
(33)
(11)
(33)
(11)
Other comprehensive

loss
(17,256) (1,504)
(46,566)
(4,848)
Comprehensive (loss)

income
$
(15,258)
$
371
$
(40,686)
$
1,319
See accompanying

notes to consolidated financial statements

AUBURN

NATIONAL BANCORPORATION,

INC. AND

SUBSIDIARIES
Consolidated Statements

of Stockholders'

Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars

in thousands, except

share data)
Outstanding Stock capital earnings (loss) income stock Total
Quarter ended

September

30, 2022
Balance, June

30, 2022
3,509,940
$
39
$
3,796
$
111,994
$
(28,419)
$
(11,303)
$
76,107
Net earnings —
—
—
1,998
—
—
1,998
Other comprehensive

loss
—
—
—
—
(17,256)
—
(17,256)
Cash dividends

paid ($
.265

per share)
—
—
—
(929)
—
—
(929)
Stock repurchases
(4,640)
—
—
—
—
(128)
(128)
Sale of treasury

stock
55
—
1
—
—
—
1
Balance, September

30, 2022
3,505,355
$
39
$
3,797
$
113,063
$
(45,675)
$
(11,431)
$
59,793
Quarter ended

September

30, 2021
Balance, June

30, 2021
3,545,855
$
39
$
3,792
$
108,060
$
4,255
$
(10,103)
$
106,043
Net earnings —
—
—
1,875
—
—
1,875
Other comprehensive

loss
—
—
—
—
(1,504)
—
(1,504)
Cash dividends

paid ($
.26

per share)
—
—
—
(917)
—
—
(917)
Stock repurchases
(16,582)
—
—
—
—
(570)
(570)
Sale of treasury

stock
65
—
2
—
—
—
2
Balance, September

30, 2021
3,529,338
$
39
$
3,794
$
109,018
$
2,751
$
(10,673)
$
104,929
Nine months

ended September

30, 2022
Balance, December

31, 2021
3,520,485
$
39
$
3,794
$
109,974
$
891
$
(10,972)
$
103,726
Net earnings —
—
—
5,880
—
—
5,880
Other comprehensive

loss
—
—
—
—
(46,566)
—
(46,566)
Cash dividends

paid ($
.795

per share)
—
—
—
(2,791)
—
—
(2,791)
Stock repurchases
(15,280)
—
—
—
—
(460)
(460)
Sale of treasury

stock
150
—
3
—
—
1
4
Balance, September

30, 2022
3,505,355
$
39
$
3,797
$
113,063
$
(45,675)
$
(11,431)
$
59,793
Nine months

ended September

30, 2021
Balance, December

31, 2020
3,566,276
$
39
$
3,789
$
105,617
$
7,599
$
(9,354)
$
107,690
Net earnings —
—
—
6,167
—
—
6,167
Other comprehensive

loss
—
—
—
—
(4,848)
—
(4,848)
Cash dividends

paid ($
.78

per share)
—
—
—
(2,766)
—
—
(2,766)
Stock repurchases
(37,093)
—
—
—
—
(1,320)
(1,320)
Sale of treasury

stock
155
—
5
—
—
1
6
Balance, September

30, 2021
3,529,338
$
39
$
3,794
$
109,018
$
2,751
$
(10,673)
$
104,929
See accompanying

notes to consolidated

financial statements

AUBURN

NATIONAL BANCORPORATION,

INC. AND

SUBSIDIARIES
Consolidated Statements

of Cash

Flows
(Unaudited)

Nine months

ended September

30,

(Dollars

in thousands)
2022 2021
Cash flows from operating

activities:
Net earnings $
5,880
$
6,167
Adjustments

to reconcile net earnings

to net cash

provided by
operating activities:
Provision for loan

losses
—
(600)
Depreciation and

amortization
1,098
967
Premium amortization

and

discount accretion, net
2,450
2,954
Net gain on securities available-for-sale
(44)
(15)
Net gain on sale

of loans held

for sale
(315)
(1,168)
Net gain on other

real estate owned
(162)
—
Loans originated

for sale
(8,711)
(39,632)
Proceeds from sale of loans
10,292
43,234
Increase in cash

surrender value

of bank-owned

life insurance
(294)
(302)
Net increase in

other assets
(15,570)
(216)
Net increase (decrease) in

accrued expenses

and

other liabilities
14,102
(2,430)
Net cash provided

by operating

activities
8,726
8,959
Cash flows from investing activities:
Proceeds from prepayments

and

maturities of securities available-for-sale
38,871
53,724
Purchase of securities available-for-sale
(93,106)
(135,434)
(Increase) decrease in

loans, net
(15,644)
8,569
Net purchases

of premises and

equipment
(5,540)
(13,287)
(Increase) decrease in

FHLB

stock
(74)
267
Proceeds from sale of other

real estate owned
536
—
Net cash used in

investing activities
(74,957)
(86,161)
Cash flows from financing activities:
Net increase in

noninterest-bearing

deposits
5,570
53,752
Net (decrease) increase in

interest-bearing

deposits
(21,875)
61,427
Net (decrease) increase in

federal funds

purchased

and securities sold

under agreements to

repurchase
(835)
918
Stock repurchases
(460)
(1,320)
Dividends paid
(2,791)
(2,766)
Net cash (used

in) provided

by financing

activities
(20,391)
112,011
Net change in cash

and cash equivalents
(86,622)
34,809
Cash and cash

equivalents at beginning

of period
156,259
112,575
Cash and

cash equivalents at end

of period
$
69,637
$
147,384
Supplemental disclosures of

cash flow information:
Cash paid

during the period for:
Interest $
1,705
$
1,914
Income taxes
1,031
2,145
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

areas through its wholly

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

deposits, interchange
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

8, SUBSEQUENT

EVENTS.

Reclassifications
Certain amounts

reported in prior periods

have

been reclassified to conform

to the current-period

presentation. These
reclassifications had

no material effect on

the Company’s

previously

reported net earnings

or total stockholders’

equity.
Accounting Developments
In the first nine months

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
2022 2021 2022 2021
Basic and diluted:
Net earnings $
1,998
$
1,875
$
5,880
$
6,167
Weighted average common

shares outstanding
3,507,318
3,536,320
3,513,068
3,552,387
Net earnings per

share
$
0.57
$
0.53
$
1.67
$
1.74
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

At September 30,

2022 and

December 31, 2021, respectively,

the Company

had one such

investment

in
the amounts

of $2.1 million and

$2.2 million, respectively, which

was included

in other assets in

the consolidated balance
sheets.

The

Company’s equity investment

in the NMTC

entity meets the

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
2,126
$
2,126
Other assets

NOTE 4:

SECURITIES
At September 30,

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
September 30, 2022
Agency obligations

(a)
$
—
50,826
74,490
—
125,316
—
16,305
$
141,621
Agency MBS

(a)
—
382
34,606
186,320
221,308
—
36,601
257,909
State and political subdivisions
170
924
16,243
47,577
64,914
7
8,093
73,000
Total available-for-sale $
170
52,132
125,339
233,897
411,538
7
60,999
$
472,530
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
210.7

million

and

$
172.3

million at

September 30, 2022

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

September 30, 2022 and

December 31, 2021,
respectively.

Non-marketable equity

investments include

FHLB of Atlanta

Stock, Federal Reserve

Bank of Atlanta
(“FRB”) stock, and

stock in a privately

held financial

institution.

Gross Unrealized

Losses and

Fair Value
The fair values

and gross unrealized

losses on securities at

September 30, 2022

and

December 31, 2021, respectively,
segregated by

those securities that have

been in an unrealized

loss position for less than

12 months and

12 months or
longer, are presented below.

Less than 12 Months
12 Months

or Longer
Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars

in thousands)
Value Losses Value Losses Value Losses
September 30, 2022:
Agency obligations

$
64,689
5,097
60,627
11,208
$
125,316
16,305
Agency MBS
117,411
14,777
103,897
21,824
221,308
36,601
State and political subdivisions
56,132
5,977
7,027
2,116
63,159
8,093
Total

$
238,232
25,851
171,551
35,148
$
409,783
60,999
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

also assesses each security

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

MBS, in

the financial

condition of the
underlying

obligors on the

assets securing such

MBS, including

changes in technology

or the discontinuance

of a
segment of the

business that may

affect the future earnings

potential of the

issuer or underlying

loan obligors of
the security or changes

in the quality

of the credit enhancement);
●
the historical and

implied volatility

of the security’s fair value;
●
the payment

structure of the debt

security and,

in the case of variable

rate securities, the likelihood

of the issuer
being able to

make payments

that may increase in

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

or its agencies’

obligations) deteriorates
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

the quarters and nine

months ended
September 30, 2022 and

2021, respectively.

Realized Gains and

Losses
The following

table presents the gross realized

gains

and losses on sales of securities.
Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands)
2022 2021 2022 2021
Gross realized gains $
44
15
$
44
15
Realized

gains, net
$
44
15
$
44
15

NOTE 5:

LOANS AND

ALLOWANCE FOR LOAN

LOSSES
.
September

30,
December 31,
(Dollars

in thousands)
2022 2021
Commercial and

industrial
$
70,685
$
83,977
Construction and

land development
54,773
32,432
Commercial real estate:
Owner occupied
57,828
63,375
Hotel/motel 33,918
43,856
Multi-family
29,317
42,587
Other
128,967
108,553
Total commercial real estate
250,030
258,371
Residential real estate:
Consumer mortgage
40,207
29,781
Investment

property
51,391
47,880
Total residential real estate
91,598
77,661
Consumer installment
7,551
6,682
Total loans
474,637
459,123
Less: unearned income
(602)
(759)
Loans, net of unearned

income
$
474,035
$
458,364
Loans secured by

real estate were

approximately
83.5%

of the Company’s

total loan

portfolio at September 30,

2022.

At
September 30, 2022, the

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

As of September

30, 2022, the Company

had
1

remaining

PPP loan outstanding

in the amount

of $
0.1

million,
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

of the respective
borrowers.

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
September 30, 2022 and

December 31, 2021.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars

in thousands)
Current Past Due 90 days Loans Accrual Loans
September 30, 2022:
Commercial and

industrial
$
70,684
1
—
70,685
—
$
70,685
Construction and

land development
54,491
282
—
54,773
—
54,773
Commercial real estate:
Owner occupied
57,828
—
—
57,828
—
57,828
Hotel/motel
33,918
—
—
33,918
—
33,918
Multi-family
29,317
—
—
29,317
—
29,317
Other
128,797
—
—
128,797
170
128,967
Total commercial real estate
249,860
—
—
249,860
170
250,030
Residential real estate:
Consumer mortgage
39,984
46
—
40,030
177
40,207
Investment

property
51,351
40
—
51,391
—
51,391
Total residential real estate
91,335
86
—
91,421
177
91,598
Consumer installment
7,543
8
—
7,551
—
7,551
Total $
473,913
377
—
474,290
347
$
474,637
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
conditions, market

interest rates, inflation

and

related expectations, industry

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

September 30, 2022, the

Company
increased its look-back period

to 54 quarters to

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
waning of

COVID-19 as

a pandemic and

other changes

in economic conditions.

The following

table details the

changes in the

allowance for loan

losses by portfolio segment for the

respective

periods.

September

30, 2022
(Dollars

in thousands)
Commercial

and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
761
576
2,523
753
103
$
4,716
Charge-offs
(13)
—
—
—
(3)
(16)
Recoveries
2
—
—
8
6
16
Net (charge-offs) recoveries
(11)
—
—
8
3
—
Provision for loan

losses
(18)
213
38
22
(5)
250
Ending balance $
732
789
2,561
783
101
$
4,966
Nine months ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
(17)
—
—
—
(67)
(84)
Recoveries
6
—
22
22
61
111
Net (charge-offs) recoveries
(11)
—
22
22
(6)
27
Provision for loan

losses
(114)
271
(200)
22
21
—
Ending balance $
732
789
2,561
783
101
$
4,966
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

September 30, 2022 and

2021.

Collectively

evaluated (1)
Individually

evaluated (2)
Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(Dollars

in thousands)
losses in loans losses in loans losses in loans
September 30, 2022:
Commercial and

industrial
$
732
70,685
—
—
732
70,685
Construction and

land development
789
54,773
—
—
789
54,773
Commercial real estate
2,561
249,860
—
170
2,561
250,030
Residential real estate
783
91,598
—
—
783
91,598
Consumer installment
101
7,551
—
—
101
7,551
Total $
4,966
474,467
—
170
4,966
474,637
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
September 30, 2022:

Commercial and

industrial
$
70,480
11
194
—
$
70,685
Construction and

land development
54,773
—
—
—
54,773
Commercial real estate:
Owner occupied
57,424
241
163
—
57,828
Hotel/motel
33,918
—
—
—
33,918
Multi-family
29,317
—
—
—
29,317
Other
128,591
178
28
170
128,967
Total commercial real estate
249,250
419
191
170
250,030
Residential real estate:
Consumer mortgage
38,946
443
641
177
40,207
Investment

property
51,096
44
251
—
51,391
Total residential real estate
90,042
487
892
177
91,598
Consumer installment
7,522
—
29
—
7,551
Total $
472,067
917
1,306
347
$
474,637
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

2022 and

December 31, 2021.
September

30, 2022
(Dollars

in thousands)
Unpaid principal
balance (1)
Charge-offs

and
payments applied
(2)
Recorded
investment

(3)
Related allowance
With no allowance recorded:
Commercial real estate:
Other $
197
(27)
170
$
—
Total commercial real estate
197
(27)
170
—
Total impaired loans $
197
(27)
170
$
—
(1) Unpaid principal

balance represents

the contractual

obligation due

from the customer.
(2) Charge-offs

and payments

applied represents

cumulative charge

-offs taken,

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

cumulative charge

-offs taken,

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

30, 2022
Nine months

ended September

30, 2022
Average
Total

interest
Average
Total

interest
recorded income recorded income
(Dollars

in thousands)
investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
173
—
199
—
Total commercial real estate
173
—
199
—
Residential real estate:
Investment

property
—
—
6
—
Total residential real estate
—
—
6
—
Total

$
173
—
205
—
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

included

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
Accruing Nonaccrual Total Allowance
September 30, 2022
Commercial real estate:
Other $
—
170
170
$ —
Total commercial real estate
—
170
170
—
Total

$
—
170
170
$ —
TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2021
Commercial real estate:
Other $
—
187
187
$ —
Total commercial real estate
—
187
187
—
Investment

property
—
62
62
—
Total residential real estate
—
62
62
—
Total

$
—
249
249
$ —
At September 30,

2022 there were no

significant outstanding

commitments to advance

additional

funds to customers whose
loans had been

restructured.

There were no

loans

modified in

a TDR during the

quarters and

nine months

ended

September 30, 2022

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
2022 2021 2022 2021
MSRs, net:
Beginning balance
$
1,259
$
1,360
$
1,309
$
1,330
Additions, net
13
93
110
407
Amortization

expense
(64)
(127)
(211)
(411)
Ending balance
$
1,208
$
1,326
$
1,208
$
1,326
Valuation allowance included in MSRs,

net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of

amortized MSRs:
Beginning of period
$
2,547
$
1,833
$
1,908
$
1,489
End of period
2,478
1,776
2,478
1,776
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

party broker/dealer quotes

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
September 30, 2022 and

December 31, 2021, respectively,

by caption,

on the accompanying

consolidated balance

sheets by
ASC 820 valuation

hierarchy (as described

above).

Quoted Prices

in
Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars

in thousands)
Amount (Level 1) (Level 2) (Level 3)
September 30, 2022:
Securities available-for-sale:
Agency obligations

$
125,316
—
125,316
—
Agency RMBS
221,308
—
221,308
—
State and political subdivisions
64,914
—
64,914
—
Total securities available-for-sale
411,538
—
411,538
—
Total assets at fair value $
411,538
—
411,538
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
estimated costs to sell and

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

value less the estimated costs to

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
September 30, 2022 and

December 31, 2021, respectively,

by caption,

on the accompanying

consolidated balance sheets
and by FASB ASC

820 valuation hierarchy

(as described above):
Quoted Prices

in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars

in thousands)
Amount (Level 1) (Level 2) (Level 3)
September 30, 2022:
Loans, net (1)
170
—
—
170
Other assets (2)
1,208
—
—
1,208
Total assets at fair value $
1,378
—
—
1,378
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

measurements and

the range of such

inputs with respect to such
assets are presented below.
Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars

in thousands)
Amount
Valuation

Technique
Unobservable

Input
Inputs of Input
September 30, 2022:
Impaired loans $
170
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing

rights, net
1,208
Discounted cash

flow
Prepayment speed

or CPR
7.1
-
20.6
7.4

Discount rate
9.5
-
11.5
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

September 30, 2022 and

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
September 30, 2022:
Financial Assets:
Loans, net (1) $
469,069
$
454,105
$
—
$
—
$
454,105
Financial Liabilities:
Time Deposits $
146,508
$
144,702
$
—
$
144,702
$
—
December 31, 2021:
Financial Assets:
Loans, net (1) $
453,425
$
449,105
$
—
$
—
$
449,105
Loans held for sale
1,376
1,410
—
1,410
—
Financial Liabilities:
Time Deposits $
156,650
$
160,581
$
—
$
160,581
$
—
(1) Represents

loans, net of

unearned income and

the allowance

for loan losses.

The fair value

of loans was

measured using

an exit

price notion.

NOTE 8:

SUBSEQUENT EVENTS
On October 13, 2022, the

Company

closed the sale of

approximately

0.85 acres of land

located next

to the Company’s
headquarters

in Auburn, Alabama

at a purchase

price of $
4.26

million.

Although

not all invoices

have been

received, after
prorations, closing

costs and

costs of demolishing

the Bank’s former main

office building,

the Company

estimates that the
sale will result in

a pre-tax gain of

$
3.2

million.

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

of Atlanta (the “FHLB

of Atlanta”)

since
1991. Certain of the

statements made

in this discussion and

analysis and

elsewhere, including

information incorporated
herein by reference to other

documents,

are “forward-looking

statements” as

more fully described

under

“Special Notice
Regarding Forward-Looking

Statements” below.

The following

discussion and

analysis is intended

to provide a better understanding

of various

factors related to the results
of operations and

financial

condition of the

Company and

the Bank.

This discussion is intended

to supplement and
highlight information

contained in

the accompanying

unaudited condensed

consolidated financial

statements and

related
notes for the quarters

and

nine months ended

September 30, 2022

and

2021, as well

as the information contained

in our
annual report on Form

10-K for the

year ended

December 31, 2021 and

our interim reports on

Form 10-Q

for the quarters
ended March 31,

2022 and

June 30, 2022.

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
“appears,” “should,”

“indicate,”

“would,” “believe,”

“contemplate,” “expect,”

“estimate,”

“continue,” “plan,”

“point to,”
“project,”

“could,” “intend,”

“target,” “view,” and other similar

words

and expressions of the

future.

These

forward-
looking statements may

not be realized due

to a variety

of factors, including,

without limitation:
●
the effects of future economic,

business and

market conditions and

changes, foreign,

domestic and

locally,
including inflation,

seasonality, natural disasters or climate

change,

such as rising

sea and

water levels, hurricanes
and tornados,

COVID-19 or

other epidemics or pandemics

including

supply chain disruptions,

inventory

volatility,
and changes

in consumer behaviors;
●
the effects of war

or other conflicts, acts of

terrorism, or other

events

that

may affect general economic

conditions;
●
governmental

monetary and

fiscal policies, including

the continuing

effects

of COVID-19

fiscal and

monetary
stimulus, and

changes in monetary

policies in response to inflations

including

increases in the

Federal Reserve’s
target federal funds

rate and reductions in

the Federal

Reserve’s holdings of securities;

●
legislative and

regulatory changes,

including changes

in banking, securities and

tax laws,

regulations and rules

and
their application

by our regulators, including

capital and liquidity

requirements, and

changes in the scope and

cost
of FDIC insurance;
●
changes in accounting

pronouncements and

interpretations, including

the required

implementation of Financial
Accounting Standards

Board’s (“FASB”) Accounting

Standards Update

(ASU) 2016-13, “Financial

Instruments –
Credit Losses (Topic 326): Measurement

of Credit Losses

on Financial

Instruments,” as

well as the

updates issued
since June 2016 (collectively,

FASB ASC Topic 326) on Current

Expected Credit

Losses (“CECL”),

and ASU
2022-02, Troubled Debt

Restructurings and

Vintage Disclosures, which

eliminates troubled debt

restructurings
(“TDRs”) and

related guidance;
●
the failure of assumptions

and

estimates, as well

as differences in, and

changes to,

economic, market and

credit
conditions, including

changes in borrowers’

credit risks and

payment behaviors

from those used

in our loan
portfolio reviews;
●
the risks of changes

in interest rates on the

levels, composition and

costs of deposits, loan

demand

and mortgage
loan originations, and

the values

and liquidity of

loan collateral, securities,

and

interest

-sensitive

assets and
liabilities, and the

risks and uncertainty

of the amounts

realizable on collateral;
●
changes in borrower

liquidity

and credit risks, and

savings, deposit

and payment

behaviors;
●
changes in the

availability and cost of credit and

capital in the

financial markets,

and the types

of instruments that
may be included

as capital for regulatory

purposes;
●
changes in the

prices, values

and sales volumes

of residential and

commercial real estate;
●
the effects of competition

from a

wide variety

of local, regional,

national

and other providers of

financial,
investment

and insurance

services, including

the disruption

effects of financial technology

and

other competitors
who are not subject

to the same

regulations as

the Company and

the Bank;
●
the failure of assumptions

and

estimates underlying

the establishment

of allowances

for possible loan

losses and
other asset impairments,

losses valuations

of assets and

liabilities and other estimates;
●
the timing and

amount of rental income

from third parties

following

the June 2022 opening

of our new
headquarters;
●
the risks of mergers, acquisitions

and

divestitures, including,

without limitation,

the related time

and

costs of
implementing

such transactions,

integrating

operations as part

of these transactions and

possible failures to achieve
expected gains,

revenue growth

and/or expense

savings from such

transactions;
●
changes in technology

or products that

may be more difficult, costly,

or less effective than

anticipated;
●
cyber-attacks and

data breaches that

may compromise our

systems, our

vendor

systems

or customers’
information;
●
the risks that

our deferred tax

assets (“DTAs”) included

in “other assets” on

our consolidated balance

sheets, if
any, could be reduced

if estimates of future taxable

income from our operations

and

tax planning

strategies are less
than currently estimated,

and

sales of our capital

stock could trigger

a reduction in

the amount of

net operating

loss
carry-forwards that

we may be able to

utilize for income tax

purposes;

●
the timing and

amount of any credit approved

by the Internal

Revenue Service

(“IRS”) resulting

from our filing,
seeking an Employee

Retention Credit, which

we believe we are

eligible for under

the CARES Act

and the 2020
Consolidated Appropriations

Act; and
●
other factors and

information in

this report and

other filings that we

make with the SEC

under the

Exchange Act,
including our

Annual Report on

Form 10-K

for the year ended

December 31, 2021 and

subsequent

quarterly and
current reports. See Part II,

Item 1A. “RISK

FACTORS”.

All written or

oral forward-looking

statements that

are made

by us or

are attributable to

us are expressly qualified

in their
entirety by this

cautionary notice.

We have no obligation

and

do not undertake to

update,

revise or correct any

of the
forward-looking statements after the

date of

this report, or after

the respective

dates on

which such statements otherwise are
made.
Summary of Results of

Operations
Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands, except

per share

amounts)
2022 2021 2022 2021
Net interest income (a) $ 7,360 $ 6,158 $ 20,034 $ 18,308
Less: tax-equivalent

adjustment
117 117 339 355
Net interest income (GAAP) 7,243 6,041 19,695 17,953
Noninterest income

852 975 2,608 3,288
Total revenue

8,095 7,016 22,303 21,241
Provision for loan

losses
250
—

—

(600)
Noninterest expense 5,415 4,755 15,374 14,361
Income tax expense

432 386 1,049 1,313
Net earnings $ 1,998 $ 1,875 $ 5,880 $ 6,167
Basic and

diluted earnings

per share
$ 0.57 $ 0.53 $ 1.67 $ 1.74
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial

Measures."
Financial Summary
The Company’s net earnings

were $5.9 million for the first

nine months

of 2022, down

5% compared to $6.2 million

for the
first nine months

of 2021.

Basic and

diluted earnings

per share were $1.67 per

share for the

first nine months

of 2022,
down 4% from the

$1.74 per share

for the first nine

months of

2021.

Net interest

income (tax-equivalent)

was $20.0 million for the

first nine

months of

2022, a 9%

increase compared to $18.3
million for the first nine

months of

2021.

This

increase was due

to balance sheet growth,

and an increase in

the Company’s
net interest margin (tax-equivalent).

Net interest margin

(tax-equivalent)

increased to 2.67%

in the

first nine months

of
2022, compared to 2.59%

for the

first nine months

of 2021 due to increases

in the

Federal Reserve’s target

federal funds
rates, and changes

in our asset

mix resulting from the

continuing

elevated levels

of customer deposits.

Beginning

in March
2022 through September

30, 2022, the

Federal Reserve

increased the

target federal funds

range

from 0 – 0.25% to 3.00 –
3.25%.

On November

3, the Federal

Reserve increased its

target federal funds

rate by

a further 0.75%.

The

Federal
Reserve has

indicated that additional

increases in the

target federal funds

rate are possible if inflation

remains elevated.

Net
interest income (tax-equivalent)

included

$0.3 million in

PPP loan fees, net

of related costs for

the first nine

months of
2022, compared to $0.8 million

for the first nine

months of 2021.

At September 30,

2022, the Company’s

allowance for loan

losses was $5.0 million,

or 1.05
%
of total

loans, compared

to
$4.9 million, or 1.08%

of total loans,

at December 31,

2021, and

$5.1 million, or 1.13%

of total loans,

at September

30,
2021.

The Company

recorded no net

provision for loan

losses during

the first nine

months of 2022 compared

to a negative
provision for loan

losses of $0.6 million during

the first nine

months of 2021.

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

first nine months

of 2022,

21% less than

the $3.3 million earned

in the first
nine months

of 2021.

The

decrease in noninterest income

was

primarily due

to a decrease in mortgage

lending income of
$0.7 million as

market interest rates on

mortgage loans

increased.

Noninterest expense was

$15.4 million for the

first nine months

of 2022,

up

7% compared

to $14.4 million for the

first nine
months of

2021.

The

increase in noninterest expense

was

due to increases in

salaries and

benefits expense of $0.3

million,
net occupancy

and equipment expense

of $0.6

million related

to the Company’s

new headquarters,

and other noninterest
expense of $0.2

million.

Inflation

may also

have affected our costs adversely.

These increases were partially

offset by

a
decrease in professional fees

of $0.1 million.

Income tax expense

was $1.0 million for the

first nine

months of

2022 compared to

$1.3 million during

the first nine
months of 2021.

The

Company’s effective tax

rate for the first nine

months of

2022 was 15.14%, compared

to 17.55% in
the first nine months

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

The

Company has

repurchased 15,280 shares

for $0.5 million

since December 31,

2021.

At

September 30,
2022, the Bank’s regulatory

capital ratios were

well above

the minimum amounts

required to be “well

capitalized” under
current regulatory standards

with a total risk-based

capital ratio

of 16.16%, a

tier 1 leverage ratio

of 9.29% and

a common
equity tier 1 (“CET1”)

ratio of 15.39% at

September 30, 2022.

At

September 30, 2022, the

Company’s

equity

to total
assets ratio was

5.74%, compared

to 9.39% at

December 31, 2021,

and

9.84% at

September 30, 2021.
For the third

quarter of 2022, net earnings

were $2.0 million, or

$0.57 per share, compared

to $1.9 million,

or $0.53 per
share, for the third

quarter of 2021.

Net interest income

(tax-equivalent)

was

$7.4 million for the third

quarter of

2022, a
20%

increase compared to

$6.2

million for the

third quarter

of 2021.

This increase was

primarily due

to recent increases in
market interest rates.

Since March

2022, the Federal

Reserve has

increased the target

federal funds

range by 300 basis
points.

Further increases in

the target federal

funds rate

are possible if inflation remains

elevated.

The

Company’s net
interest margin (tax-equivalent)

was 3.00%

in the third

quarter of

2022 compared to 2.51% in

the third

quarter of 2021.

Net
interest income (tax-equivalent)

included

$26 thousand

in PPP loan fees, net

of related costs for the

third quarter

of 2022
and $0.3

million in

the third quarter

of 2021.

The

Company recorded a

provision for loan

losses during the

third quarter

of
2022 of $0.3 million, compared

to no

provision for loan

losses during the

third quarter

2021.

The

provision for loan

losses
was primarily

related to loan growth

during the third

quarter of

2022.

Noninterest income

was

$0.9 million in the

third
quarter of

2022, compared to $1.0 million

in the

third quarter

of 2021.

The decrease in

noninterest income was

primarily
due to a decrease in

mortgage lending

income of $0.1

million as

market interest rates on

mortgage loans

increased.

Noninterest expense was

$5.4

million in

the third quarter

of 2022,

compared to

$4.8 million

for the third

quarter of

2021.

The increase in

noninterest expense was

primarily due

to an increase in

net occupancy

and equipment expense

of $0.3
million related to the

Company’s

new headquarters,

which opened

in June 2022, and

other noninterest expenses of

$0.2
million.

Income tax

expense was

$0.4

million for the third

quarter of 2022 and

2021, respectively.

The

Company's
effective tax rate

for the third quarter

of 2022 was 17.79%, compared

to 17.07%

in the

third quarter

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

The Federal

Reserve has

begun rapidly

increasing its target
federal funds rate

from 0 – 0.25%

at the beginning

of March 2022 to 3.00 – 3.25%

at September

30, 2022 and

3.75 – 4.00%
as of November

30.

The Federal

Reserve also has

been reducing

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

had

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
September 30, 2022, we

have recognized

all of these fees, net

of related costs. As

of September 30, 2022, we

have received
payments and

forgiveness on all but

1 PPP loan,

in the amount

of $0.1 million, under

the Economic Aid

Act.

We believe that the COVID-19

pandemic stimuli

and decreased economic activity

increased customer

liquidity

and

tier
deposits at the

Bank and decreased loan

demand, while

monetary stimulus

reduced interest rates

and

our costs of funds

and
our interest earnings

on loans.

As a result, our

net interest margin

was adversely

affected.

A return

to more normal

interest
rates appears underway,

beginning

in March 2022, and

has accelerated in

recent months as

a result of Federal

Reserve
efforts

to curb

inflation.

This

has resulted in improved

net interest margin,

but at the same

time has reduced the

market
values of our

securities portfolio and

resulted in unrealized

securities losses.

As a

result, we have

had losses in our

other
comprehensive income and

our equity under generally

accepted accounting

principles has

declined.

This has not

adversely
affected our regulatory

capital,

however.

We continue to closely monitor the

pandemic’s

effects

,

and

are working

to continue our

services and

to address
developments

as those occur. Our results of operations

for the

nine months

ended September 30,

2022, and

our financial
condition at

that date,

which

reflect only the continuing

direct and

indirect effects of the pandemic,

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

We continue to closely monitor these

continuing

effects of the pandemic,

and are working

to anticipate and

address developments.
The CARES

Act and the 2020 Consolidated

Appropriations

Act

provide eligible employers

an

employee retention credit
related to COVID-19.

After consultation with

our tax advisors,

we believe

we are eligible, and

have filed amended

payroll
tax returns with

the IRS, of an

estimated employee retention

credit of $1.6 million,

or approximately

$1.2 million, net

of
estimated income tax

effects, or approximately

$0.33 per share.

IRS

action on

this request, including

its timing and

the
amount of any

credit approved by

the IRS, cannot be

predicted.
The direct health

issues related to COVID-19

appear to

be waning as a

result of vaccinations,

new medications and
increased resistance to the

virus

as a result of prior infections,

although

new strains continue

to appear.

The economic
effects

of the pandemic

and

government fiscal and

monetary policy responses,

supply

chain disruptions

and inflation
continue, however.

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
conditions, changes

in, and expectations

regarding,

market interest rates and

inflation, industry and

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
The level of the

allowance for loan

losses maintained is

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

September 30, 2022, the

Company
increased its look-back period

to 54 quarters

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

as the FHLB

of Atlanta

and Federal
Reserve Bank

of Atlanta

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

ASC 820,
Fair Value Measurements and Disclosures ,
which defines fair

value, establishes a

framework

for measuring

fair value in accordance

with U.S.

GAAP and expands
disclosures about

fair value

measurements.

For more information

regarding

fair value

measurements and

disclosures,
please refer to Note 7,

Fair Value, of the

consolidated financial

statements that

accompany

this report.
Fair values are

based on active

market prices of identical assets

or liabilities

when available.

Comparable assets or
liabilities or a

composite of comparable

assets in

active

markets are used when

identical assets or liabilities do

not have
readily available

active market

pricing.

However, some of

the Company’s

assets or liabilities lack

an available

or
comparable trading

market characterized by

frequent transactions between

willing buyers

and sellers. In these cases,

fair
value is estimated using

pricing models

that use discounted

cash flows

and other pricing

techniques. Pricing models

and
their underlying

assumptions are

based upon management’s

best estimates for appropriate

discount

rates, default

rates,
prepayments,

market volatility

and other factors, taking

into account

current observable

market data

and experience.
These assumptions

may have

a significant effect on

the reported fair

values

of assets and

liabilities and the

related income
and expense.

As such, the

use of different models and

assumptions, as

well as changes in

market conditions, could

result in
materially different net earnings

and retained

earnings

results.

Other Real Estate Owned
Other real

estate owned (“OREO”),

consists of properties obtained

through

foreclosure or in satisfaction

of loans and

is
reported at the

lower of cost or fair value,

less estimated costs to sell

at the

date acquired

with any loss recognized as

a
charge-off through

the allowance

for loan losses. Additional

OREO losses for subsequent

valuation

adjustments are
determined on

a specific property basis

and

are included

as a component

of other noninterest expense

along

with holding
costs. Any gains

or losses on disposal of

OREO

are also reflected in

noninterest expense. Significant

judgments

and
complex estimates are required

in estimating

the fair

value of OREO,

and the period of

time within

which such estimates
can be considered current is

significantly

shortened during

periods of market

volatility. As a result, the

net proceeds
realized from sales transactions

could

differ significantly

from appraisals,

comparable sales,

and

other estimates used

to
determine the fair

value of OREO.
Deferred Tax Asset Valuation
A valuation

allowance is

recognized for a

deferred tax

asset if, based

on the weight of

available evidence,

it is more-likely-
than-not that some portion or

the entire deferred

tax

asset will not

be realized. The

ultimate realization

of deferred tax

assets
is dependent

upon the generation

of future taxable

income during

the periods in

which those temporary

differences become
deductible. Management

considers the scheduled

reversal of deferred

tax

liabilities, projected future

taxable

income and

tax
planning

strategies in making

this assessment. At

September 30, 2022 we

had total deferred tax

assets of $16.1 million
included as “other

assets”, including

$15.3 million resulting from

unrealized

losses in our

securities portfolio.

Based

upon
the level of

taxable income over

the last three years

and projections for future taxable

income over the

periods in

which the
deferred tax

assets are deductible,

management

believes it is

more likely than not

that we will realize

the benefits of these
deductible differences at

September 30, 2022.

The

amount of the

deferred tax

assets considered realizable,

however,

could
be reduced if

estimates of future taxable

income are reduced.

RESULTS OF OPERATIONS
Average Balance Sheet and

Interest Rates
Nine months

ended September

30,

2022 2021
Average Yield/ Average Yield/
(Dollars

in thousands)
Balance Rate Balance Rate
Loans and loans

held for sale

$ 442,613 4.42% $ 460,732 4.47%
Securities - taxable 370,402 1.69% 310,288 1.30%
Securities - tax-exempt

61,227 3.52% 62,915 3.60%
Total securities

431,629 1.95% 373,203 1.68%
Federal funds

sold
54,924 0.76% 36,821 0.14%
Interest bearing

bank deposits
73,630 0.82% 75,170 0.12%
Total interest

-earning

assets
1,002,796 2.89% 945,926 2.86%
Deposits:

NOW 201,792 0.13% 176,242 0.12%
Savings and

money market
335,005 0.20% 289,758 0.23%
Time deposits 155,824 0.84% 159,412 1.05%
Total interest

-bearing

deposits
692,621 0.32% 625,412 0.41%
Short-term borrowings 3,969 0.50% 3,329 0.50%
Total interest

-bearing

liabilities
696,590 0.32% 628,741 0.41%
Net interest income and

margin (tax-equivalent)
$ 20,034 2.67% $ 18,308 2.59%
Net Interest Income and

Margin
Net interest income (tax-equivalent)

was

$20.0 million for the first nine

months of

2022,

a

9% increase compared

to $18.3
million for the first nine

months of

2021.

This

increase was due

to balance sheet

growth, and

an increase in

the Company’s
net interest margin (tax-equivalent).

Net interest margin

(tax-equivalent)

increased to 2.67% in

the first nine

months of
2022, compared to 2.59% for

the first nine

months of

2021 due to increases

in the

Federal Reserve’s target

federal funds
rates beginning

March 17, 2022, and

changes in our

asset mix resulting from the

continuing

elevated

levels of customer
deposits.

The

Federal Reserve

increased the target

federal funds

range by 25 basis

points on

March 17, 2022, 50 basis
points on May

5 and 75 basis

points on each of

June 16, July 28,

and September 22.

The

target rate was increased 75

basis
points on November

3, 2022, and further

increases in

the target federal

funds rate

appear likely if

inflation remains
elevated.

Net interest income (tax-equivalent)

included

$0.3 million in

PPP loan fees, net

of related costs for the

first nine
months of

2022, compared to $0.8 million

for the first nine

months of

2021.
The tax-equivalent yield

on total interest-earning

assets increased by

3 basis points

to 2.89% in the

first nine months

of
2022 compared to 2.86% in

the first nine

months of

2021.

This

increase was primarily

due to changes in

our asset mix
resulting from the

significant increase in

customer deposits.
The cost of total interest-bearing

liabilities decreased

by

9 basis points

to 0.32% in the

first nine months

of 2022 compared
to 0.41% in

the first nine months

of 2021, even

as interest bearing

deposits increased.

The

net decrease in

our funding

costs
was primarily

due to a portion of

our time deposits repricing

into lower prevailing

market interest rates through

the first
nine months

of 2022.

Our

deposit costs may

increase as the

Federal Reserve

increases its target federal

funds

rate, market
interest rates increase, and

as customer behaviors

change

as a result of inflation and

higher market

interest rates on deposits
and other alternative

investments.
The Company

continues to deploy

various asset liability

management

strategies to manage

its risk to interest rate
fluctuations. Pricing

remains competitive

in our

markets.

We believe this challenging

competitive environment

will
continue throughout

the remainder

of 2022.

Our

ability to hold our

deposit rates low

until our interest-earning

assets
reprice will be

important in

our ability to maintain

or potentially increase our

net interest margin

during the beginning

of
the monetary tightening

cycle that we

believe we will

continue to experience in

2022.

Provision for Loan

Losses
The provision

for loan losses represents a

charge to earnings

necessary to provide

an allowance for loan

losses that
management

believes, based

on its processes and

estimates, should be

adequate to provide

for the probable

losses on
outstanding loans.

The Company

recorded no net

provision for loan

losses during the

first nine months

of 2022 compared
to a negative

provision for loan

losses of $0.6 million during

the first nine months

of 2021.

The

negative

provision for loan
losses during 2021 was

primarily related

to improvements

in economic conditions

in our

primary

market area, and related
improvements in

our asset quality.

The provision

for loan losses is based

upon various

estimates and

judgments, including
the absolute level

of loans,

economic conditions, credit quality

and the

amount of net

charge-offs.
Based upon

its assessment of the loan

portfolio, management

adjusts the allowance

for loan losses to an

amount it

believes
should be

appropriate to adequately

cover its estimate of probable

losses in the

loan portfolio. The

Company’s allowance
for loan losses as

a percentage of

total loans was

1.05%

at September

30, 2022, compared

to 1.08% at

December 31, 2021.

While the

policies and procedures used

to estimate the

allowance

for loan losses, as

well as

the resulting provision

for loan
losses charged to operations,

are considered

adequate

by management

and are reviewed

from time to time by

our regulators,
they are based

on estimates and judgments

and are therefore approximate

and

imprecise. Factors beyond

our control (such
as conditions in

the local and

national economy, local real

estate markets, or

industries) may

have a material adverse

effect
on our asset quality

and the adequacy

of our allowance

for loan losses resulting

in significant

increases in the

provision for
loan losses.
Noninterest Income
Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands)
2022 2021 2022 2021
Service charges

on deposit accounts
$ 158 $ 149 $ 446 $ 419
Mortgage lending

income
126 268 566 1,241
Bank-owned life insurance 97 100 293 302
Securities gains,

net
44 15 44 15
Other 427 443 1,259 1,311
Total noninterest income $ 852 $ 975 $ 2,608 $ 3,288
The Company’s income from

mortgage lending

was primarily

attributable to

the (1) origination and

sale of mortgage

loans
and (2) servicing

of mortgage

loans. Origination

income, net,

is comprised of gains

or losses from the sale

of the mortgage
loans originated,

origination fees, underwriting

fees, and other

fees associated with

the origination of loans,

which

are
netted against

the commission expense associated

with these originations.

The

Company’s normal

practice is to originate
mortgage loans

for sale in the secondary

market and

to either sell or retain the

associated MSRs

when the

loan is sold.

MSRs are

recognized based

on the fair

value of the servicing

right on the date

the corresponding mortgage

loan is

sold.

Subsequent to

the date of transfer, the

Company

has elected to measure its

MSRs

under the

amortization method.

Servicing
fee income is reported

net of any

related amortization expense.

The Company

evaluates MSRs

for impairment

on a quarterly

basis.

Impairment is

determined by

grouping MSRs

by
common predominant

characteristics, such

as interest rate and

loan type.

If the aggregate

carrying amount

of a particular
group of MSRs

exceeds the group’s

aggregate fair value,

a valuation allowance

for that group

is established.

The valuation
allowance is

adjusted as the

fair value changes.

An increase in

mortgage interest rates typically

results in

an increase in

the
fair value of the

MSRs while

a decrease in mortgage

interest rates typically

results in

a decrease in

the fair

value of MSRs.

The following

table presents a

breakdown

of the Company’s mortgage

lending income.

Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands)
2022 2021 2022 2021
Origination income $ 39 $ 233 $ 315 $ 1,168
Servicing fees, net 87 35 251 73
Total mortgage lending income $ 126 $ 268 $ 566 $ 1,241

The Company’s income from

mortgage lending

typically

fluctuates as

mortgage interest rates change

and is primarily
attributable to

the origination and

sale of mortgage

loans. Origination

income decreased as

market interest rates on
mortgage loans

increased.

The decrease in

origination income was

partially offset by an increase in

servicing fees, net

of
related amortization expense

as prepayment

speeds slowed,

resulting in

decreased amortization expense.

Noninterest Expense
Quarter ended

September

30,
Nine months

ended September

30,

(Dollars

in thousands)
2022 2021 2022 2021
Salaries and

benefits
$ 2,975 $ 2,893 $ 8,901 $ 8,641
Net occupancy

and equipment
794 467 1,955 1,340
Professional fees 235 232 704 814
Other 1,411 1,163 3,814 3,566
Total noninterest expense $ 5,415 $ 4,755 $ 15,374 $ 14,361
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

June 2022.
Income Tax Expense
Income tax expense

was $1.0 million for the

first nine

months of

2022 compared

to $1.3 million

for the first nine

months of
2021.

The

Company’s effective income tax

rate for the

first nine months

of 2022 was 15.14%, compared

to 17.55% in

the
first nine months

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

BALANCE SHEET

ANALYSIS
Securities

Securities available-for-sale

were $411.5 million

at September

30, 2022 compared

to $421.9 million

at December 31,

2021.

This decrease reflects

an

increase in the amortized

cost basis of securities

available-for-sale

of $51.8 million,

offset by

a
decrease of $62.2

million in

the fair

value of securities available-for-sale.

The

increase in the

amortized cost basis

of
securities available-for-sale

was

primarily attributable

to management

allocating more funding

to the investment

portfolio
following the

significant increase in

customer deposits.

The

decrease in

the fair value

of securities was

primarily due

to an
increase in long-term market

interest rates, which

resulted in $15.3 million

of deferred tax

assets included

in our other
assets.

The

average annualized

tax-equivalent

yields earned on total

securities were 1.95%

in the

first nine months

of 2022
and 1.68%

in the first

nine months

of 2021.

Loans
2022 2021
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and

industrial
$ 70,685 70,087 73,297 83,977 79,202
Construction and

land development
54,773 38,654 33,058 32,432 34,890
Commercial real estate 250,030 240,296 235,062 258,371 252,798
Residential real estate 91,598 85,224 79,102 77,661 80,205
Consumer installment 7,551 7,122 8,412 6,682 7,060
Total loans 474,637 441,383 428,931 459,123 454,155
Less:

unearned income
(602) (511) (514) (759) (923)
Loans, net of unearned

income
$ 474,035 440,872 428,417 458,364 453,232
Total loans, net of

unearned income, were

$474.0 million at

September 30, 2022,

and

$458.4 million at

December 31, 2021,
an increase of $15.7 million,

or 3%.

Total loans at December

31, 2021 included

$8.0

million in

PPP loans, all

of which
were repaid

during the first nine

months of

2022.

Excluding

PPP loans, total loans,

net of unearned

income, increased
$23.8 million, or 5%

from December 31,

2021.

Four loan

categories represented

the majority

of the loan

portfolio at
September 30, 2022: commercial

real estate (53%),

residential real

estate (19%),

commercial and

industrial (15%) and
construction and

land development

(12%).

Approximately

23% of the

Company’s commercial real estate

loans were
classified as owner-occupied

at September

30, 2022.
Within the residential real estate portfolio

segment, the

Company

had junior lien

mortgages of approximately

$6.8

million,
or 1%, and $7.2 million,

or 2%, of

total loans,

net of unearned

income at September

30, 2022 and

December 31, 2021,
respectively.

For residential real estate

mortgage loans

with

a consumer purpose, the

Company

had no loans that

required
interest only payments

at September 30,

2022 and

December 31, 2021. The

Company’s residential real estate

mortgage
portfolio does not include

any

option ARM

loans, subprime

loans, or any

material amount

of other consumer mortgage
products which

are generally viewed

as high risk.

The average

yield earned

on loans and

loans held for sale was

4.42% in the first nine

months of

2022 and 4.47% in

the first
nine months

of 2021.

The specific economic and

credit risks associated with

our loan portfolio include,

but

are not limited to,

the effects of
current economic

conditions, including

the continuing

effects

from the

COVID-19

pandemic, as

well as high inflation

rates
and the Federal

Reserve’s shift from stimulative

monetary policy

to increases in

the target Federal

Funds rate and
reductions in its

securities holdings, on

our borrowers’

cash flows,

real estate market

sales volumes,

valuations, availability
and cost of financing

properties, real estate industry

concentrations,

competitive pressures

from a

wide range of

other
lenders, deterioration

in certain

credits, interest rate

fluctuations and

increases, reduced collateral values

or non-existent
collateral, title defects, inaccurate

appraisals,

financial

deterioration of borrowers,

fraud,

and any violation

of applicable
laws and regulations.
The Company

attempts to reduce

these economic and

credit risks through

its loan-to-value

guidelines for collateralized
loans, investigating

the creditworthiness of borrowers

and

monitoring borrowers’ financial

position. Also,

we have
established and

periodically review, lending

policies and

procedures. Banking

regulations limit a

bank’s credit exposure by
prohibiting

unsecured loan

relationships that

exceed 10% of its capital;

or 20% of capital,

if loans in excess of 10%

of
capital are fully

secured. Under

these regulations, we

are prohibited from having

secured loan

relationships in excess of
approximately

$21.7 million.

Furthermore, we

have an internal

limit for aggregate

credit exposure (loans

outstanding

plus
unfunded commitments)

to a

single borrower of

$19.5 million. Our

loan policy

requires that

the Loan Committee of the
Board of Directors approve

any loan relationships that

exceed this internal

limit.

At September

30, 2022, the Bank

had no
relationships exceeding

these limits.

We periodically analyze

our commercial and

industrial and commercial

real estate loan

portfolios to determine

if a
concentration of credit risk

exists in

any one or

more industries. We use classification

systems broadly

accepted by

the
financial

services industry

in order to categorize our

commercial borrowers.

Loan

concentrations to borrowers

in the
following classes exceeded

25% of the

Bank’s total

risk-based capital

at September 30,

2022 and

December 31, 2021.

September

30,
December 31,
(Dollars

in thousands)
2022 2021
Lessors of 1-4 family

residential properties
$ 51,391 $ 47,880
Hotel/motel 33,918 43,856
Multi-family residential properties 29,317 42,587
Shopping centers 27,174 29,574
In light of disruptions

in economic conditions

caused by

COVID-19,

the financial

regulators have issued

guidance
encouraging banks

to work constructively

with

borrowers affected by

the virus in

our community.

This guidance,

including
the Interagency

Statement

on COVID-19

Loan Modifications and

the Interagency Examiner

Guidance for Assessing

Safety
and Soundness

Considering the

Effect of the COVID-19

Pandemic on Institutions,

provides

that the agencies will

not
criticize financial institutions

that

mitigate credit risk through

prudent actions consistent

with

safe and sound

practices.

Specifically, examiners will

not criticize institutions

for working

with borrowers as

part of a risk mitigation

strategy
intended to improve

existing loans, even

if the restructured loans

have or

develop weaknesses

that ultimately

result in
adverse credit classification.

Upon

demonstrating the

need for payment

relief, the bank

will work

with qualified borrowers
that were otherwise current

before the

pandemic

to determine the

most appropriate deferral

option.

For residential
mortgage and

consumer loans the

borrower may

elect to defer payments

for up to

three months.

Interest continues to
accrue and the

amount due at maturity

increases.

Commercial

real estate, commercial,

and

small business borrowers may
elect to defer payments

for up to

three months or

pay scheduled

interest payments

for a

six-month period.

The bank
recognizes that

a combination

of the payment

relief options may

be prudent dependent

on a borrower’s business

type.

As
of September 30,

2022, we had

no COVID-19

loan deferrals, compared

to one COVID-19

loan deferral totaling

$0.1
million at

December 31, 2021.
Section 4013 of the CARES

Act provides that

a qualified loan

modification is exempt

by

law from classification as

a TDR
pursuant to GAA
P.

In addition,

the Interagency Statement

on COVID-19

Loan Modifications provides

circumstances in
which a loan

modification is not

subject to classification

as a

TDR if such loan

is not eligible for modification

under
Section 4013.

We had no new

TDRs during the

first nine months

of 2022, and

only $170 thousand

of nonaccruing

TDRs
remained at

September 30, 2022 compared

to $249 thousand

at December 31,

2021.

Allowance for Loan

Losses

The Company

maintains the

allowance for loan

losses at a

level that management

believes appropriate

to adequately cover
the Company’s estimate of probable

losses inherent

in the

loan portfolio. The

allowance

for loan losses was

$5.0 million at
September 30, 2022 compared

to $4.9 million

at December 31,

2021,

which

management

believed to be adequate

at each of
the respective dates.

The judgments

and estimates associated with

the determination of the

allowance for loan

losses are
described under

“Critical Accounting

Policies.”

A summary

of the changes in

the allowance

for loan losses and

certain asset quality

ratios for the third

quarter of

2022 and
the previous

four quarters is

presented below.

2022 2021
Third Second First Fourth Third
(Dollars

in thousands)
Quarter Quarter Quarter Quarter Quarter
Balance at beginning

of period
$ 4,716 4,658 4,939 5,119 5,107
Charge-offs:
Commercial and

industrial
(13) (4) — — —
Commercial real estate
— — — (254) —
Residential real estate
— — — (2) —
Consumer installment
(3) (16) (48) (32) —
Total charge-offs
(16) (20) (48) (288) —
Recoveries
16 78 17 108 12
Net recoveries (charge-offs)
— 58 (31) (180) 12
Provision for loan

losses
250 — (250) — —
Ending balance
$ 4,966 4,716 4,658 4,939 5,119
as a % of loans 1.05% 1.07 1.09 1.08 1.13
as a % of nonperforming

loans
1,431% 1,314 1,256 1,112 1,053
Net (recoveries) charge-offs

as %

of average loans

(a)
— % (0.05) 0.03 0.16 (0.01)
(a) Net (recoveries) charge-offs are annualized.
As described under

“Critical Accounting

Policies,” management

assesses the adequacy

of the allowance prior

to the end

of
each calendar

quarter. The level of

the allowance is

based upon

management’s evaluation

of the loan portfolios, past loan
loss experience, current asset

quality

trends, known

and inherent risks in

the portfolio, adverse

situations that

may affect the
borrower’s ability

to repay (including

the timing of

future payment),

the estimated value

of any underlying

collateral,
composition of the

loan portfolio, economic

conditions,

inflation

and

changes in market

interest rates, industry and

peer
bank loan

loss rates, and

other pertinent factors. This

evaluation

is inherently subjective

as it

requires various

material
estimates and

judgments,

including the amounts

and timing of

future cash flows

expected to be received

on impaired

loans
that may be susceptible to

significant

change.

The ratio of our

allowance for loan

losses to total loans

outstanding

was
1.05%

at September

30, 2022, compared to 1.08%

at December

31, 2021.

In

the future, the

allowance to total

loans
outstanding ratio

will increase or decrease

to the extent

the factors that

influence our quarterly

allowance

assessment,
including the duration

and magnitude

of COVID-19

effects

and

increasing market

interest rates and

expectations regarding
inflation and interest rates as

the Federal

Reserve shifts from stimulus

to fighting

inflation, in

their entirety either improve
or weaken.

In addition, our regulators,

as an

integral part

of their examination

process, will periodically review

the
Company’s allowance

for loan losses, and

may require the

Company to

make additional

provisions to the allowance

for
loan losses based on

their judgment

about information available

to them

at the time of their

examinations.

Nonperforming Assets
At September 30,

2022 the Company

had $0.3 million in

nonperforming assets compared

to $0.8 million

at December 31,
2021.

The table below

provides information concerning

total nonperforming

assets and

certain asset quality

ratios for the third
quarter of

2022 and the previous

four quarters.

2022 2021
Third Second First Fourth Third
(Dollars

in thousands)
Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 347 359 371 444 486
Other real

estate owned
— — 374 374 —
Total nonperforming assets $ 347 359 745 818 486
as a % of loans

and other real

estate owned
0.07% 0.08 0.17 0.18 0.11
as a % of total assets 0.03% 0.03 0.07 0.07 0.05
Nonperforming loans

as a % of

total loans
0.07% 0.08 0.09 0.10 0.11
Accruing loans

90 days or more past

due
$ — — — — 69
The table below

provides information concerning

the composition of

nonaccrual

loans for the third

quarter of

2022 and the
previous four quarters.

2022 2021
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate $ 170 176 182 187 193
Residential real estate 177 183 189 257 293
Total nonaccrual loans $ 347 359 371 444 486
The Company

discontinues the accrual

of interest income when

(1) there is a significant

deterioration in

the financial
condition of the

borrower and

full repayment

of principal

and interest is not expected

or (2) the principal

or interest is
90 days or more past

due, unless

the loan is both well-secured

and

in the process of collection.

The

Company had

$0.3
million in

loans on nonaccrual

status at September

30, 2022 and

December 31, 2021,

respectively.

The Company

had no loans

90 days or more past

due and still accruing

at September 30,

2022 and

December 31, 2021,
respectively.
The table below

provides information concerning

the composition of OREO

for the third

quarter of 2022 and

the previous
four quarters.

2022 2021
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Other real estate owned:
Commercial real estate $ — — 374 374 —
Total other real estate owned $ — — 374 374 —
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
September 30, 2022, and

$2.4 million, or 0.5%

of total loans

at December 31,

2021.

The table below

provides information concerning

the composition of

potential

problem loans

for the third

quarter of

2022
and the previous

four quarters.

2022 2021
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Potential problem loans:
Commercial and

industrial
$ 194 225 215 226 274
Construction and

land development
— — 13 218 231
Commercial real estate 191 146 150 156 172
Residential real estate 892 915 1,592 1,748 1,848
Consumer installment 29 24 8 12 19
Total potential problem loans $ 1,306 1,310 1,978 2,360 2,544
At September 30,

2022,

approximately

$46 thousand

or 4% of

total potential problem

loans were

past due at

least 30 days,
but less than

90 days.
The following

table is a summary

of the Company’s

performing loans

that were

past due at least 30 days,

but less than
90 days,

for the third

quarter of 2022 and

the previous

four quarters.

2022 2021
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Performing loans past

due 30 to 89 days:
Commercial and

industrial
$ 1 34 7 3 68
Construction and

land development
282 — 1 204 —
Commercial real estate — 28 — — —
Residential real estate 86 130 496 516 409
Consumer installment 8 7 15 25 25
Total

$ 377 199 519 748 502
Deposits
Total deposits were $978.0 million

at September

30, 2022 compared

to $994.2 million

at December 31,

2021.

The

decrease
in total deposits was

primarily due

to a decrease in rate-sensitive

money market

and savings

accounts of $21.8
million.

Noninterest

-bearing

deposits were $321.7

million, or

32% of total deposits,

at September

30, 2022, compared

to
$316.1 million, or 32%

of total deposits

at December 31,

2021.

We had no brokered

deposits on September

30, 2022 or at
December 31, 2021.

Estimated uninsured

deposits totaled $393.8

million and

$420.8 million at

September 30, 2022 and

December 31, 2021,
respectively.

Uninsured

amounts

are estimated based

on the portion of

account balances

in excess of FDIC

insurance
limits.
The average

rate paid on total

interest

-bearing

deposits was

0.32% in the first nine

months of

2022 compared to 0.41% in
the first nine months

of 2021.

Other Borrowings
Other borrowings

consist of short-term borrowings

and

long-term debt. Short-term borrowings

generally consist

of federal
funds purchased

and securities sold under

agreements to repurchase

with

an original

maturity of one

year or less.

The Bank
had available federal

funds

lines totaling $61.0 million

and

$41.0 million with

none outstanding

at September 30,

2022, and
December 31, 2021, respectively.

Securities sold

under

agreements to repurchase totaled

$2.6 million and

$3.4 million at
September 30, 2022 and

December 31, 2021,

respectively.

The average

rate paid on short-term

borrowings

was 0.50% in

the first nine

months of

2022 and 2021,

respectively.

The Company

had no long-term debt

at September 30,

2022 and

December 31, 2021.
CAPITAL ADEQUACY

The Company’s consolidated stockholders’

equity

was

$59.8 million and

$103.7 million as

of September 30,

2022 and
December 31, 2021, respectively.

The decrease from

December 31,

2021 was

primarily driven

by an other comprehensive
loss due to

the change in

unrealized gains/losses on securities

available-for-sale,

net of tax

of $46.6 million.

The

increase in
the unrealized

loss on securities was

primarily due to

increases in market

interest rates.

These

unrealized losses do not
affect the Bank’s capital

for regulatory capital

purposes.

The

Company’s consolidated stockholders’

equity

was

also
decreased by cash

dividends paid

of $2.8 million, and

repurchases of the

Company’s stock of $0.5 million.

These
decreases in the

Company’s consolidated

stockholders’

equity

were partially

offset by net

earnings of $5.9 million.

The Company

paid cash dividends

of $0.795 per share in

the first nine

months of 2022, an

increase of 2% from the

same
period in 2021. The

Company’s share

repurchases of $0.5

million since December

31, 2021 resulted

in 15,280 fewer
outstanding common

shares at

September 30, 2022.

These

shares were

repurchased at

an average cost per

share of $30.06
and a total cost of $0.5 million.
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

September 30, 2022, the

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

This rule only affects the capital

buffers, and

banking
organizations were

encouraged to make

prudent capital

distribution decisions.
The Federal

Reserve has

treated us as a

“small bank holding

company’ under

the Federal

Reserve’s Small Bank

Holding
Company Policy.

Accordingly, our

capital adequacy

is evaluated

at the Bank

level, and not

for the Company

and its
consolidated subsidiaries.

The

Bank’s tier 1 leverage

ratio was 9.29%, CET1

risk-based capital ratio

was 15.39%, tier 1
risk-based capital

ratio was 15.39%,

and

total risk-based capital

ratio was 16.16% at

September 30, 2022.

These

ratios
exceed the minimum

regulatory capital

percentages of 5.0% for tier 1

leverage

ratio, 6.5% for CET1

risk-based capital
ratio, 8.0% for tier 1

risk-based capital

ratio, and

10.0% for total risk-based capital

ratio to be

considered “well

capitalized.”

The Bank’s capital

conservation buffer was

8.16%

at September 30,

2022.

Our

unrealized

losses on securities due

to
increases in market

interest rates do not

directly affect our

capital for regulatory

purposes,

and

the resulting

deferred tax
assets, including

$15.3 million resulting from

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

100 basis points
While a gradual

change in

interest rates was

used in the above

analysis to provide

an estimate of exposure under

these
scenarios, our modeling

under

both a gradual

and instantaneous change

in interest rates indicates

our balance

sheet is asset
sensitive.
At September 30,

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

interest

-earning

assets and

costs associated with

interest

-bearing

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

interest

-sensitive

assets and
interest

-sensitive

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

September 30, 2022, the

Bank

had a remaining

available line

of credit with

the FHLB
of $325.1 million.

At

September 30, 2022, the

Bank

also had $61.0 million of available

federal funds

lines with no
borrowings outstanding.

Primary uses of

funds include

repayment of maturing

obligations and growing

the loan portfolio.

The Bank

has no brokered deposits on

September 30, 2022

or at

December 31, 2021

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

Commitments,

Contingencies and

Contractual Obligations
At September 30,

2022, the Bank

had outstanding

standby letters of credit of

$1.0

million and

unfunded loan

commitments
outstanding of

$88.8 million.

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

$238.3 million.

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

Measurement of Credit

Losses on

Financial
Instruments; and

● ASU 2022-02,
Financial Instruments

– Credit Losses (Topic 326):

Troubled Debt Restructurings

and Vintage
Disclosures
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

Institutions are

to apply the changes

through a cumulative-effect
adjustment

to retained earnings

as of the

beginning of the

first reporting period

in which

the standard

is effective.

The
Company is

currently assessing the

impact of

the new guidance

on its consolidated

financial

statements. An

increase in the
overall allowance

for loan losses is likely

upon

adoption in order to provide

for expected credit losses over

the life of the
loan portfolio.
ASU 2022-02,
Financial Instruments

- Credit Losses (Topic 326): -

Troubled Debt Restructurings

and Vintage
Disclosures,

eliminates the

accounting

guidance

for troubled debt

restructurings (“TDRs”),

while enhancing

disclosure
requirements for certain loan

refinancings and

restructurings by

creditors when

a borrower is experiencing

financial
difficulty.

The new

standard is effective for fiscal

years, and

interim periods within

those fiscal years, beginning

after
December 15, 2022.

The

new standard is

not expected to have

a material

impact on

the Company’s consolidated financial
tatements.

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
GAAP financial

measures to their most directly

comparable GAAP

financial

measures are presented below.

2022 2021
Third Second First Fourth Third
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,243 6,374 6,078 6,037 6,041
Tax-equivalent adjustment 117 110 112 115 117
Net interest income (Tax-equivalent) $ 7,360 6,484 6,190 6,152 6,158
Nine months

ended September

30,

(In thousands) 2022 2021
Net interest income (GAAP) $ 19,695 17,953
Tax-equivalent adjustment 339 355
Net interest income (Tax-equivalent) $ 20,034 18,308

Table 2 - Selected Quarterly Financial

Data

2022 2021
Third Second First Fourth Third
(Dollars

in thousands, except

per share

amounts)
Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income

(a)
$ 7,360 6,484 6,190 6,152 6,158
Less: tax-equivalent

adjustment
117 110 112 115 117
Net interest income

(GAAP)
7,243 6,374 6,078 6,037 6,041
Noninterest

income
852 848 908 1,019 975
Total revenue 8,095 7,222 6,986 7,056 7,016
Provision for loan

losses
250
—
(250)
— —
Noninterest

expense
5,415 5,058 4,901 5,092 4,755
Income tax expense

432 363 254 93 386
Net earnings $ 1,998 1,801 2,081 1,871 1,875
Per share

data:
Basic and

diluted net earnings

$ 0.57 0.51 0.59 0.53 0.53
Cash dividends

declared
0.265 0.265 0.265 0.26 0.26
Weighted

average shares

outstanding:
Basic and

diluted
3,507,318 3,513,353 3,518,657 3,524,311 3,536,320
Shares outstanding,

at period end
3,505,355 3,509,940 3,516,971 3,520,485 3,529,338
Book value $ 17.06 21.68 24.57 29.46 29.73
Common stock price:
High $ 29.02 33.57 34.49 34.79 35.36
Low

23.02 27.04 31.75 31.32 33.25
Period end: 23.02 27.04 33.21 32.30 33.80
To earnings

ratio
10.46 x 12.52 14.44 14.23 14.57
To book

value
135% 125 135 110 114
Performance ratios:
Return on average

equity

10.35% 8.26 7.97 7.07 7.01
Return on average

assets

0.75% 0.66 0.75 0.70 0.72
Dividend payout

ratio
46.49% 51.96 44.92 49.06 49.06
Asset Quality:
Allowance for

loan losses

as a % of:
Loans 1.05% 1.07 1.09 1.08 1.13
Nonperforming

loans
1,431% 1,314 1,256 1,112 1,053
Nonperforming

assets

as a % of:
Loans and foreclosed

properties
0.07% 0.08 0.17 0.18 0.11
Total assets

0.03% 0.03 0.07 0.07 0.05
Nonperforming

loans as a %

of total loans
0.07% 0.08 0.09 0.10 0.11
Annualized

net (recoveries) charge

-offs as % of

average loans
— % (0.05) 0.03 0.16 (0.01)
Capital Adequacy:

(c)
CET 1 risk-based

capital ratio
15.39% 16.59 17.26 16.23 16.82
Tier 1

risk-based capital ratio
15.39% 16.59 17.26 16.23 16.82
Total risk-based

capital ratio
16.16% 17.38 18.08 17.06 17.72
Tier 1

leverage ratio
9.29% 9.16 9.09 9.35 9.57
Other financial

data:
Net interest margin

(a)
3.00% 2.60 2.43 2.45 2.51
Effective income

tax rate
17.78% 16.77 10.88 4.74 17.07
Efficiency

ratio (b)
65.94% 68.99 69.05 71.01 66.66
Selected average

balances:
Securities $ 432,393 427,426 435,097 414,061 395,529
Loans, net of unearned

income
457,722 428,612 439,713 455,726 452,668
Total assets 1,069,973 1,092,759 1,114,407 1,073,564 1,040,985
Total deposits 987,614 999,867 1,003,394 961,544 927,368
Total stockholders’

equity
77,191 87,247 104,493 105,925 106,936
Selected period

end balances:

Securities $ 411,538 429,220 417,459 421,891 407,474
Loans, net of unearned

income
474,035 440,872 428,417 458,364 453,232
Allowance for

loan losses
4,966 4,716 4,658 4,939 5,119
Total assets 1,042,559 1,084,251 1,109,664 1,105,150 1,065,871
Total deposits 977,938 1,002,698 1,017,742 994,243 954,971
Total stockholders’

equity
59,793 76,107 86,411 103,726 104,929
(a) Tax-equivalent.

See "Table

1 - Explanation

of Non-GAAP Financial

Measures."
(b) Efficiency

ratio is the result

of noninterest

expense divided by the

sum of noninterest

income and tax

-equivalent

net interest income.

See

"Table

1 - Explanation

of Non-GAAP

Financial Measures."
(c) Regulatory

capital ratios presented

are for the Company's

wholly-owned subsidiary,

AuburnBank.

Table 3 - Selected Financial Data
Nine months

ended September

30,

(Dollars

in thousands, except

per share

amounts)
2022 2021
Results of Operations
Net interest income

(a)
$ 20,034 18,308
Less: tax-equivalent

adjustment
339 355
Net interest income

(GAAP)
19,695 17,953
Noninterest

income
2,608 3,288
Total revenue 22,303 21,241
Provision for loan

losses
—

(600)

Noninterest

expense
15,374 14,361
Income tax expense 1,049 1,313
Net earnings $ 5,880 6,167
Per share

data:
Basic and

diluted net earnings

$ 1.67 1.74
Cash dividends

declared
0.795 0.78
Weighted

average shares

outstanding:
Basic and

diluted
3,513,068 3,552,387
Shares outstanding,

at period end
3,505,355 3,529,338
Book value $ 17.06 29.73
Common stock price:
High $ 34.49 48.00
Low

23.02 33.25
Period end 23.02 33.80
To earnings

ratio
10.46 x 14.57
To book

value
135% 114
Performance ratios:
Return on average

equity

8.76% 7.70
Return on average

assets

0.72% 0.81
Dividend payout

ratio
47.60% 44.83
Asset Quality:
Allowance for

loan losses

as a % of:
Loans 1.05% 1.13
Nonperforming

loans
1,431% 1,053
Nonperforming

assets

as a % of:
Loans and other

real estate

owned
0.07% 0.11
Total assets

0.03% 0.05
Nonperforming

loans as a %

of total loans
0.07% 0.11
Annualized

net recoveries as

a % of average

loans
(0.01) %
(0.03)

Capital Adequacy:

(c)
CET 1 risk-based

capital ratio
15.39% 16.82
Tier 1

risk-based capital ratio
15.39% 16.82
Total risk-based

capital ratio
16.16% 17.72
Tier 1

leverage ratio
9.29% 9.57
Other financial

data:
Net interest margin

(a)
2.67% 2.59
Effective income

tax rate
15.14% 17.55
Efficiency

ratio (b)
67.90% 66.50
Selected average

balances:
Securities $ 431,629 373,203
Loans, net of unearned

income
442,081 458,882
Total assets 1,092,216 1,009,131
Total deposits 996,900 895,342
Total stockholders’

equity
89,544 106,798
Selected period

end balances:

Securities $ 411,538 407,474
Loans, net

of unearned income
474,035 453,232
Allowance for

loan losses
4,966 5,119
Total assets 1,042,559 1,065,871
Total deposits 977,938 954,971
Total stockholders’

equity
59,793 104,929
(a) Tax-equivalent.

See "Table

1 - Explanation

of Non-GAAP Financial

Measures."
(b) Efficiency

ratio is the result

of noninterest

expense divided by the

sum of noninterest

income and tax

-equivalent

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
Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans

held for sale (1)
$ 457,861 $ 5,097 4.42% $ 453,649 $ 5,127 4.48%
Securities - taxable 369,202 1,808 1.94% 332,474 1,048 1.25%
Securities - tax-exempt (2) 63,191 558 3.50% 63,055 558 3.51%
Total securities

432,393 2,366 2.17% 395,529 1,606 1.61%
Federal funds

sold
38,994 200 2.03% 40,995 16 0.15%
Interest bearing

bank deposits
45,343 226 1.98% 82,878 33 0.16%
Total interest

-earning

assets
974,591 $ 7,889 3.21% 973,051 $ 6,782 2.77%
Cash and due

from banks
14,503 14,326
Other assets 80,879 53,608
Total assets $ 1,069,973 $ 1,040,985
Interest-bearing liabilities:
Deposits:

NOW $ 195,655 $ 70 0.14% $ 182,417 $ 51 0.11%
Savings and

money market
328,555 163 0.20% 300,746 167 0.22%
Time deposits 151,785 291 0.76% 159,423 402 1.00%
Total interest

-bearing

deposits
675,995 524 0.31% 642,586 620 0.38%
Short-term borrowings 3,759 5 0.50% 3,454 4 0.50%
Total interest

-bearing

liabilities
679,754 $ 529 0.31% 646,040 $ 624 0.38%
Noninterest-bearing deposits 311,619

284,781

Other liabilities 1,409 3,228
Stockholders' equity 77,191

106,936

Total liabilities and stockholders' equity $ 1,069,973 $ 1,040,985
Net interest income and

margin (tax-equivalent)
$ 7,360 3.00% $ 6,158 2.51%

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
Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans

held for sale (1)
$ 442,613 $ 14,638 4.42% $ 460,732 $ 15,417 4.47%
Securities - taxable 370,402 4,691 1.69% 310,288 3,006 1.30%
Securities - tax-exempt (2) 61,227 1,614 3.52% 62,915 1,692 3.60%
Total securities

431,629 6,305 1.95% 373,203 4,698 1.68%
Federal funds

sold
54,924 313 0.76% 36,821 39 0.14%
Interest bearing

bank deposits
73,630 454 0.82% 75,170 66 0.12%
Total interest

-earning

assets
1,002,796 $ 21,710 2.89% 945,926 $ 20,220 2.86%
Cash and due

from banks
15,029 14,345
Other assets 74,391 48,860
Total assets $ 1,092,216 $ 1,009,131
Interest-bearing liabilities:
Deposits:

NOW $ 201,792 $ 189 0.13% $ 176,242 $ 161 0.12%
Savings and

money market
335,005 494 0.20% 289,758 488 0.23%
Time deposits 155,824 978 0.84% 159,412 1,251 1.05%
Total interest

-bearing

deposits
692,621 1,661 0.32% 625,412 1,900 0.41%
Short-term borrowings 3,969 15 0.50% 3,329 12 0.50%
Total interest

-bearing

liabilities
696,590 $ 1,676 0.32% 628,741 $ 1,912 0.41%
Noninterest-bearing deposits 304,279

269,930

Other liabilities 1,803 3,662
Stockholders' equity 89,544

106,798

Total liabilities and stockholders' equity $ 1,092,216 $ 1,009,131
Net interest income and

margin (tax-equivalent)
$ 20,034 2.67% $ 18,308 2.59%

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
Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and

industrial
$ 732 14.9 $ 761 15.9 $ 774 17.1 $ 857 18.3 $ 816 17.4
Construction and

land

development 789 11.5 576 8.8 508 7.7 518 7.1 590 7.7
Commercial real estate 2,561 52.7 2,523 54.4 2,536 54.8 2,739 56.2 2,823 55.6
Residential real estate 783 19.3 753 19.3 737 18.4 739 16.9 799 17.7
Consumer installment 101 1.6 103 1.6 103 2.0 86 1.5 91 1.6
Total allowance for

loan losses $ 4,966 $ 4,716 $ 4,658 $ 4,939 $ 5,119
* Loan balance

in each category expressed

as a

percentage of total

loans.

Table 7 – Estimated Uninsured Time

Deposits by

Maturity
(Dollars

in thousands)
September

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
Plans or Programs (1)
July 1 - July 31, 2022
658 27.53 658 4,769,664
August 1 - August 31, 2022
3,982 27.72 3,982 4,659,289
September 1 - September 30, 2022
— — — 4,659,289
Total
4,640 27.69 4,640 4,659,289
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

November 9,

2022

By:

/s/ Robert W. Dumas

Robert W. Dumas
Chairman, President and

CEO
Date:

November 9,

2022

By:

/s/ David A.

Hedges

David A. Hedges
Executive Vice President and

Chief Financial

Officer