Form 10-K
period 2022-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2023-03-17
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-K
☒
Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.
For the quarterly period ended
December 31, 2022
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
☐

If securities are registered pursuant to Section

12(b) of the Act, indicate by check

mark whether the financial statements of

the registrant included in the filing reflect
the correction of an error to previously

issued financial statements.
☐

Indicate by check mark whether any

of those error corrections are restatements

that required a recovery analysis of

incentive-based compensation received by any

of
the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
61,228,105

as of June 30, 2022.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding

of each of the registrant’s classes of common stock,

as of the latest practicable date:
3,500,879

shares of common stock as
of March 16, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the

Annual Meeting of Shareholders, scheduled

to be held May 9, 2023, are incorporated by

reference into Part II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
32
ITEM 1B.
UNRESOLVED STAFF COMMENTS
46
ITEM 2.
PROPERTIES
46
ITEM 3.
LEGAL PROCEEDINGS
47
ITEM 4.
MINE SAFETY DISCLOSURES
47
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
47
ITEM 6.
SELECTED FINANCIAL DATA
50
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
50
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
82
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
82
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
121
ITEM 9A.
CONTROLS AND PROCEDURES
121
ITEM 9B.
OTHER INFORMATION
121
ITEM 9C.
DISCLOSURE REGARDING FORGEIN JURISDICTIONS THAT PREVENT
INSPECTION
121
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
122
ITEM 11.
EXECUTIVE COMPENSATION
122
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
122
ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
122
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
122
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
122
ITEM 16.
FORM 10-K SUMMARY
123

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

“will,” “anticipate,” “assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expect,”

“estimate,” “continue,” “designed”, “plan,” “point to,”
“project,” “could,” “intend,” “target” and other similar words and expressions of the future.

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
and changes in consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions, sanctions or other events that may affect
general economic conditions;
●
governmental monetary and fiscal policies, including the continuing effects of COVID-19 fiscal and monetary
stimuli, and changes in monetary policies in response to inflations including increases in the Federal Reserve’s
target federal funds rate and reductions in the Federal Reserve’s holdings of securities;
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
portfolio reviews;
●
the risks of changes in market interest rates and the shape of the yield curve on the levels, composition and costs of
deposits, loan demand and mortgage loan originations, and the values and liquidity of loan collateral, securities,
and interest-sensitive assets and liabilities, and the risks and uncertainty of the amounts realizable on collateral;
●
the risks of increases in market interest rates creating unrealized losses on our securities available for sale, which
adversely affect our stockholders’ equity for financial reporting purposes;
● changes in borrower liquidity and credit risks, and savings, deposit and payment behaviors;

●
changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that
may be included as capital for regulatory purposes;
● changes in the prices, values and sales volumes of residential and commercial real estate;
●
the effects of competition from a wide variety of local, regional, national and other providers of financial,
investment and insurance services, including the disruptive effects of financial technology and other competitors
who are not subject to the same regulations as the Company and the Bank and credit unions, which are not subject
to federal income taxation;
●
the failure of assumptions and estimates underlying the establishment of allowances for possible loan losses and
other asset impairments, losses valuations of assets and liabilities and other estimates, and the allowance of credit
losses for CECL beginning January 1, 2023;
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
●
cyber-attacks and data breaches that may compromise our systems, our vendors’ systems or customers’
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
All written or oral forward-looking statements that are we make or are attributable to us are expressly qualified in their
entirety by this cautionary notice.

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

The Bank has been a member of the Federal Reserve Bank of Atlanta (the

“Federal
Reserve Bank”) since April 1995.

The Bank’s primary regulators are

the Federal Reserve and the Alabama Superintendent
of Banks (the “Alabama Superintendent”).

The Bank has been a member of the Federal Home Loan Bank of Atlanta (the
“FHLB”) since 1991.

General
The Company’s business is conducted primarily

through the Bank and its subsidiaries.

Although it has no immediate plans
to conduct any other business, the Company may engage directly or indirectly in a number of activities closely related to
banking permitted by the Federal Reserve.
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

The Bank is one of
the largest providers of automated teller machine (“ATM”)

services in East Alabama and operates ATM

machines in 13
locations in its primary service area.

The Bank offers Visa
®

Checkcards, which are debit cards with the Visa

logo that work
like checks and can be used anywhere Visa

is accepted, including ATMs.

The Bank’s Visa

Checkcards can be used
internationally through the Plus ®

network.

The Bank offers online banking, bill payment and other electronic banking services through its Internet website, www.auburnbank.com
.

Our online banking services, bill payment and electronic
services are subject to certain cybersecurity risks.

See “Risk Factors – Our information systems may experience
interruptions and security breaches.”

The Bank does not offer any services related to any Bitcoin or other digital or crypto instruments or stablecoins or
businesses.
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

Banks also have experienced significant competition for deposits from mutual funds, insurance companies and other
investment companies and from money center banks’ offerings of high-yield investments and deposits, including CDs and
savings accounts.

Certain of these competitors are not subject to the same regulatory restrictions as the Bank.

Selected Economic Data
The Auburn-Opelika Metropolitan Statistical Area is Lee County,

Alabama, including Auburn, Opelika and part of Phenix
City, Alabama.

The U.S. Census Bureau estimates Lee County’s

population was 181,881 in 2022, and has increased
approximately 29.7% from 2010 to 2022.

The largest employers in the area are Auburn University,

East Alabama Medical
Center, Lee County School System, Wal

-Mart Distribution Center, Baxter Healthcare, Thermo

Fisher Scientific, Mando
America Corporation (automobile brakes and steering), and Briggs & Stratton.

Auto manufacturing and related suppliers
are increasingly important along Interstate Highway 85 to the east and west of Auburn.

Kia Motors has a large automobile
factory in nearby West Point,

Georgia, and Hyundai Motors has a large automobile

factory in Montgomery,

Alabama.

Various

suppliers to the automotive industry have facilities in Lee County.

The unemployment rate in Lee County was
2.0% at year end 2022 according to the U.S. Bureau of Labor Statistics.
Between 2010 and 2022, the Auburn-Opelika MSA was the second fastest growing MSA in Alabama.

The Auburn-
Opelika MSA population is estimated to grow 6.6% from 2023 to 2028.

During the same time, household income is
estimated to increase 14.25%, to $69,213.
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

sales manufacturing is
cyclical and adversely affected by increases in interest rates. Decreases in automobile sales, including adverse changes due
to interest rate increases, and the remaining economic effects of the

COVID-19 pandemic, including continuing supply
chain disruptions and a tight labor market,

could adversely affect nearby Kia and Hyundai automotive plants and their
suppliers' local spending and employment, and could adversely affect economic conditions in the markets we serve.
However, management believes that due to the diversified

mix of industries located within our markets, adverse changes in one industry may not necessarily affect other area industries to the same degree or within the same time frame.

The Bank’s
primary service area also is subject to both local and national economic conditions and fluctuations.

While most loans are
made within our primary service area, some residential mortgage loans are originated outside the primary service area, and
the Bank from time to time has purchased loan participations from outside its primary service area.

We also may make
loans to other borrowers outside these areas, especially where we have a relationship with the borrower, or its business or
owners.

Human Capital
At December 31, 2022, the Company and its subsidiaries had 150 full-time equivalent employees,

including 37 officers.

Our average term of service is approximately 10 years.

We successfully implemented

plans to protect our employees’
health consistent with CDC and State of Alabama guidelines during the COVID-19 pandemic,

while maintaining critical
banking services to our communities.

In addition, we developed our remote and electronic banking services, and established remote work access to help employees stay at home where job duties permitted.

This promoted employee
retention, and these efforts will provide us proven experience and flexibility to meet other disruptive events and conditions,
and still provide our customers and communities continuity of service.
We experienced

little turnover as a result of the COVID-19 pandemic and made no staff reductions.

As a result, we
received a federal employee retention tax credit of approximately $1.6 million in 2022.
We have a talented group

of employees,

many of which, have a college or associate degree.

We believe the Auburn-
Opelika MSA is a desirable place to live and work with excellent schools and quality of life.

Our MSA was the second
fastest growing MSA in Alabama from 2010 to 2022.

Auburn University is a major employer that attracts talented students and employee families.

Various

of our

employees have a family member that is employed by or is attending the University.
We

were an active PPP lender in our communities during 2020-2021, which required our employees to quickly learn and
apply a new SBA loan program with frequent overnight changes.

All our PPP loans were forgiven by the SBA, except one
where the borrower is repaying its PPP loan without government assistance.
We had a successful

management transition in 2022 where our CEO became Chairman, and was succeeded by our CFO,
whose role was then filled by our Chief Accounting Officer.

Our Chairman has served the Bank his entire 39-year career,
our President and CEO has been with us 16 years and our Chief Accounting Officer has been with us for 7 years.

Our new
President and CFO had careers with major national and regional accounting firms and focused on financial services before
joining the Bank.
We seek to provide

competitive compensation and benefits.

We provide

employer matches for employee contributions to
our 401(k) retirement plan.

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
employees.

Our Chairman is the current President Pro Tempore

of the Auburn University Board of Trustees.
Statistical Information
Certain statistical information is included in responses to Items 6, 7, 7A and 8 of this

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

The BHC Act generally
prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company
that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or
managing or controlling banks or performing services for its authorized subsidiar ies.

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

Bank mergers are also subject to the approval of the acquiring bank’s primary federal regulator and the Bank Merger Act.

The BHC Act and the Bank Merger Act provide various generally similar statutory factors.

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
Bank mergers are also subject to the approval of the acquiring bank’s primary federal regulator.

On March 19, 2022, the
FDIC published a “Request for Information and Comment on Rules, Regulations,

Guidance, and Statements of Policy
Regarding Bank Merger Transactions” (the

“FDIC Notice”).

The FDIC solicited comments from interested parties
regarding the application of the laws, practices, rules, regulations, guidance, and statements of policy (together, regulatory
framework) that apply to merger transactions involving one

or more insured depository institution, including the merger between an insured depository institution and a noninsured institution. The FDIC is interested in receiving comments
regarding the effectiveness of the existing framework in

meeting the requirements of the Bank Merger Act.

The Request described the consolidation of the banking industry,

the increase in the number of large and systemically
important banking organizations and the need to evaluate large mergers’ financial stability and resolution of failing bank
risks consistent with the Dodd-Frank Act changes to the BHC Act and the Bank Merger

Act, and the effects of banking
mergers on competition.

The FDIC Notice also stated that Executive Order Promoting Competition in the

American
Economy (July 9, 2021) (the “Executive Order”), among other things, “instructs U.S.

agencies to consider the impact that
consolidation may have on maintaining a fair, open,

and competitive marketplace, and on the welfare of workers, farmers, small businesses, startups, and consumers.”

The FDIC requested comment on all aspects of the bank regulatory framework, including qualitative and quantitative support for such responses.

The other Federal bank regulators as well as
the U.S. Department of Justice are also considering the framework for mergers involving banking organizations, including
the competitive effects of such combinations.

The federal bank regulators have not announced any conclusions, but these reviews could result in changes to the frameworks used to evaluate banking combinations which could make such
combinations more difficult, time consuming and expensive.

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

The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the maximum extent provided by law,

and the Bank is subject to various FDIC regulations applicable to FDIC-
insured banks.

See “FDIC Insurance Assessments.”
Alabama law permits statewide branching by banks.

The powers granted to Alabama-chartered banks by state law include certain provisions designed to provide such banks competitive equality with national banks.

The Federal Reserve has adopted the Federal Financial Institutions Examination Council’s

(“FFIEC”) Uniform Financial
Institutions Rating System (“UFIRS”), which assigns each financial institution a confidential composite “CAMELS” rating
based on an evaluation and rating of six essential components of an institution’s financial condition and operations:

C apital
Adequacy, A sset Quality, M anagement, E arnings, L iquidity and S ensitivity to market risk, as well as the quality of risk management practices.

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
In addition, and separate from the interagency UFIRS, the Federal Reserve assigns a risk

-management rating to all state
member banks. The summary,

or composite, rating, as well as each of the assessment areas, including risk management,

is
delineated on a numerical scale of 1 to 5, with 1 being the highest or best possible rating. Thus,

a bank with a composite
rating of 1 requires the lowest level of supervisory attention while a 5-rated bank has the most critically deficient level of
performance and therefore requires the highest degree of supervisory attention.

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
H.R. 1165, The Data Privacy Act of 2023,

was introduced in Congress on February 24, 2023 by Rep. McHenry,

the
Chairman of the House Financial Services Committee, to which the Bill was referred.

It amends various sections of the
GLB Act and preempts certain state privacy laws.

Its preemption provisions have triggered opposition by the minority in the House of Representatives.

Community Reinvestment Act and Consumer Laws
The Bank is subject to the provisions

of the CRA and the Federal Reserve’s CRA

regulations.

Under the CRA, all FDIC-
insured institutions have a continuing and affirmative obligation,

consistent with their safe and sound operation, to help
meet the credit needs for their entire communities, including low-

and moderate-income (“LMI”) neighborhoods.

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

In the case of bank
holding company applications to acquire a bank or other bank holding company,

the Federal Reserve will assess and
emphasize CRA records of each subsidiary depository institution of the applicant bank holding company and the target
bank in meeting the needs of their entire communities, including LMI neighborhoods,

and such records may be the basis for
denying the application.

A less than satisfactory CRA rating will slow,

if not preclude, acquisitions, and new branches and
other expansion activities and may prevent a company from becoming a financial holding company.

The Federal Reserve
also considers the effect of a bank acquisition proposal on the convenience and need of the markets served by the
combining organizations.

CRA agreements with private parties must be disclosed and annual

CRA reports must be made to a bank’s primary

federal
regulator.

Community benefit plans have become common in banking mergers, especially larger bank combinations.

The
National Community Resolution Coalition reported in February 2023 that it had executed more than 20 community benefit
plans with banking organizations.

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

October 1, 2020, which were repealed
in 2021.

The Federal bank regulators are cooperating and working on new joint CRA regulations,

which were proposed in
May 2022.
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
The Bank had a “satisfactory” CRA rating in its latest CRA public evaluation dated February 28,

2022, with satisfactory
ratings on both its lending and community development tests.
On December 13, 2019, the FDIC and OCC issued a joint notice of proposed rulemaking seeking comment on modernizing
the agencies’ CRA regulations. The OCC issued final revised CRA Rules effective

October 1, 2020, which were repealed
in 2021.

The Federal bank regulators are cooperating and working on new joint CRA regulations,

which were proposed by
the Federal Reserve, the FDIC and the Comptroller of the Currency in May and June 2022.
Proposed Revision of CRA Regulations
The federal banking regulators jointly proposed (the “CRA Proposal”)

revised CRA regulations on June 3, 2022.

It is
currently anticipated that these revised regulations may be adopted in the first half of 2023.

The objectives of the proposed CRA regulations included:
●
Update CRA regulations to strengthen the achievement of the core purpose of the statute;

●
Adapt to changes in the banking industry,

including the expanded role of mobile and online banking;

●
Provide greater clarity and consistency in the application of the regulations;

●
Tailor performance standards

to account for differences in bank size and business models

and local conditions;

●
Tailor data collection

and reporting requirements and use existing data whenever possible;

●
Promote transparency and public engagement;

●
Confirm that CRA and fair lending

responsibilities are mutually reinforcing; and

● Create a consistent regulatory approach that applies to banks regulated by all three agencies.
The proposed regulations create a new framework for evaluating CRA performance.

The new framework would establish
the following four tests for large banks: Retail Lending Test;

Retail Services and Products Test;

Community Development
Financing Test; and Community

Development Services Test.

Intermediate banks would be evaluated under the Retail
Lending Test and the status quo

community development test, unless they choose to opt into the Community Development
Financing Test. Small banks

would be evaluated under the
status quo

small bank lending test, unless they choose to opt into
the Retail Lending Test. Wholesale

and limited purpose banks would be evaluated under a tailored version of the
Community Development Financing Test.

The bank is currently an “intermediate small bank”.

As currently proposed, the Bank would be an “intermediate bank”
until it reached $2.0 billion or more in assets at the date(s) of determination.

Intermediate banks would be evaluated
generally under the new Retail Lending Test

for intermediate banks and a community development test.

The release
proposing the new rules states that the proposed Retail Lending Test represents a significant change from the lending test
applicable to intermediate small banks in the agencies' current regulations, but intermediate banks would not need to
collect, maintain, or report data to facilitate the application of this test.

Instead, as under the current CRA regulations,
examiners would continue to use information gathered from individual loan files or maintained on an intermediate bank's
internal operating systems for purposes of the Retail Lending Test.

The proposed intermediate bank Community
Development Test evaluates all

community development activities, including community development loans,

qualified
investments, and community development services.

The Retail Lending and Community Development tests will be
weighted equally in determining intermediate banks’ CRA evaluations.
The proposed Retail Lending Test

“is intended to make a bank's retail lending evaluation more transparent and predictable by specifying quantitative standards for lending consistent with achieving,

for example, a “Low Satisfactory” or
“Outstanding” conclusion in an assessment area. The proposed rule would limit the evaluation of an intermediate bank's
retail lending performance to areas outside of its facility-based assessment areas only if it does more than 50 percent of its
lending outside of its facility-based assessment areas.”

Under the Retail Lending test, an intermediate bank’s

lending test
would be based on its major product lines in each assessment area.

A major product line would be one or more of the six
retail loan product types: closed-end home mortgage loans; open-end home mortgage loans; multifamily mortgage loans;
small business loans; small farm loans; or automobile loans.
The CRA Proposal states that “the agencies believe retail lending remains a core part of a bank's affirmative obligation
under the CRA to meet the credit needs of their entire communities. At the same time, the agencies recognize that,
compared to large banks, intermediate banks might not offer

as wide a range of retail products and services, have a more limited capacity to conduct community development activities, and may focus on the local communities where their
branches are located.”

The CRA Proposal reflects “the agencies’ views that banks of this size should have meaningful
capacity to conduct community development financing, as they do under the current approach.”

The CRA Proposal states
that the community development criteria for intermediate banks is unchanged from the current intermediate small bank
community development test.
Intermediate banks would generally be exempt from the data collection,

maintenance, and reporting requirements
applicable to large banks under the

CRA Proposal.
Banks are currently required to delineate their CRA “assessment areas.”

The Bank currently designates two assessment
areas – the Auburn-Opelika MSA (lee County) and the Chambers-Macon-Tallapoosa

assessment area – comprised of
Chambers, Macon, and Tallapoosa

Counties.

The Bank operates two branches in the Chambers, Macon and Tallapoosa
Counties.

The CRA Proposal seeks to recognize electronic and remote delivery services.

Intermediate banks’ must
designate one or more facilities based CRA assessment areas.

The facilities based CRA assessment area under the CRA Proposal would include a bank’s main office, branches,

and
deposit-taking ATMs.

An intermediate bank could continue to adjust the boundaries of a facilities based assessment area to
include whole census tracts of a county or statistically equivalent entity that the bank could reasonably be expected to serve.

Facilities based assessment areas could not extend across a state or metropolitan statistical area (MSA) boundary,

unless the
facilities were located in a multistate MSA or combined statistical area.

Retail lending activities outside an intermediate
bank’s Facilities based assessment area

would be considered in aggregate at the bank level if such outside retail lending was more than 50% of the bank’s total retail lending.

Otherwise, outside retail lending would not be considered.

Community
development

activities outside an intermediate bank’s

facilities based assessment area generally would not be considered.
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
CFPB Consumer Financial Protection Circular 2022-06 (Oct. 26, 2022)

concluded that overdraft fee practices must comply
with Regulation Z, Regulation E, and the prohibition against unfair,

deceptive, and abusive acts or practices in Section 1036
of the Consumer Financial Protection Act.

Further,

overdraft fees assessed by financial institutions on transactions that a consumer would not reasonably anticipate are likely unfair even if these comply with these other consumer laws and
regulations. The CFPB proposed on February 6, 2019 to rescind its mandatory underwriting standards for loans covered by
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
COVID-19 emergency.

Such forbearance will be up to 180 days, subject to up to a 180-day extension. During forbearance,
no fees, penalties or interest shall be charged beyond those applicable if all contractual payments were fully and timely
paid. Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on similar procedures
or related evictions or sales until December 31, 2020. The forbearance period was extended to February 28, 2021 and then
again to March 31, 2021 after being extended earlier to February 28, 2021.

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
●
specifies uniform disclosure of beneficial ownership information for all U.S. and foreign entities conducting
business in the U.S.;
●
increases potential fines and penalties for BSA violations and improves whistleblower incentives;
● codifies the risk-based approach to AML compliance;
● modernizes AML systems;
● expands the duties and powers FinCEN; and
●
emphasizes coordination and information-sharing among financial institutions, U.S.

financial regulators and
foreign financial regulators.
The Corporate Transparency Act (the”CTA”)

was adopted as Title LXIV of the William

M. (Mac) Thornberry National
Defense Authorization Act for Fiscal Year

2021.

FinCEN adopted a final regulation as 31 C.F.R.

101.380 on September
30, 2022, which is effective on January 1, 2024 to implement the CTA.

These regulations require entities to report
information about their beneficial owners and the individuals who created the entity (together,

beneficial ownership
information or BOI).

FinCEN explained that the proposed rule would help protect the U.S. financial system from illicit use
by making it more difficult for bad actors to conceal their financial activities through entities with opaque ownership
structures.

FinCEN also explained that the proposed reporting obligations would provide essential information to law
enforcement and others to help prevent corrupt actors, terrorists, and proliferators from hiding money or other property in
the United States.”

The new rules expand financial institutions’ obligations under the Customer

Due Diligence Rule
(“CDD Rule”) to collect information and verify the beneficial ownership of legal entities.

The United States has imposed various sanctions upon various foreign countries,

such as China, Iran, North Korea, Russia
and Venezuela,

and their certain government officials and persons.

Banks are required to comply with these sanctions,
which require additional

customer screening and transaction monitoring.
Russia’s February 2022 invasion

of Ukraine has generated a significant number of new sanctions on Russia, Russian persons and suppliers of military or dual-purpose products to Russia,

The Federal bank regulators have issued alerts that
Russia and others may step up cyber attacks and data intrusions following the invasion.

FinCen has issued four alerts on
potential Russian illicit financial activity since February 2022.

On January 25, 2023 FinCEN issued an alert to financial
institutions on potential investments in the U.S. commercial real estate sector by sanctioned

Russian elites, oligarchs, their
family members, and the entities through which they act. The alert listed potential red flags and typologies involving
attempted sanctions evasion in the commercial real estate sector,

and reminds financial institutions of their Bank Secrecy
Act (BSA) reporting obligations.

Bill H.R. 1164, the OFAC

Outreach and Engagement Capabilities and Enhancement

Act, was introduced in Congress on
February 24, 2023.

It would set up a review of and improve OFAC

outreach and communications to assist financial
institutions to better understand and comply with OFAC

sanctions.
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

The Company has evaluated its controls, including compliance with the SEC and FDIC rules on internal controls, and
expects to continue to spend significant amounts of time and money on compliance with these rules. If the Company fails to
comply with these internal control rules in the future, it may materially adversely affect its reputation, its ability to obtain
the necessary certifications to its financial statements, its relations with its regulators and other financial institutions with
which it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions
acceptable to the Company. The Company’s

assessment of its financial reporting controls as of December 31, 2022 are included in this report with no material weaknesses reported.
Payment of Dividends and Repurchases of Capital Instruments
The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of cash is dividends
from the Bank. Prior regulatory approval is required if the total of all dividends declared by a state member bank (such as
the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During 2022,

the Bank paid total cash dividends of
approximately $3.7 million to the Company.

At December 31, 2022, the Bank could have declared and paid additional dividends of approximately $13.9 million without prior regulatory approval.
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
Company and the Bank, respectively,

unless the Company and the Bank meet the capital conservation buffer requirement.

See "Basel III Capital Rules."

Under a new provision of the capital rules, effective January 1,

2021, if a bank’s capital ratios are

within its buffer
requirements, the maximum amount of capital distributions it can make is based on its eligible retained income. Eligible
retained income equals the greater of:
●
net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already
reflected in net income; or
● the average net income over the preceding four quarters.
Regulatory Capital Changes

Simplification
The federal bank regulators issued final rules on July 22, 2019 simplifying their capital rules.

The last of these changes
become effective on April 1, 2020.

The principal changes for standardized approaches institutions, such the

Company and
the Bank are:
●
Deductions from capital for certain items, such as temporary difference

DTAs, MSAs and investments

in
unconsolidated subsidiaries were decreased to those amounts that individually exceed

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

Growth Act.

Any HVCRE exposure
excludes loans made before January 1, 2015.

The rules define HVCRE loans as loans secured by land or improved real property that:
● primarily finance or refinance the acquisition, development, or construction of real property;
●
the purpose of such loans must be to acquire, develop, or improve such real property into income producing
property; and
●
the repayment of the loan must depend on the future income or sales proceeds from, or refinancing of, such real
property.
Various

exclusions from HVCRE are specified.

The full value of any borrower contributed land (net of any liens on the land securing HVCRE exposure) count toward the 15% capital contribution to the appraised as completed value, which is
one of the criteria for exemption form the heightened risk weight.

Banking institutions and their holding companies are
required to assign 150% risk weight to HVCRE loans.
Capital
The Federal Reserve has risk-based capital guidelines for bank holding companies and state member banks, respectively.

These guidelines required, beginning December 31, 2019, a minimum ratio of capital to risk-weighted assets (including
certain off-balance sheet activities, such as standby letters of credit)

and capital conservation buffer, totaling 10.5%.

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

Lastly, the Federal Reserve’s

guidelines indicate that the Federal Reserve will continue to consider a “tangible

Tier 1
leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activities.

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

31, 2021 or 2022.

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
The Company made a one-time election in 2015 and, as a result, the Company’s

CET1 is not adjusted for certain
accumulated other comprehensive income (“AOCI”).

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
As discussed below, recent regulations

change these items to simplify and improve their capital treatment for regulatory capital purposes.
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
Full compliance with the capital conservation buffer was required beginning January 1, 2019.

Thereafter, permissible
dividends, stock repurchases and discretionary bonuses will be limited to the following percentages based on the capital
conservation buffer as calculated above, subject to any further regulatory limitations,

including those based on risk
assessments and enforcement actions:
Buffer % Buffer % Limit
More than 2.50% None
> 1.875% - 2.50% 60.0%
> 1.250% - 1.875% 40.0%
> 0.625% - 1.250% 20.0%
≤ 0.625 - 0 -
On March 20, 2020, the Federal Reserve and the other federal banking regulators adopted an interim final rule that
amended the capital conservation buffer in light of the disruptive effects of the COVID-19 pandemic.

This clarifying rule
revises the definition of “eligible retained income” for purposes of the maximum payout ratio to allow banking
organizations to more freely use their capital buffers to promote lending and other financial intermediation activities, by
making the limitations on capital distributions more gradual. The eligible retained income, as used in the Federal Reserve’s
Regulation Q capital rule, as corrected on January 13, 2021, is the greater of (i) net income for the four preceding quarters,
net of distributions and associated tax effects not reflected in net income; and (ii)

the average of all net income over the
preceding four quarters.

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
In December 2019 the federal bank regulators revised their definition of HVCRE and related capital requirements
consistent with Section 214 of the 2018 Growth Act.
The Financial Accounting Standards Board’s

(“FASB”) Accounting

Standards Update (“ASU”) No. 2016-13 “Financial
Instruments – Credit Losses (Topic

326): Measurement of Credit Losses on Financial Instruments” on June 16, 2016,

which
changed the loss model to take into account current expected credit losses (“CECL”)

in place of the incurred loss method.
The Federal Reserve and the other federal banking agencies adopted rules effective on April 1, 2019 that allows banking
organizations to phase in the regulatory capital effect of a reduction in retained earnings upon adoption of CECL over a
three-year period.

On May 8, 2020, the agencies issued a statement describing the measurement of expected credit losses
using the CECL methodology,

and updated concepts and practices in existing supervisory guidance that remain applicable.
CECL became effective for the Company beginning January 1,

2023.

The Company is currently finalizing controls, processes, policies and disclosures and has completed full end-to-end parallel
runs.

Based on the Company’s portfolio composition

as of December 31, 2022, and current expectations of future
economic conditions, the reserve for credit losses is expected to increase from 1.14%

as a percentage of total loans at
December 31, 2022 to a range between 1.32% and 1.36% of total loans.

These effects result from changing from the
incurred loss model to CECL’s

expected loss model, which provides for expected credit losses over the life of the loan portfolio.

The Company does not expect to record an allowance for available-for-sale securities as the investment portfolio
consists primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed
minimal.

ASU 2016-13 is not expected to have a material impact on the allowance for unfunded commitments.

The
estimates described herein regarding CECL’s

effects are subject to change as key assumptions are refined.

These effects in
2023 and later will depend on the future composition, characteristics, and credit quality of the loan and securities portfolios
as well as the economic conditions at future reporting periods that are included in our

CECL models.
Federal Reserve Capital Review
The Federal Reserve’s Vice

Chair for Supervision is considering a holistic review of regulatory capital requirements,

which
are expected to focus on banking organizations larger

than the Company.

Recently a Federal Reserve.
Prompt Corrective Action Rules
All of the federal bank regulatory agencies’ regulations establish risk-adjusted measures and relevant capital levels that
implement the “prompt corrective action” standards.

The relevant capital measures are the total risk-based capital ratio,
Tier 1 risk-based capital ratio, Common equity tier

1 capital ratio, as well as the leverage capital ratio.

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
●
“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater,

a Tier 1 risk-based capital ratio
of 6.0% or greater, a Common Equity Tier

1 capital ratio of 4.5% or greater, and generally has a leverage capital
ratio of 4.0% or greater;
●
“undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier

1 risk-based capital ratio of less
than 6.0%, a Common Equity Tier 1 capital

ratio of less than 4.5% or generally has a leverage capital ratio of less than 4.0%;
●
“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier

1 risk-based
capital ratio of less than 6.0%, a Common Equity Tier 1

capital ratio of less than 3%, or a leverage capital ratio of less than 3.0%; or
● “critically undercapitalized” if its tangible equity is equal to or less than 2.0% to total assets.
The federal bank regulatory agencies have authority to require additional capital where they determine it is necessary,
including where a bank is unsafe or unsound condition or where the bank is determined to have less than a satisfactory
rating on any of its CAMELS ratings. The regulators have confirmed that higher capital levels may be required in light of
market conditions and risk.
Depository institutions that are “adequately capitalized” for bank regulatory purposes must receive a waiver from the FDIC
prior to accepting or renewing brokered deposits, and cannot pay interest rates or brokered deposits that exceeds market
rates by more than 75 basis points.

Banks that are less than “adequately capitalized” cannot accept or renew brokered
deposits.

FDICIA generally prohibits a depository institution from making any capital distribution,

including paying
dividends or any management fee to its holding company,

if the depository institution thereafter would be
“undercapitalized”.

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

If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim against the holding company’s capital
restoration obligation would be entitled to a priority in such bankruptcy proceeding over third-party creditors of the bank
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

Because the Company and the Bank exceed applicable capital requirements,
Company and Bank management do not believe that the prompt corrective action provisions of FDICIA have had or are
expected to have any material effect on the Company and the Bank or their respective operations.

Community Bank Leverage Ratio Framework
Section 201 of the 2018 Growth Act provides that banks and bank holding companies with consolidated assets of less than
$10 billion that meet a “community bank leverage ratio,” established by the federal bank regulators as part of the
community bank leverage ratio framework (“CBLR”).

The federal banking agencies have the discretion to determine that an institution does not qualify for such treatment due to its risk profile. An institution’s risk profile may be assessed by
its off-balance sheet exposure, trading of assets and liabilities, notional derivatives’

exposure, and other methods.
The CBLR framework which became effective January 1,

2020, allows qualifying CBOs to adopt a simple leverage ratio to measure capital adequacy.

The CBLR may be elected by depository institutions and their holding companies and is
intended to reduce regulatory burdens for qualifying community banking organizations that do not use advanced
approaches capital measures, and otherwise qualify.

Eligible institutions

must have:
● less than $10 billion of assets;
● a leverage ratio greater than 9%;
● off-balance sheet exposures of 25% or less of total consolidated assets; and
● trading assets plus trading liabilities of less than 5% of total consolidated assets.
The CBLR leverage ratio is Tier 1 capital divided

by average total consolidated asset for the latest quarter, taking into account the capital simplification discussed above and the CECL related capital transitions.
A CBLR banking organization with a ratio above the requirement will not be subject to other capital and leverage
requirements.

If elected by a banking organization, The CBLR leverage ratio will be the sole capital measure, and electing
institutions will not have to calculate or use any other capital measure for regulatory purposes.

The Company has not
adopted the CBLR, although it believes it is eligible to make such election.

Management believes that current risk-based
capital measures are useful and reflect the risks of the Company’s earning assets in a manner most comparable to other
banking organizations and which may be useful to investors.

It may consider the CBLR in the future.
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

Enforcement Policies and Actions
The Federal Reserve and the Alabama Superintendent examine and regulate our compliance with laws and regulations,
including the CFPB’s regulations.

The CFPB issues regulations, interpretations and enforcement actions under the laws

applicable to consumer financial products and services.

Violations of laws and regulations,

including those administered by
the CFPB, or other unsafe and unsound practices, may result in the Federal Reserve and the

Alabama Superintendent
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
Fiscal and Monetary Policies
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
In light of disruptions in economic conditions caused by the outbreak of COVID-19 and the stress in U.S. financial markets,
the Federal Reserve, Congress and the Department of the Treasury took a host of fiscal and monetary measures to minimize
the economic effect of COVID-19. On March 3, 2020,

the Federal Reserve reduced the Federal Funds rate target by 50 basis points to 1.00-1.25%. The Federal Reserve further reduced the Federal Funds Rate target by an additional 100 basis
points to 0-0.25% on March 16, 2020. The Federal Reserve established various liquidity facilities pursuant to section 13(3)
of the Federal Reserve Act to help stabilize the financial system and purchased large amounts of government and
mortgaged backed securities.

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
● Over $525 billion of PPP loans were made in 2020.
On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits,

and Venues

Act (the “Economic Aid
Act”) was signed into law. The

Economic Aid Act provided a second $900 billion stimulus package, including

$325 billion
in additional PPP loans, changed the eligibility rules to focus more on smaller business, further enhances other Small
Business Association programs.

During early 2022, the Federal Reserve described inflation as “transitory,”

but as inflation continued at increasing rates the
Federal Reserve’s policy changed.

The Federal Reserve increased the target federal funds range by 25 basis points on
March 17, 2022, the first change since March 2020 when the target was set to 0-0.25%.

Further increases were made: 50
basis points on May 5, 75 basis points on each of June 16, July 28, September 22, and November

22, and 50 basis points on
December 15, 2022.

The target rate was increased 25 basis points on February 2, 2023,

and further increases in the target
federal funds rate appear likely if inflation remains elevated.

The target fed funds ranges was 4.50-4.75% on March 17,
2023.
The Federal Reserve’s securities holdings in

its System Open Market Account (“SOMA”) increased from $4.1

trillion on
December 30, 2019 to $9.0 trillion at April 11, 2021,

largely as a result of securities purchases as the Federal Reserve injected liquidity as a result of the COVID-19 pandemic.

On May 4, 2022, the Federal Reserve announced its plan to
reduce its securities holdings in an effort to reduce inflation:
●
Reinvestments of principal of maturing Treasury securities

would be reduced by $30 billion per month for three
months and thereafter would be $80 billion per month.
●
Reinvestments of principal of maturing agency debt and mortgage-backed securities would be reduced by $17.5
billion per month for three months and thereafter would be $35 billion per month.
●
These declines would slow and then stop when the Federal Reserve’s balance sheet was somewhat above the
balance it deemed ample.
The Federal Reserve’s SOMA

was $8.4 trillion on February 13, 2023.
The Federal Reserve seeks to target longer term inflation of 2% based on annual changes in the personal consumption
expenditures.

The Federal Reserve stated on February 1, 2023 that its Federal Open Market Committee is highly attentive to inflation risks and the war in Ukraine is contributing to elevated global uncertainty.

Inflation remained above that rate
through February 2023.

The Chairman of the Federal Reserve’s testimony

to the Senate Banking Committee on March 7,
2023 that inflation remains well above the target, gross domestic product in 2022 was 0.9%, below the trend.

Higher rates
have adversely affected the housing sector and combined with slower output growth, “appear to be weighing on business
fixed investment.”

The labor market is “extremely tight.”

The Chairman concluded:
“We continue to anticipate

that ongoing increases in the target range for the federal funds rate will be appropriate in order
to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time. In addition, we are
continuing the process of significantly reducing the size of our balance sheet.

Although inflation has been moderating in
recent months, the process of getting inflation back down to 2% has a long way to go and is likely to be bumpy.

As I
mentioned, the latest economic data have come in stronger than expected,

which suggests that the ultimate level of interest
rates is likely to be higher than previously anticipated. If the totality of the data were to indicate that faster tightening is
warranted, we would be prepared to increase the pace of rate hikes. Restoring price stability will likely require that we
maintain a restrictive stance of monetary policy for some time.”

The nature and timing of these ongoing changes in monetary policies and their effects on the Company and the Bank cannot
be predicted.
On March 12, 2023, as a result of unrealized securities losses resulting from increased market rates, liquidity issues at two
banks with over $100 billion of assets each being closed on March 10 and 12, 2023,

the Federal Reserve established a new
Bank Term Funding Program

(“BTFP”).

The BTFP offers loans of up to one year to banks, savings associations,

credit
unions, and other eligible depository institutions pledging U.S. Treasuries,

agency debt and mortgage-backed securities,
and other qualifying assets as collateral. These assets will be valued at par.

The BTFP will be an additional source of
liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress.

Further, the Federal Reserve on March 12, 2023 stated

that depository institutions also may obtain liquidity against a wide range of collateral through the Federal Reserve’s

discount window,

which remains open and available. In addition, the
discount window will apply the same margins used for the securities eligible for the BTFP,

further increasing lendable
value at the window.
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

All basis points are annual amounts.

The following table shows the FDIC assessment schedule for Small Banks, such as the

Bank, for the first assessment period
of 2023 to be billed in June 2023:
Established Small Institution
CAMELS Composite
1 or 2 3 4 or 5
Initial Base Assessment Rule 5 to 32 basis points 6 to 30 basis points 16 to 30 basis points
Unsecured Debt Adjustment.

Cannot exceed the lesser of 5
basis points or 50% of the
bank’s initial FDIC
assessment rate
-5 to 0 basis points -5 to 0 basis points -5 to 0 basis points
Brokered Deposit
Adhustment

N/A
Total Base Assessment

Rate
2.5 to 32 basis points 3 to 30 basis points 11 to 30 basis points
These assessments are then adjusted based on the bank’s

CAMELS rating.

For example, Small Banks, with CAMELS
ratings of 1 or 2, have a current total assessment of 2.5 to 15 basis points for the period to be billed in June 2023.
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

As a result, deposit
insurance surcharges on Large Banks ceased, and smaller banks received credits against their deposit assessments from the
FDIC for their portion of assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%.

The Bank’s
credit was $0.2 million, and was received and applied against the Bank’s deposit insurance assessments during 2019 and
2020.

Because of the extraordinary growth in deposits in the first six months of 2020 due to the pandemic and government
stimulus, the DIF’s reserve ratio declined

below 1.35% to 1.30%. The FDIC issued a restoration plan on September 15,
2020 designed to restore the reserve ratio to at least the statutory minimum of 1.35%

within 8 years. Although the FDIC
maintained current assessment rates, the FDIC may increase deposit assessment rates by up to two basis points without
notice, or more following notice and a comment period, to meet the required reserve ratio.

On June 22, 2020, the FDIC issued a final rule designed to mitigate the deposit insurance assessment effect of the PPP and
the related liquidity programs (the “PPPLF”) established by the Federal Reserve.

Specifically, the rule

removes the effects
of participating in PPP and liquidity facilities from the various risk measures used to calculate assessment rates and
provides an offset to assessments for the increase in assessment base rates attributed to participation in the PPP and
liquidity facilities. This had a limited effect on the Bank since it had only one PPP loan of approximately $0.1 million
outstanding on December 31, 2022, and because the Bank never participated in the PPPLF.

The Company recorded FDIC insurance premiums expenses of $0.3 million in both 2022 and 2021.
Lending Practices
CRE
The federal bank regulatory agencies released guidance in 2006 on “Concentrations in Commercial Real Estate Lending”
(the “CRE Guidance”).

The CRE Guidance defines CRE loans as exposures secured by raw land,

land development and
construction (including 1-4 family residential construction), multi-family property,

and non-farm nonresidential property
where the primary or a significant source of repayment is derived from rental income associated with the property (that is,
loans for which 50% or more of the source of repayment comes from third party,

non-affiliated, rental income) or the
proceeds of the sale, refinancing, or permanent financing of this property.

Loans to REITs and

unsecured loans to
developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the CRE
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
The CRE Guidance requires that banks have appropriate processes be in place to identify,

monitor and control risks
associated with real estate lending concentrations.

This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately
designed compensation and incentive programs.

Higher allowances for loan losses and capital levels may also be required.

The CRE Guidance is triggered when either:
●
Total reported

loans for construction, land development, and other land of 100% or more of a bank’s total capital;
or
●
Total reported

loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land
development, and other land are 300% or more of a bank’s

total risk-based capital.

This CRE Guidance was supplemented by the Interagency Statement on Prudent Risk

Management for Commercial Real
Estate Lending (December 18, 2015).

The CRE Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The CRE Guidance did not apply to the Bank’s

CRE lending activities during 2021 or 2022.

At December 31, 2022, the
Bank had outstanding $66.5 million in construction and land development loans and

$203.9 million in total CRE loans
(excluding owner occupied), which represent approximately 58.9% and 182.3%,

respectively, of the Bank’s

total risk-based
capital at December 31, 2022.

The Company has always had significant exposures to loans secured by commercial real
estate due to the nature of its markets and the loan needs of both its retail and commercial customers.

The Company
believes its long-term experience in CRE lending, underwriting policies,

internal controls, and other policies currently in
place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its
concentrations as required under the Guidance.

The Federal Reserve joined the other depository institution regulators in issuing a Proposed

Policy Statement on Prudent
Commercial Real Estate Loan Accommodations and Workouts

on September 15, 2022.

The proposed statement would
build on existing guidance on the need for financial institutions to work prudently and constructively with creditworthy
borrowers during times of financial stress, update existing interagency guidance on commercial real estate loan workouts,
and adds a new section on short-term loan accommodations. The proposed statement would also address recent accounting
changes on estimating loan losses and provide updated examples of how to classify and account for loans subject to loan
accommodations or loan workout activity.

The proposed statement reaffirms two key principles from the 2009 statement:
(1) financial institutions that implement prudent CRE loan accommodation and workout arrangements after performing a
comprehensive review of a borrower's financial condition will not be subject to criticism for engaging in these efforts, even
if these arrangements result in modified loans that have weaknesses that result in adverse credit classification; and (2)
modified loans to borrowers who have the ability to repay their debts according to reasonable terms will not be subject to
adverse classification solely because the value of the underlying collateral has declined to an amount that is less than the
loan balance.

This proposal had not been adopted as of March 1, 2023.
Leveraged Lending

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
The Bank did not have any loans at year-end 2022 or 2021

that were leveraged loans subject to the Interagency Guidance on Leveraged Lending or that were shared national credits.
Other Dodd-Frank Act Provisions
In addition to the capital, liquidity and FDIC deposit insurance changes discussed above,

some of the provisions of the
Dodd-Frank Act we believe may affect us are set forth below.
Executive Compensation, etc.
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

Section
954 augments section 304 of the Sarbanes-Oxley Act, which requires the CEO and

CFO to return any bonus or other
incentive- or equity-based compensation received during the 12 months following the date of similarly inaccurate financial
statements, as well as any profit received from the sale of employer securities during the period,

if the restatement was due
to misconduct.

Unlike section 304, under which only the SEC may seek recoupment, the

Dodd-Frank Act requires the
Company to seek the return of compensation.

On October 2022, the SEC adopted final Rule 10D-14 instructing national securities exchanges to establish specific listing
standards that require each issuer to adopt and comply with a written executive compensation recovery policy.

Under Rule
10D-1, listed companies must recover from current and former executive officers’

incentive-based compensation received
during the three fiscal years preceding the date on which the issuer is required to prepare an accounting restatement to
correct a material error.

On February 23, 2023, Nasdaq proposed to adopt Listing Rule 5608 (the “Nasdaq Rule”).The recovery of erroneously
awarded compensation is required on a “no fault” basis, without regard to whether any misconduct occurred or an executive
officer’s responsibility for the erroneous financial statements.

A restatement due to material noncompliance with any
financial reporting requirement under the securities laws triggers application of the recovery policy. The determination
regarding materiality of an error should be based on facts and circumstances and existing judicial and administrative
interpretations. The proposed Nasdaq Rule requires recovery for restatements that correct errors that are material to
previously issued financial statements (commonly referred to as “Big R” restatements), as well as for restatements that
correct errors that are not material to previously issued financial statements but would result in a material misstatement if
the errors were left uncorrected in the current report or the error correction was recognized in the current period (commonly
referred to as “little r” restatement).

Under the proposed Nasdaq Rule, Nasdaq-listed companies, such as the Company,

will be required to recover the amount
of incentive-based compensation received by an executive officer that exceeds the amount the executive officer would have
received had the incentive-based compensation been determined based on the accounting restatement.

Nasdaq proposes to
define “incentive-based compensation” as any compensation that is granted, earned or vested based wholly or in part upon
the attainment of any financial reporting measure.

Incentive-based compensation is deemed received in the fiscal period during which the financial reporting measure specified in the incentive-based compensation award is attained, even if the
grant or payment of the incentive-based compensation occurs after the end of that period.
The SEC adopted rules in August 2013 to implement pay ratios pursuant to Section 953 of the Dodd-Frank Act comparing
their CEO’s total compensation to the median compensation

of all other employees.

These rules applied beginning to fiscal
year 2017 annual reports and proxy statements.

Smaller reporting companies, such as the Company,

are exempted from
this rule.
The Dodd-Frank Act, Section 955, requires the SEC, by rule, to require that each company disclose in the proxy materials
for its annual meetings whether an employee or board member is permitted to purchase financial instruments designed to
hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the
employee or board member.

The SEC adopted changes to its Reg. S-K Item 407(i) implementing this Section.
The Company’s has had no equity-based compensation

plans or arrangements.

The Company’s insider trading policy,
which applies to all Company and Bank directors, officers, employees and certain independent contractors and specified
related persons (collectively,

“Covered Persons”).

This Policy prohibits Covered Persons, from short-selling Company securities or engaging in transactions involving Company “Derivative Securities.”

This prohibition includes, without
limitation, trading in Company-based put option contracts, including straddles,

and the like.

Derivative Securities include
options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of
an equity or other security, including Company

Securities.

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

board
of directors.
The federal bank regulators stated that this Guidance is expected to generally have less effect on smaller banking
organizations, which typically are less complex and

make less use of incentive compensation arrangements than larger banking organizations.
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
with assets less than $10 billion.

Other Legislative and Regulatory Changes
Various

legislative and regulatory proposals, including substantial changes in banking,

and the regulation of banks, thrifts
and other financial institutions, compensation, and the regulation of financial markets and their participants, and financial
instruments and securities, and the regulators of all of these, as well as the taxation of these entities, are being considered by
the executive branch of the federal government, Congress and various state governments,

including Alabama.

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
●
“qualifying community banks,” defined as institutions with total consolidated assets of less than $10 billion, which
meet a “community bank leverage ratio, which is currently 9.0%, may be deemed to have satisfied applicable risk-
based capital requirements as well as the capital ratio requirements;
●
section 13(h) of the BHC Act, or the “Volcker

Rule,” is amended to exempt from the Volcker

Rule, banks with
total consolidated assets valued at less than $10 billion (“community banking organizations”),

and trading assets
and liabilities comprising not more than 5.00% of total assets; and
●
“reciprocal deposits” will not be considered “brokered deposits” for FDIC purposes,

provided such deposits do not
exceed the lesser of $5 billion or 20% of the bank’s total liabilities

.
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
The FDIC issued comprehensive changes to its brokered deposit rules effective

April 1, 2021. The revised rules establish
new standards for determining whether an entity meets the statutory definition of

“deposit broker,” and identifies a number
of business that automatically meet the “primary purpose exception” from a “deposit broker.”

The revisions also provide
an application process for entities that seek a “primary purpose exception,” but do not meet one of the designated
exceptions.”

The new rules may provide us greater future flexibility,

but we had no brokered deposits at December 31,
2021 or 2022, and historically have not relied on brokered deposits.
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

This temporary relief expired December 31, 2021.

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
The Alabama legislature passed the “LIBOR Discontinuance and Replacement

Act of 2021” which became effective on
April 29, 2021.

On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR

Act”) as
part of the Consolidated Appropriations Act, 2022.

One purpose of the LIBOR Act was to establish a clear and uniform process, on a nationwide basis, for replacing LIBOR in existing contracts the terms of which do not provide for the use of a
clearly defined or practicable replacement benchmark rate, without affecting the ability of parties to use any appropriate
benchmark rate in new contracts.

The LIBOR Act directed the Federal Reserve to issue regulations implementing the
LIBOR Act.

The Federal Reserve adopted final Regulation ZZ on January 26, 2023.

These together with Internal Revenue
Service regulation facilitate the conversion of existing LIBOR-based loans when most popular LIBOR rates cease to be
quoted on June 30, 2023.

The Bank generally prices its variable rate loans based on the prime rate or the five-year Treasury note rate and had no loans bearing LIBOR or other IBOR-based rates at December 31, 2022.

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

We believe the following,

among other things, may affect us in 2023:
●
The COVID-19 pandemic disrupted the economy beginning late in the first quarter of 2020.

Auburn University,
government agencies and businesses were limited to remote work and gatherings were limited.

Supply chains
continue to be disrupted and labor markets remain tight.

Hotels, motels, restaurants, retail and shopping centers
were especially affected.

COVID-19 continues, but with diminishing direct economic effects due to population
health, generally.

President Biden has terminated the COVID-19 national emergencies effective May 11, 2023.
●
Extraordinary monetary and fiscal stimulus in 2020 and in early 2021 offset certain of the pandemic’s adverse
economic effects, but together with supply chain disruptions,

continued consumer demand, Russia’s invasion

of
Ukraine and its effects on energy and food prices, and tight labor markets, have resulted in inflation.

Inflation is
running at levels unseen in decades and well above the Federal Reserve’s long term inflation goal of 2.0%
annually.

Beginning in March 2022, the Federal Reserve has been raising target federal funds interest rates and
reducing its securities holdings in an effort to reduce inflation.

The nature and timing of any future changes in
monetary and fiscal policies and their effect on us cannot be predicted.
●
Market developments, including unemployment, price levels, stock and bond market volatility, and changes,
including those resulting from Russia’s invasion

of Ukraine affect consumer confidence levels, economic activity and inflation.

Increases in market interest rates, inflation and consumer and business confidence may cause
changes in savings and payment behaviors, including potential increases in loan delinquencies and default rates.

These could affect our earnings and credit quality.

●
Our ability to assess the creditworthiness of our customers and those we do business with, and the values of our
assets and loan collateral may be adversely affected and less predictable as a result of inflation and higher market
interest rates

We adopted

CECL on January 1, 2023 as required by generally accepted accounting principles
(“GAAP”).

CECL changed the loss model to take into account current expected credit losses in place of the
incurred loss method used historically under GAAP.

This changes the process we use to estimate losses inherent
in our credit exposures.

The process for estimating expected losses requires difficult,

subjective, and complex
judgments, including forecasts of economic conditions and how those economic predictions might affect the
ability of our borrowers to repay their loans or the value of assets.

Changes in economic conditions and factors
used in our CECL models may increase the variability of our provisions for loan losses and our earnings.
●
Although we had no assets or liabilities that use LIBOR reference rates at the end of 2022,

the end of the LIBOR
reference rate, scheduled for most tenors by June 30, 2023, could adversely affect our counterparties and financial
markets.
Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations

and
financial condition.
Our nonperforming loans were 0.54% of total loans as of December 31,

2022, and we had $2.7 million in other real estate
owned as result of foreclosures or otherwise in full or partial payments in respect of loans (“OREO”).

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
assets.

We cannot be

certain that our allowance for loan losses will be adequate over time to cover credit losses in our
portfolio because of unanticipated adverse changes in the economy,

including the continuing effects of the pandemic and
fiscal and monetary response to COVID-19 and the shift beginning in March 2022 from an extraordinarily expansionary
monetary policies to a tightening monetary policy to fight inflation, loan modifications and deferrals, market conditions or
events adversely affecting specific customers, industries or markets,

including disruptions of supply chains and the war in
Ukraine, and changes in borrower behaviors.

Certain borrowers and their businesses and real estate and commercial projects and businesses may be adversely affected by inflation and higher interest rates, and economic slowdowns arising
from tighter monetary policies.

Various

businesses will be unable to fully pass on increased costs due to inflation, and their profits may shrink.

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

CECL, a new accounting standard for estimating
expected future loan losses, is effective for the Company beginning January

1, 2023, and its effects upon the Company have
not yet been determined.

The CECL model incorporates various economic condition elements,

where changes in fiscal and
monetary policy, as well as

market interest rates, could result in more volatility in our provisions for loan losses under
CECL, which could adversely affect our net income.

Changes in the real estate markets, including the

secondary market for residential mortgage loans, may continue to
adversely affect us.

Beginning in March 2022, inflation and the Federal monetary policies to increase interest rates to fight inflation have
caused mortgage rates to increase significantly.

Higher interest rates and the increased level of housing costs as a result of
the COVID-19 pandemic, have caused housing starts and sales to slow.

House prices have begun to decline in certain
markets from their earlier highs.

This adversely affects our mortgage loan productions and the value of residential mortgage collateral.

Commercial real estate projects economic assumptions may be adversely affected,

and certain projects
with short term and/or unhedged variable rate debt may be especially affected by increased interest rates and a slower
economy.
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
As part of its routine business, the Company originates mortgage loans that it subsequently sells in the secondary market,
including to Fannie Mae, a government sponsored entity (‘GSE”) and other GSEs and government agencies.

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
The CFPB’s residential mortgage servicing

standards may adversely affect our costs to service residential mortgage loans.

The effects of reduced housing starts and mortgage activity due to higher market interest rates, have decreased our
generation of new mortgage loans and related MSRs.

This may be offset by decreases in mortgage prepayments and
refinancings, and corresponding increases in the duration of our existing MSRs and their values.

This net effect could
reduce our aggregate income from servicing these types of loans and make it more difficult and costly to timely realize the
value of collateral securing such loans upon a borrower default.

The Basel III Rules relating to MSRs may also increase the
potential capital required as a result of MSRs, when considered with other capital rule adjustments and deductions.

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

Most
LIBOR reference interest rates used by many financial institutions to price extensions of credit will no longer be quoted
beginning June 30, 2023 and their use has been strongly discouraged by regulatory agencies.

Most banks did not adopt
CECL until January 1, 2023.

These changes, together with any exposures other institutions may have to crypto or digital
assets, could cause disruption and unexpected changes in the industry.

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
Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and the risks of the
assets being financed, which include loans for the acquisition and development of land and residential construction.

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

Excluding owner occupied commercial real estate, we had
40.4%

of our portfolio in CRE loans at year-end 2022

compared to 42.6% at year-end 2021.

The banking regulators
continue to give CRE lending scrutiny and require banks with higher levels of CRE loans to implement improved
underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances
for possible losses and capital levels as a result of CRE lending growth and exposures.

Increases in interest rates beginning
in March 2022 may adversely affect the assumptions and performance of CRE, and the ability of borrowers to refinance on
terms that CRE borrowers and their projects can support.

Lower demand for CRE, and reduced availability of, and higher interest rates and costs for, CRE loans could adversely affect our CRE loans and sales of our OREO, and therefore our
earnings and financial condition, including our capital and liquidity.
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

Adverse changes in the
economic conditions of the Southeastern United States in general, or in one or more of our local markets, including the
effects of higher market interest rates and inflation, supply chain disruptions,

changes in customer behaviors and in the
workforce and demand for space since the COVID-19 pandemic, and the timing and magnitude of future inflation and
interest rates, could negatively affect our results of operations and our profitability.

Our local economy is also affected by
the growth of automobile manufacturing and related suppliers located in our markets and nearby.

Auto sales and housing
sales are cyclical and are affected adversely by higher interest rates.
Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, including loan growth,

we also may consider the acquisition of other businesses.

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

The regulatory agencies are carefully scrutinizing financial institution mergers, and
the merger application process has lengthened.

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
technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology
driven products and services and growing demands for mobile and user-based banking applications. In addition to allowing
us to analyze our customers better, the effective

use of technology may increase efficiency and may enable

financial
institutions to reduce costs, risks associated with fraud and compliance with anti-money laundering and other laws, and
various operational risks. Largely unregulated “fintech” businesses have increased their participation in the lending and
payments businesses, and have increased competition in these businesses. Our future success will depend, in part, upon our
ability to use technology to provide products and services that meet our customers’ preferences and create additional
efficiencies in operations, while avoiding cyber-attacks

and disruptions, data breaches and anti-money laundering and other potential violations of law. The

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

non-banking
firms are using technology to compete with traditional lenders for loans, payments,

and other banking services.

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
counterparties.

The COVID-19 pandemic presented operational challenges to maintaining continuity of operations of
customer services while protecting our employees’ and customers’ safety and similar situations may occur in the future.

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
Our enterprise risk management and internal audit program is designed to mitigate material risks and loss to us. We

have
developed and continue to develop risk management and internal audit policies and procedures to reflect the ongoing
review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be
comprehensive and may not identify timely every risk to which we are exposed, and our internal audit process may fail to
detect such weaknesses or deficiencies timely in our risk management framework. Many of our risk management models
and estimates use observed historical market behavior to model or project potential future exposure.

Models used by our
business, including the new CECL models, are based on assumptions and projections. These models may not operate
properly or our inputs and assumptions may be inaccurate, or changes in economic and market conditions, customer
behaviors or regulations.

As a result, these methods may not fully or timely predict future exposures,

which can be
significantly greater and/or faster than historically.

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

generally.

Our business continuity plans,
including those of our service providers, for back-up and service restoration, may not be effective in the case of widespread
outages due to severe weather, natural disasters, pandemics,

or power, communications and other failures.
Our systems and networks, as well as those of our third-party service providers,

are subject to security risks and could be
susceptible to disruption through cyber-attacks, such as denial of service attacks, hacking,

terrorist activities, or identity
theft.

Cybercrime risks have increased as electronic and mobile banking activities increased as a result of the COVID-19
pandemic, and may increase as a result of the Russia invasion of Ukraine and tensions with mainland China.

Other
financial service institutions and their service providers have reported material security breaches in their websites or other
systems, some of which have involved sophisticated and targeted attacks, including use of stolen access credentials,
malware, ransomware, phishing and distributed denial-of-service attacks, among other means.

Such cyber-attacks may also
seek to disrupt the operations of public companies or their business partners, effect unauthorized fund transfers, obtain
unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems.

Hacking and
identity theft risks, in particular, could cause serious reputational harm.

Despite our cybersecurity policies and procedures and our Board of Director’s and Management’s efforts

to monitor and
ensure the integrity of the systems we use, we may not be able to anticipate the rapidly evolving security threats, nor may
we be able to implement preventive measures effective against all such threats.

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
Proposed rules implementing the executive compensation provisions of the Dodd

-Frank Act may limit the type and
structure of compensation arrangements and prohibit the payment of “excessive compensation”

to our executives. These
restrictions could negatively affect our ability to compete with other companies in recruiting and retaining key personnel.
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

The COVID-19 pandemic, trade wars, tariffs, sanctions and similar events and disputes, domestic and international, have
adversely affected, and may continue to adversely affect

economic activity globally,

nationally and locally.

Market interest
rates have changed significantly and suddenly.

Federal Reserve target federal funds rates declined to 0-0.25%

in March
2020, where these remained until March 2022.

As of March 7, 2023, this had increased to 4.50-4.75% due to inflation.

Such events also may adversely affect business and consumer

confidence, generally.

We and our customers,

and our
respective suppliers, vendors and processors may be adversely affected by rising costs and shortages of needed equipment
and supplies and tight labor markets.

The continuation or worsening of these conditions may adversely affect our
profitability, growth asset quality and

financial condition.

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

We are allowed to carry

-back losses for two years for Federal income tax purposes.

As of December 31, 2022, we had a
net deferred tax asset of $13.8 million with gross deferred tax assets of $15.6 million.

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
Our cost of funds may increase as a result

of general economic conditions, interest rates, inflation

and changes in customer
behaviors and competitive pressures.
The Federal Reserve shifted to a more accommodating monetary policy in Summer

2019. During 2020, the Federal Reserve
reduced its federal funds target to 0-0.25% and has made significant monthly purchases of U.S. Treasury and agency
mortgage-backed securities to help stimulate the economy.

Beginning March 2022, as inflation became more persistent, the
Federal Reserve started increasing interest rates and reducing its holdings of U.S government,

agency and agency
mortgage-backed securities.

Our costs of funds may increase as a result of general economic conditions, increasing interest rates and competitive pressures, and inflation, and anticipated future changes by the Federal

Reserve to reduce inflation.

Traditionally,

we have obtained funds principally through local deposits and borrowings from other institutional lenders
such as the FHLB, which we believe are a cheaper and more stable source of funds than borrowings,

generally.

Increases
in interest rates may cause consumers to shift their funds to more interest-bearing instruments and to increase the
competition for and costs of deposits.

If customers move money out of bank deposits and into other investment assets or from transaction deposits to higher interest-bearing time deposits,

we could lose a relatively low cost source of funds,
increasing our funding costs and potentially reducing our net interest income and net income.

Additionally, any such loss of
funds could result in lower loan originations and growth, which could materially and adversely affect our results of
operations and financial condition.

See “Supervision and Regulation – Fiscal and Monetary Policy.”
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

Our income is primarily driven by the spread between these rates. Net interest income will be adversely affected if market
interest rates and the interest we pay on deposits and borrowings increases faster than the interest earned on loans and
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

The yield curve was inverted at the beginning of March 2023, and this results in a lower spread between our costs of funds and our interest income.

In addition, net interest income could
be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index.

Higher market interest rates and sales of securities held by the Federal

Reserve to reduce
inflation generally reduce economic activity and may loan demand and growth.
The production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within
the markets we serve, as well as interest rates.

Lower interest rates typically increase mortgage originations, decrease MSR values and promote economic growth.

Increases in market interest rates tend to decrease mortgage originations, increase
MSR values, decrease the value and liquidity of collateral securing loans, and potentially increase net interest spread
depending upon the yield curve and the magnitude and duration of interest rate increase, and constrain economic growth.

Increases in market interest rates have also caused unrealized losses in our securities portfolio as our available for sale
investments are carried at fair value and market prices have declined as market interest rates increase.

Although these
unrealized losses do not adversely affect our regulatory capital, these do reduce our reported GAAP tangible stockholders’
equity.

Sales of securities with unrealized losses would result in realized losses for GAAP,

regulatory capital and tax
purposes.

Increases in interest rates may also change depositor behaviors as customers seek higher yielding deposits.

This
may adversely affect our net interest income and net income and may also adversely affect our liquidity.
Liquidity risks could affect operations and jeopardize

our financial condition.
The COVID-19 pandemic generally has increased our deposits and at banks, generally,

while reducing the interest rates
earned on loans and securities.

Such excess liquidity and the resulting balance sheet growth requires capital support

and
reduced returns on assets and equity.

Inflation and tightening monetary policies beginning in early 2022 have increased interest spreads, but may change the mix and costs of our deposits over time.

The growth in deposits exceeded our loan
growth and the difference was invested in high-quality,

marketable U.S. government and government agency securities, including agency mortgage-backed securities.
Liquidity is essential to our business.

An inability to raise funds through deposits, borrowings, proceeds from loan repayments or sales proceeds from maturing loans and securities, and other sources could have a negative effect on our
liquidity.

Our funding sources include deposits (primarily core deposits), federal funds purchased, securities sold under
repurchase agreements, and short-

and long-term debt.

We maintain a portfolio

of marketable high-quality securities that
can be used as a source of liquidity.

As market interest rates have risen, however,

we have experienced unrealized losses
on such securities, which would become realized losses upon the sale of such securities,

and such sales at a loss would
reduce our net income and our regulatory capital.
We are also

members of the FHLB and the Federal Reserve Bank, and we can obtain advances collateralized with eligible
assets, and maintain uncommitted federal funds lines of credit with other banks.

On March 12, 2023, the Federal Reserve
established a new Bank Term

Funding Program (“BTFP”), which offers loans of up to one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S.

Treasuries, agency debt and mortgage-
backed securities, and other qualifying assets as collateral. These assets will be valued at par. The BTFP will be an
additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities
in times of stress.

In addition, the discount window will apply the same margins used for the securities eligible for the
BTFP,

further increasing the value of investment securities at the discount window.
Other sources of liquidity available to the Company or the Bank, if needed, include our ability to acquire additional non-
core deposits.

We may be able, depending

upon market conditions, to otherwise borrow money or issue and sell debt

and
preferred or common securities in public or private transactions.

Our access to funding sources in amounts adequate to
finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us
specifically, or the financial services industry,

the economy and market interest rates and fiscal and monetary policies.

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

Instead of using historical losses, the CECL model is forward-looking with respect to expected
losses over the life of loans and other instruments and the CECL models include inputs based on economic and market
conditions, all of which could materially affect our results of operations and financial condition, including the variability of
our results of operations and our regulatory capital, notwithstanding a three-year phase-in of CECL for regulatory capital
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

“AUBN,” our trading
volume has been limited historically.

As a result, you may be unable to sell or purchase shares of our common stock at the volume, price and time that you desire.

Additionally, whether

the purchase or sales prices of our common stock reflects a
reasonable valuation of our common stock also is affected by limited trading market, and thus the price you receive for a
thinly-traded stock, such as our common stock, may not reflect its true or intrinsic value.

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

Legislative and regulatory changes
The Biden Administration has appointed new members to the FDIC and Federal Reserve boards, and has appointed an
acting Comptroller of the Currency, and

a new full time CFPB director and FDIC Chairman, a new Federal Reserve Vice
Chairman for Supervision and will nominate a new Vice

Chair to replace Lael Brainard.

The Administration and its
appointees propose changes to bank regulation and corporate tax changes that could have an adverse effect on our results of
operations and financial conditions.
We are

subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.
We and our subsidiaries are

regulated by several regulators, including the Federal Reserve, the

Alabama Superintendent,
the SEC and the FDIC.

Although not regulated or supervised by the CFPB, we are subject to the regulations and interpretations of the CFPB and the Federal Reserve’s

supervision of our compliance with such regulations and
pronouncements.

Our success is affected by state and federal laws and regulations affecting banks and bank holding
companies, and the securities markets, and our costs of compliance could adversely affect our earnings.

Banking
regulations are primarily intended to protect depositors, and the FDIC’s

DIF, not shareholders.

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

Our
regulators could have a material adverse effect on financial services regulation, generally.
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
parties regarding

the Bank’s

processing of loans for the PPP and risks of potential

SBA or bank regulatory claims.

The Bank participated as a lender in the PPP and made a total of $56.7 million of PPP loans in 2020 and 2021, generally to
support existing customers in the Bank’s

markets.

All PPP loans made by the Bank have been forgiven by the SBA, except for one credit where the borrower is voluntarily repaying the loan.

Since the beginning of the PPP,

various banks have
been subject to litigation regarding the processes and procedures used in processing applications for the PPP,

and greater
governmental attention is directed at preventing fraud.

We may be exposed to

similar litigation risks, from both customers
and non-customers that approached the Bank regarding PPP loans that we extended.

The SBA, the Department of Justice and the bank regulators are investigating various PPP lenders and borrowers with
respect to potential fraud or improper activities under the PPP loan programs.

Although the SBA has not indicated any
issues with the Bank’s participation in the PPP

program and honored all PPP forgiveness requests, the Bank could have potential liability if the SBA later determines deficiencies in the manner in which PPP loans were originated, funded or
serviced by the Bank, such as an issue with the eligibility of a borrower to receive a

PPP loan, or its forgiveness of a PPP
properly, including those related

to the ambiguities in the laws, rules and guidance regarding the PPP’s operation.
The Bank is unaware of any such investigation or claims. If any such claims are made against the Bank and are not resolved
favorably to the Bank, it may result in financial liability or adversely affect our reputation.

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

See
“Supervision and Regulation—Basel III Capital Rules.”

Although we currently have capital ratios
that exceed all these minimum levels and a strategic plan to maintain these levels,

we or the Bank may be unable to
continue to satisfy the capital adequacy requirements and/or maintain our liquidity for various reasons, which may include:

●
losses and/or increases in the Bank’s credit risk assets

and expected losses resulting from the deterioration in the
creditworthiness of borrowers and the issuers of equity and debt securities;
●
difficulty in refinancing or issuing instruments upon redemption or at maturity of such instruments to raise capital
under acceptable terms and conditions;
● declines in the value of our securities portfolios;
● revisions to the regulations or their application by our regulators that increase our capital requirements;
●
reduced total earnings on our assets will reduce our internal generation of capital available to support our balance
sheet growth;
●
reductions in the value of our MSRs and DTAs;

and other adverse developments; and
● unexpected growth and an inability to increase capital timely.
A failure to remain “well capitalized,” for bank regulatory purposes, including meeting the

Basel III Capital Rule’s
conservation buffer, could adversely affect

customer confidence, and our:

● ability to grow;
● the costs of and availability of funds;
● FDIC deposit insurance premiums;
● ability to raise or replace brokered deposits;
● ability to pay or increase dividends on our capital stock.
● ability to make discretionary bonuses to attract and retain quality personnel;
● ability to make acquisitions or engage in new activities;
● flexibility if we become subject to prompt corrective action restrictions; and
●
ability to make payments of principal and interest on any of our capital instruments that may be then outstanding.
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
Housing Act and other fair lending laws and regulations, including CFPB regulations or interpretations, could subject us to
enforcement actions or litigation, and could have a material adverse effect on our business financial condition and results of
operations. Our Bank is also subject to the CRA and periodic CRA examinations. The CRA requires us to serve our entire
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
The Federal banking regulators jointly proposed comprehensive revisions to their CRA regulations on May 5, 2022, and
which may be adopted in the first half of 2023.

These revisions have not been finalized but could have significant effects on our compliance costs and activities.

See “Supervision and Regulation -
Community Reinvestment Act and Consumer
Laws.”
COVID-19 Risks
The national emergencies related to COVID-19 have been terminated by the President effective May 11, 2023.

The
medical and direct economic effects of COVID-19 diminished

over 2022 and are not directly affecting the Company’s
business.

COVID-19 continues to have various indirect effects and risks, the most important of which are described herein,
including continuing inflation and the Federal Reserve’s

change from accommodative monetary policy to a tightening
monetary policy to fight inflation following significant fiscal and monetary stimuli provided to reduce the effects of
COVID-19 pandemic on the economy, as

well significant changes resulting from the pandemic, including supply chain disruptions, a tight labor market, remote work away from the office, population and business shifts within regions of the
United States, changes in real estate utilization, and shortages of housing and increases in rents and housing costs in various
areas of the country. These risks are discussed

in this report.

The Company’s assessment of risks related to

COVID-19 and its effects on the Company applicable

during the pandemic
are discussed in the Company‘s Annual Report on Form 10-K filed with the SEC on March

8, 2022 under the caption “Risk
Factors-COVID 19 Risks” and in our Quarterly Reports on Form 10-Qs though

September 30, 2022.

ITEM 1B. UNRESOLVED

STAFF COMMENTS
None.
ITEM 2. DESCRIPTION OF PROPERTY
The Bank conducts its business from its main office and seven full-service branches.

The Bank also operates a loan
production office in Phenix City,

Alabama.
The Bank owns its main campus in downtown Auburn, Alabama, which comprises over 4 acres and includes the newly
constructed AuburnBank Center,

which was completed in May 2022 and held its grand opening in June 2022.

The
AuburnBank Center has approximately 90,000 square feet of space.

The AuburnBank Center includes the Bank’s

main
office, Auburn loan production office, and all of its back-office operations.

The main office branch offers the full line of
the Bank’s services and has one

ATM.

The Bank’s drive-through facility located

on the main office campus was
constructed in October 2012.

This drive-through facility has five drive-through lanes, including an ATM,

and a walk-up
teller window.

The Bank has approximately 46,000 square feet of office space and approximately 5,000 square feet of
retail space in the new AuburnBank Center building available for lease to third party tenants.
In February 2022, the Company entered into an agreement to sell a parcel of approximately

0.85 acres to a hotel developer.

As part of the agreement, the Bank negotiated a long-term lease with the hotel developer for 100 to 150 parking spaces in
the Bank’s parking deck.

In October 2022, the Company closed the sale at the agreed upon price of $4.3 million, and
recognized a $3.2 million gain.
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

In May 2022, the Bank’s land lease renewed

for another one year term.
This branch offers the full line of the Bank’s

services including safe deposit boxes and a drive-through window and parking for approximately 11 vehicles, including a handicapped

ramp.
In November 2002, the Bank opened a loan production office

in Phenix City, Alabama, about 35

miles south of Auburn,
Alabama. In November 2022, the Bank renewed its lease for another year.
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

This branch offers parking for
approximately 35 vehicles.

Prior to December 2011, the Bank had operated

a loan production office in Valley,

which was
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

Auburn
Kroger branch was located in the Kroger supermarket in the same shopping center since August 1988. The current Corner
Village branch offers the

full line of the Bank’s deposit and other services including an ATM,

except safe deposit boxes.
In September 2015, the Bank relocated its Auburn Wal

-Mart Supercenter branch in south Auburn, which had been opened in 2004 to a new building, which the Bank built in 2015 at the intersection of S. Donahue

Avenue and E. University

Drive
in Auburn, Alabama.

The South Donahue branch has approximately 3,600 square feet of space.

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
In addition to the eight ATMs

at various branch locations, mentioned above, the Bank also has five

ATMs

located at
various locations within our primary service area.
In September 2018, the Bank opened a loan production office on East Samford

Avenue in Auburn,

Alabama.

The location
has approximately 2,500 square feet of space and is leased through 2028.

This loan production office was relocated to the
newly developed AuburnBank Center in June 2022.

The Company has entered into a sublease agreement with a tenant for three years with an option to renew for three additional years.
ITEM 3.

LEGAL PROCEEDINGS
In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The
Company’s management believe

there are no pending or threatened legal proceedings that, upon resolution, are expected to
have a material adverse effect upon the Company’s

or the Bank’s financial condition

or results of operations.
ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.
PART

II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER

MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is listed

on the Nasdaq Global Market, under the symbol “AUBN”. As of March 16,

2023,
there were approximately 3,500,879 shares of the Company’s

Common Stock issued and outstanding, which were held by
approximately 359 shareholders of record. The following table sets forth, for the indicated

periods, the high and low closing
sale prices for the Company’s Common Stock

as reported on the Nasdaq Global Market, and the cash dividends declared to
shareholders during the indicated periods.

Closing

Cash

Price

Dividends

Per Share (1)
Declared

High Low
2022
First Quarter $

34.49

$

31.75

$

0.265

Second Quarter

33.57

27.04

0.265

Third Quarter

29.02

23.02

0.265

Fourth Quarter

24.71

22.07

0.265

2021
First Quarter $

48.00

$

37.55

$

0.26

Second Quarter

38.90

34.50

0.26

Third Quarter

35.36

33.25

0.26

Fourth Quarter

34.79

31.32

0.26

(1)

The price information represents actual transactions.

The Company has paid cash dividends on its capital stock since 1985. Prior to this time, the

Bank paid cash dividends since
its organization in 1907, except during the Depression years of 1932 and 1933. Holders of Common Stock are entitled to
receive such dividends when, as and if may be declared by the Company’s

Board of Directors. The amount and frequency
of cash dividends will be determined in the judgment of the Board based upon a number of factors, including the
Company’s earnings, financial

condition, liquidity, capital and

regulatory requirements and other relevant factors and the
availability of dividend payable by the Bank consistent with amounts available therefore, including the Bank’s earnings,
financial condition, liquidity, regulatory

and capital requirements and other relevant factors. The Board currently intends to continue its present dividend policies.
Federal Reserve policy could restrict future dividends on our Common Stock, depending on our earnings and capital
position and likely needs. See “Supervision and Regulation – Payment of Dividends”

and “Management’s Discussion

and
Analysis of Financial Condition and Results of Operations – Capital Adequacy”.
The amount of dividends payable by the Bank is limited by law and regulation.

The need to maintain adequate capital and
liquidity in the Bank also limits dividends that may be paid to the Company.

# Auburn National Bancorporation, Inc.

Total Return Performance
250
200
150
100
50
0
Index Value
Auburn National Bancorporation, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Southeast Region Index
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Performance Graph
The following performance graph compares the cumulative, total return on the

Company’s Common Stock

from
December 31, 2017 to December 31, 2022, with that of the Nasdaq Composite Index and

S&P U.S. BMI Banks – Southeast
Region Index (assuming a $100 investment on December 31, 2017). Cumulative total return represents the change in stock
price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.
Period Ending
Index 12/31/2017 12/31/2018 12/31/2019 12/30/2020 12/31/2021 12/31/2022
Auburn National Bancorporation, Inc. 100.00
83.35 143.34 115.20 91.76 67.91
NASDAQ Composite Index 100.00
97.16 132.81 192.47 235.15 158.65
S&P U.S. BMI Banks - Southeast Region Index 100.00
82.62 116.45 104.41 149.13 121.30

Issuer Purchases of Equity Securities
Period
Total Number of
Shares Purchased
Average Price Paid
per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
The Approximate
Dollar Value

of Shares
that May Yet

Be Under
the Plans or Programs
October 1 – October 31, 2022 –– –– –– 4,659,289
November 1 – November 30, 2022

1,903

23.28

1,903

4,614,989
December 1 – December 31, 2022 –– –– –– 4,614,989
Total

1,903

23.28

1,903

4,614,989
On April 12, 2022, the Board of Directors of Auburn National Bancorporation, Inc. (the "Company") announced that its Board of
Directors had approved a new stock repurchase program to replace the repurchase program that expired on March 31, 2022. The new program authorized the repurchase, from time to time, of up to $5 million of the Company’s issued and outstanding common stock through the earliest of (i) the expenditure of $5 million on Share repurchases, (ii) the termination or replacement of the Repurchase Plan and (iii) April 15, 2024. The stock repurchases may be open-market or private purchases, negotiated transactions, block purchases, and otherwise.
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

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
The following is a discussion of our financial condition at December 31,

2022 and 2021 and our results of operations for
the years ended December 31, 2022 and 2021. The purpose of this discussion is to provide information about our financial
condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Alabama.

The Bank also operates a loan production office in Phenix

City,
Alabama.

Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2022 2021
Net interest income (a) $ 27,622 $ 24,460
Less: tax-equivalent adjustment 456 470
Net interest income (GAAP) 27,166 23,990
Noninterest income 6,506 4,288
Total revenue 33,672 28,278
Provision for loan losses 1,000 (600)
Noninterest expense 19,823 19,433
Income tax expense

2,503 1,406
Net earnings $ 10,346 $ 8,039
Basic and diluted net earnings per share $ 2.95 $ 2.27
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
Financial Summary
The Company’s net earnings were $10.3

million for the full year 2022, compared to $8.0 million for the full year 2021.

Basic and diluted net earnings per share were $2.95 per share for the full year 2022,

compared to $2.27 per share for the full
year 2021.

Net interest income (tax-equivalent) was $27.6 million in 2022, a

13% increase compared to $24.5 million in 2021. This
increase was primarily due to improvements in the Company’s

net interest margin.

The Company’s net interest margin
(tax-equivalent) was 2.81% in 2022, compared to 2.55% in 2021.

This increase was primarily due to changes in our asset
mix and higher market interest rates on interest earning assets,

while our cost of funds decreased 4 basis points to 0.35%.

At December 31, 2022, the Company’s allowance

for loan losses was $5.8 million, or 1.14% of total loans, compared to
$4.9 million, or 1.08% of total loans, at December 31, 2021.

At December 31, 2022, the Company’s recorded

investment
in loans considered impaired was $2.6 million with a corresponding valuation allowance

(included in the allowance for loan
losses) of $0.5 million, compared to a recorded investment in loans considered impaired of $0.2 million with no
corresponding valuation allowance at December 31, 2021.

The Company recorded a charge to provision for loan losses of
$1.0 million in 2022 compared to a negative provision for loan losses of $0.6 million during 2021.

The provision for loan
losses in 2022 was primarily related to loan growth and the downgrade of one borrowing relationship.

The provision for
loan losses is based upon various estimates and judgements, including the absolute level of loans, loan growth, credit
quality and the amount of net charge-offs.

Net charge-offs as a percent of average loans were 0.04%

in 2022 compared to
0.02% in 2021.

Noninterest income was $6.5 million in 2022 compared to $4.3 million in 2021.

The increase was primarily related to a
$3.2 million gain on the sale of land adjacent to the Company’s headquarters.

Excluding the impact of this gain,
noninterest income was $3.3 million in 2022, a 24% decrease compared to 2021.

This decrease in noninterest income was
primarily due to a decrease in mortgage lending income

of $0.9 million as refinance activity slowed in our primary market area related to higher market interest rates.

Noninterest expense was $19.8

million in 2022 compared to $19.4

million in 2021. Noninterest expense included a $1.6
million employee retention credit recognized in 2022.

Excluding the impact of this payroll tax credit, noninterest expense was $21.4 million in 2022, a 10% increase compared to 2021.

The increase in noninterest expense was primarily due to
increases in net occupancy and equipment expense of $1.0 million related to the Company’s new headquarters, which
opened in June 2022,

an increase in salaries and benefits expense of $0.6 million, and increases in other noninterest expense of $0.4

million.

Income tax expense was $2.5 million in 2022,

compared to $1.4 million in 2021.

The Company’s effective tax

rate for
2022 was 19.48%, compared to 14.89% in 2021.

This increase in tax expense was primarily due to increased pre-tax earnings in 2022 and additional income tax expense of $0.2 million related to the Company’s decision to surrender certain
bank-owned life insurance contracts in 2022.

The Company’s effective income

tax rate is principally impacted by tax-
exempt earnings from the Company’s investments

in municipal securities, bank-owned life insurance, and New Markets
Tax Credits.

The Company paid cash dividends of $1.06 per share in 2022, an increase of 2% from 2021.

At December 31, 2022, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 16.25

%, a tier 1 leverage ratio of 10.01% and common equity
tier 1 (“CET1”) of 15.39%

at December 31, 2022.

COVID-19 Impact Assessment
The COVID-19 pandemic has occurred in waves of different

variants since the first quarter of 2020. Vaccines

to protect
against and/or reduce the severity of COVID-19 were widely introduced at the beginning of 2021. At times, the pandemic
severely restricted the level of economic activity in our markets. In response to the

COVID-19 pandemic, the State of
Alabama, and most other states, have taken preventative or protective actions to prevent the spread of the virus, including
imposing restrictions on travel and business operations and a statewide mask mandate,

advising or requiring individuals to
limit or forego their time outside of their homes, limitations on gathering of people and social distancing,

and causing
temporary closures of businesses that have been deemed to be non-essential. Though certain of these measures have been
relaxed or eliminated, especially as vaccination levels increased, such measures could be reestablished in cases of new
waves, especially a wave of a COVID-19 variant that is more resistant to existing vaccines,

booster vaccines and newly
developed treatments.

COVID-19 significantly affected local state, national and global health and economic activity and its future effects are
uncertain and will depend on various factors, including, among others, the duration and scope of the pandemic, especially
new variants of the virus, effective vaccines and drug treatments, together with governmental, regulatory and private sector
responses. COVID-19 has had continuing significant effects

on the economy, financial

markets and our employees,
customers and vendors. Our business, financial condition and results of operations generally rely upon the ability of our
borrowers to make deposits and repay their loans, the value of collateral underlying our secured loans, market value,
stability and liquidity and demand for loans and other products and services we offer,

all of which are affected by the
pandemic.

We believe that the

direct economic effects of COVID-19 are diminishing, but that indirect effects from the
pandemic and government economic and monetary stimuli to counter the pandemic,

continue.

These indirect effects
include a tight labor market, supply chain disruptions, consumer demand and the economic effects of these stimulative
government fiscal and monetary policies in response to COVID-19 beginning in early

2020, which have led to inflation and
to the Federal Reserve tightening its monetary policies to fight inflation beginning March

2022.
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

COVID-19 variants.

Bank
employees, generally, are

working full time in the office although we have provided scheduling flexibility to our
employees.
●
We serviced the financial

needs of our commercial and consumer clients with extensions and deferrals to loan
customers effected by COVID-19, provided such customers

were not more than 30 days past due at the time of the
request; and

●
We

were an active PPP lender and made an aggregate of 677 PPP loans totaling approximately $56.7 million.

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

As of December 31, 2022, we
had only one outstanding PPP loan since all but one such loan had been forgiven by the

SBA.
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

The Federal Reserve has begun rapidly increasing its target
federal funds rate from 0 – 0.25% at the beginning of March 2022 to 4.25 – 4.50%

at December 31, 2022, and 4.50 – 4.75%
at January 31, 2023.

The Federal Reserve also has been reducing its holdings of securities in its SOMA account to reduce
market liquidity and counteract inflation.
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

2021, we had received payments and
forgiveness on all PPP loans extended in 2020.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits,

and Venues

Act (the “Economic Aid
Act”) was signed into law. The

Economic Aid Act provided a second $900 billion stimulus package, including

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

Aid Act. Through
December 31, 2022, we have recognized all of these fees, net of related costs.

As of December 31, 2022, we have received
payments and forgiveness on all but one PPP loan, in the amount of $0.1 million, under the Economic Aid Act.

We believe that the COVID-19

pandemic stimuli and decreased economic activity increased customer liquidity and tier
deposits at the Bank and decreased loan demand, while monetary stimulus reduced interest rates and our costs of funds and
our interest earnings on loans.

As a result, our net interest margin was adversely affected.

A return to higher interest rates
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

We continue to closely

monitor the pandemic’s effects,

and are working to continue our services and to address
developments as those occur. Our results of operations

for the year ended December 31, 2022, and our financial condition at that date, which reflect only the continuing direct and indirect effects of the pandemic, may not be indicative of future
results or financial conditions, including possible changes in monetary or fiscal stimulus,

and the possible effects of the
expiration or extension of temporary accounting and bank regulatory relief measures in response to the COVID-19
pandemic.

As of December 31, 2022,

all of our capital ratios were in excess of all regulatory requirements to be well capitalized.

Inflation and the shift from stimulative monetary policy in response to the COVID-19 pandemic to tightening monetary
policy beginning in March 2022 to fight inflation could result in adverse changes to credit quality and our regulatory capital
ratios, and inflation will affect our costs, interest rates and the values of our assets and liabilities, changes in customer
savings and payment behaviors and economic activity.

Continuing supply chain disruptions and tight labor markets also adversely affect the levels and costs of economic activities.

We continue to closely

monitor these continuing effects of the
pandemic, and are working to anticipate and

address developments.
The CARES Act and the 2020 Consolidated Appropriations Act provide eligible employers an employee retention credit
related to COVID-19.

After consultation with our tax advisors, we filed amended payroll tax returns with the IRS, and
received an employee retention credit of approximately $1.6 million.
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

In addition, our regulators, as an integral part of their examination process, will periodically review the Company’s loans and

allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan losses based on their judgment about information available to them at the
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
The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At December 31, 2022 and 2021, and for the years then ended, the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.
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

Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2022, the Company increased its look-back period to

55 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

During 2021, the Company adjusted certain qualitative
and economic factors to reflect improvements in economic conditions in our primary market area that had previously been
observed as a result of the COVID-19 pandemic.

No changes were made to qualitative and economic factors during 2022.

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
The Company is required to own certain stock as a condition of membership, such as

FHLB and FRB.

These non-
marketable equity securities are accounted for at cost which equals par or redemption value.

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

Other Real Estate Owned
Other real estate owned or OREO, consists of properties obtained through foreclosure or in satisfaction of loans and is
reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as a
charge-off through the allowance for loan losses. Additional

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

2022 we had total deferred tax assets of $15.6 million
included as “other assets”, including $13.7 million resulting from unrealized losses in our securities portfolio.

Based upon
the level of taxable income over the last three years and projections for future taxable income over the periods in which the
deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these
deductible differences at December 31, 2022. The amount of the deferred tax assets considered realizable, however, could
be reduced if estimates of future taxable income are reduced.
Average Balance

Sheet and Interest Rates
Year ended December 31

2022 2021
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 454,604 4.45% $ 459,712 4.45%
Securities - taxable 364,029 1.81% 320,766 1.28%
Securities - tax-exempt (a) 61,591 3.53% 62,736 3.57%
Total securities 425,620 2.06% 383,502 1.66%
Federal funds sold 43,766 1.00% 38,659 0.15%
Interest bearing bank deposits 58,141 0.99% 77,220 0.13%
Total interest-earning assets 982,131 3.05% 959,093 2.81%
Deposits:

NOW 197,177 0.19% 178,197 0.12%
Savings and money market 327,139 0.20% 296,708 0.22%
Certificates of deposits 154,273 0.84% 159,111 1.03%
Total interest-bearing deposits 678,589 0.34% 634,016 0.39%
Short-term borrowings 4,516 1.33% 3,349 0.51%
Total interest-bearing liabilities 683,105 0.35% 637,365 0.39%
Net interest income and margin (a) $ 27,622 2.81% $ 24,460 2.55%
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures".
RESULTS

OF OPERATIONS
Net Interest Income and Margin
Net interest income (tax-equivalent) was $27.6 million in 2022, compared to $24.5 million in 2021.

This increase was due
to improvements in the Company’s net interest

margin (tax-equivalent).

Net interest margin (tax-equivalent) increased to
2.81% in 2022, compared to 2.55% in 2021 due to increases in the Federal

Reserve’s target federal

funds rates beginning
March 17, 2022, and changes in our asset mix.

During 2022, the Federal Reserve increased the target federal funds range from 0 – 0.25% to 4.25 – 4.50%.

The

target rate was increased another 25 basis points on January 31, 2023,

and further
increases in the target federal funds rate appear likely if inflation remains elevated.

Net interest income (tax-equivalent)
included $0.3 million in PPP loan fees, net of related costs for 2022,

compared to $1.0 million for 2021.

See “Supervision
and Regulation – Fiscal and Monetary Policies”.
The tax-equivalent yield on total interest-earning assets increased by 24 basis points to 3.05% in 2022 compared to 2.81%
in 2021.

This increase was primarily due to changes in our asset mix and higher market interest rates on interest earning
assets.

The cost of total interest-bearing liabilities decreased by 4 basis points to 0.35%

in 2022 compared to 0.39% in 2021.

The
net decrease in our funding costs was primarily due to a portion of our time deposits repricing into lower prevailing market
interest rates during 2022.

Our deposit costs may increase as the Federal Reserve increases its target federal funds rate,
market interest rates increase, and as customer savings behaviors change as a result of inflation and higher market interest
rates on deposits and other alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risk to interest rate
fluctuations.

Deposit and loan pricing remains competitive in our markets.

We believe this

challenging competitive
environment will continue in 2023.

Our ability to hold our deposit rates low until our interest-earning assets reprice will be
important to maintaining or potentially increasing our net interest margin during the monetary tightening cycle that we
believe will continue in 2023.

Provision for Loan Losses
The provision for loan losses represents a charge to earnings necessary to provide an allowance for loan losses that
management believes, based on its processes and estimates, should be adequate to provide for the probable losses on
outstanding loans. At December 31, 2022, the Company’s

recorded investment in loans considered impaired was $2.6
million with a corresponding valuation allowance (included in the allowance for loan losses) of $0.5 million, compared to a
recorded investment in loans considered impaired of $0.2 million with no corresponding valuation allowance at December
31, 2021.

The Company recorded a charge to provision for loan losses of $1.0 million during 2022, compared to a negative
provision for loan losses of $0.6 million during 2021.

The provision for loan losses in 2022 was primarily related to loan growth and the downgrade of one borrowing relationship.

The provision for loan losses is based upon various estimates and judgments, including the absolute level of loans, loan growth, credit quality and the amount of net charge-offs.

Net
charge-offs as a percent of average loans were 0.04% in 2022 compared to 0.02% in 2021.

Based upon its assessment of the loan portfolio, management adjusts the allowance for loan losses to an amount it believes
should be appropriate to adequately cover its estimate of probable losses in the loan portfolio.

The Company’s allowance
for loan losses as a percentage of total loans was 1.14% at December 31, 2022, compared to 1.08% at December 31, 2021.
While the policies and procedures used to estimate the allowance for loan losses, as well as the resulting provision for loan
losses charged to operations, are considered adequate by management and are reviewed from time to time by our regulators,
they are based on estimates and judgments and are therefore approximate and imprecise.

Factors beyond our control (such
as conditions in the local and national economy,

inflation and market interest rates, and local real estate markets and businesses) may have a material adverse effect on our asset

quality and the adequacy of our allowance for loan losses under
CECL resulting in significant increases in the provision for credit losses.
Noninterest Income

Year ended December 31
(Dollars in thousands) 2022 2021
Service charges on deposit accounts $ 598 $ 566
Mortgage lending 650 1,547
Bank-owned life insurance 317 403
Gain on sale of premises and equipment 3,234 —
Securities gains, net 12 15
Other 1,695 1,757
Total noninterest income $ 6,506 $ 4,288
The Company’s noninterest income from

mortgage lending is primarily attributable to the (1) origination and sale of new mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale
of the mortgage loans originated, origination fees, underwriting fees and other fees associated with the origination of
mortgage loans, which are netted against the commission expense associated with these originations. The Company’s
normal practice is to originate mortgage loans for sale in the secondary market and to either sell or retain the MSRs when
the loan is sold.

MSRs are recognized based on the fair value of the servicing right on the date the corresponding mortgage loan is sold.

Subsequent to the date of transfer, the Company

has elected to measure its MSRs under the amortization method.

Servicing
fee income is reported net of any related amortization expense.

The Company evaluates MSRs for impairment quarterly.

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

The following table presents a breakdown of the Company’s

mortgage lending income for 2022 and 2021.
Year ended December 31
(Dollars in thousands) 2022 2021
Origination income $ 309 $ 1,417
Servicing fees, net 341 130
Total mortgage lending income $ 650 $ 1,547
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
In October 2022, the Company closed the sale of approximately 0.85 acres of land located next to the Company’s
headquarters in Auburn, Alabama for a purchase price of $4.3 million.

The sale resulted in a gain of $3.2 million, net of
prorations, closing costs and costs of demolishing the Bank’s former main office building.

Noninterest Expense
Year ended December 31
(Dollars in thousands) 2022 2021
Salaries and benefits $ 12,307 $ 11,710
Employee retention credit (1,569)
—

Net occupancy and equipment 2,742 1,743
Professional fees 975 995
FDIC and other regulatory assessments 404 426
Other 4,964 4,559
Total noninterest expense $ 19,823 $ 19,433
The increase in salaries and benefits was primarily due to a decrease in deferred costs related to the PPP loan program, and
routine annual wage and benefit increases.

The employee retention tax credit of $1.6 million in 2022 relates to a one-time payroll tax credit provided by the CARES
Act and the 2020 Consolidated Appropriations Act.

The increase in net occupancy and equipment expense was primarily due to increased expenses related to the
redevelopment of the Company’s headquarters

in downtown Auburn.

This amount includes depreciation expense and one-
time costs associated with the opening of the Company’s

new headquarters.

The Company relocated its main office branch
and bank operations into its newly constructed headquarters during May 2022.
The increase in other noninterest expense was due to a variety of miscellaneous items including increased information
technology and systems expenses, loan related expenses, losses on New Markets Tax

Credits investments and other
miscellaneous operating expenses.

Income Tax

Expense
Income tax expense was $2.5 million in 2022, compared to $1.4 million in 2021.

The Company’s effective tax

rate for
2022 was 19.48%, compared to 14.89% in 2021.

This increase in tax expense was primarily due to increased pre-tax earnings in 2022 and additional income tax expense of $0.2 million related to the Company’s decision to surrender certain
bank-owned life insurance contracts in 2022.

The Company’s effective income

tax rate is principally

impacted by tax-
exempt earnings from the Company’s investments

in municipal securities, bank-owned life insurance, and New Markets
Tax Credits.
BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $405.3

million at December 31, 2022, compared to $421.9 million at December 31, 2021.

This decrease reflects an increase in the amortized cost basis of securities available-for-sale of $39.2 million, offset by a
decrease of $55.8 million in the fair value of securities available-for-sale.

The increase in the amortized cost basis of
securities available-for-sale was primarily attributable to

management allocating more funding to the investment portfolio following the significant increase in customer deposits.

The decrease in the fair value of securities was primarily due to an increase in long-term market interest rates, which resulted in $13.7 million of deferred tax assets included in our other
assets.

The average annualized tax-equivalent yields earned on total securities were 2.06%

in 2022 and 1.66% in 2021.
The following table shows the carrying value and weighted average yield of securities available-for-sale as of December
31, 2022 according to contractual maturity.

Actual maturities may differ from contractual maturities of mortgage-backed securities (“MBS”) because

the mortgages underlying the securities may be called or prepaid with or without penalty.

December 31, 2022
1 year

1 to 5
5 to 10

After 10
Total

(Dollars in thousands) or less years years years Fair Value
Agency obligations $ 4,935 50,746 69,936 — 125,617
Agency MBS — 7,130 27,153 183,877 218,160
State and political subdivisions 300 642 15,130 45,455 61,527
Total available-for-sale $ 5,235 58,518 112,219 229,332 405,304
Weighted average yield (1):
Agency obligations 1.64% 1.29% 1.83% — 1.61%
Agency MBS — 1.35% 1.56% 2.14% 2.05%
State and political subdivisions 4.00% 1.83% 2.29% 2.77% 2.65%
Total available-for-sale 1.77% 1.30% 1.83% 2.27% 2.00%
(1) Yields are calculated based on amortized cost.
Loans
December 31
(In thousands) 2022 2021
Commercial and industrial $ 66,179 83,977
Construction and land development 66,479 32,432
Commercial real estate

265,181 258,371
Residential real estate 97,735 77,661
Consumer installment 9,546 6,682
Total loans 505,120 459,123
Less:

unearned income
(662) (759)
Loans, net of unearned income
$
504,458 458,364

Total loans, net of unearned income,

were $504.5 million at December 31, 2022, and $458.4 million at December

31, 2021,
an increase of $46.1 million, or 10%.

Total loans at December

31, 2021 included $8.1 million in PPP loans, all but one of
these PPP loans, totaling $0.1 million, were forgiven during

2022.

Excluding PPP loans, total loans, net of unearned
income, increased $54.0 million, or 12% from December 31, 2021.

Four loan categories represented the majority of the
loan portfolio at December 31, 2022: commercial real estate (53%),

residential real estate (19%), construction and land
development (13%), and commercial and industrial (13%).

Approximately 23% of the Company’s commercial

real estate
loans were classified as owner-occupied at December 31,

2022.
Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $7.4 million,
or 1%, and $7.2 million, or 2%, of total loans, net of unearned income at December 31,

2022 and 2021, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at December 31, 2022 and 2021. The Company’s

residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally
viewed as high risk.

The average yield earned on loans and loans held for sale was 4.45% in 2022 and 2021, respectively.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including inflation and the continuing increases in market interest rates, remaining COVID-19
pandemic effects including supply chain disruptions, commercial office occupancy levels, housing supply shortages and
inflation, on our borrowers’ cash flows, real estate market sales volumes and liquidity,

valuations used in making loans and
evaluating collateral, availability and cost of financing properties, real estate industry concentrations, competitive pressures
from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations,

reduced collateral values or
non-existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of
applicable laws and regulations.

Various

projects financed earlier that were based on lower interest rate assumptions than
currently in effect may not be as profitable or successful at higher interest rate currently in effect and currently expected in
the future.

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

20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $22.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.3 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At December 31, 2022, the Bank had no
relationships exceeding these limits.
We periodically analyze

our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We

use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total

risk-
based capital at December 31, 2022 (and related balances at December 31,

2021).

December 31
(In thousands) 2022 2021
Lessors of 1-4 family residential properties $ 52,325 $ 47,880
Multi-family residential properties 41,181 42,587
Hotel/motel 33,457 43,856

In light of disruptions in economic conditions caused by COVID-19, the financial institution regulators have issued
guidance encouraging banks to work constructively with borrowers affected by the virus in our community.

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

The bank recognized that a combination of the payment relief options may be prudent dependent on a borrower’s business
type.

As of December 31, 2022, we had no COVID-19 loan deferrals, compared to one COVID-19 loan deferral totaling
$0.1 million at December 31, 2021, down from $32.3 million of deferrals at the end of 2020.
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
the Company’s estimate of probable

losses inherent in the loan portfolio. The allowance for loan losses was $5.8 million at
December 31, 2022 compared to $4.9 million at December 31, 2021,

which management believed to be adequate at each of
the respective dates. The judgments and estimates associated with the determination of the allowance for loan losses are
described under “Critical Accounting Policies.”

A summary of the changes in the allowance for loan losses and certain asset quality ratios for the years ended December 31,
2022 and 2021 are presented below.

Year ended December 31
(Dollars in thousands) 2022 2021
Allowance for loan losses:
Balance at beginning of period
$ 4,939 5,618
Charge-offs:
Commercial and industrial
(222) —
Construction and land development
— (254)
Residential real estate

— (3)
Consumer installment (70) (37)
Total charge

-offs
(292) (294)
Recoveries:
Commercial and industrial
7 140
Commercial real estate

23 —
Residential real estate

26 55
Consumer installment 62 20
Total recoveries
118 215
Net charge-offs
(174) (79)
Provision for loan losses
1,000 (600)
Ending balance
$ 5,765 4,939
as a % of loans 1.14% 1.08
as a % of nonperforming loans 211% 1,112
Net charge-offs

as a % of average loans
0.04% 0.02
As described under “Critical Accounting Policies”, management assesses the adequacy of the allowance prior to the end of
each calendar quarter. The level of the allowance

is based upon management’s evaluation

of the loan portfolios, past loan
loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay
(including the timing of future payment), the estimated value of any underlying collateral, composition of the loan
portfolio, economic conditions, industry and peer bank loan loss rates, and other pertinent factors. This evaluation is
inherently subjective as it requires various material estimates and judgments including the amounts and timing of future
cash flows expected to be received on impaired loans that may be susceptible to significant change. The ratio of our
allowance for loan losses to total loans outstanding was 1.14% at December 31,

2022, compared to 1.08% at December 31,
2021.

In the future, the allowance for loan losses used in the allowance to total loans outstanding ratio will be determined
in accordance with the CECL standard, and may increase or decrease to the extent the factors that influence our quarterly
allowance assessment,

including changes in economic conditions that are part of our CECL model, either improve or
weaken.

In addition our regulators, as an integral part of their examination process,

will periodically review the Company’s
loans and allowance for loan losses, and may require the Company to make additional provisions to the allowance for loan
losses based on their judgment about information available to them at the time of their examinations.
Nonperforming Assets

At December 31, 2022 the Company had $2.7 million in nonperforming assets compared to $0.8

million at December 31,
2021.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

December 31
(Dollars in thousands) 2022 2021
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 2,731 444
Other real estate owned — 374
Total nonperforming assets $ 2,731 818
as a % of loans and other real estate owned 0.54% 0.18
as a % of total assets 0.27% 0.07
Nonperforming loans as a % of total loans 0.54% 0.10
Accruing loans 90 days or more past due $ — —
The table below provides information concerning the composition of nonaccrual loans at December 31, 2022 and 2021,
respectively.

December 31
(In thousands) 2022 2021
Nonaccrual loans:
Commercial and industrial $ 443 —
Commercial real estate 2,116 187
Residential real estate 172 257
Total nonaccrual loans /

nonperforming loans
$ 2,731 444
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is more
than 90 days past due, unless the loan is both well-secured and in the process of collection.

At December 31, 2022 and
2021, respectively, the Company

had $2.7 million and $0.4

million in nonaccrual loans.
There were no loans 90 days past due and still accruing interest at December 31, 2022 and 2021, respectively.

The table below provides information concerning the composition of OREO at December

31, 2022 and 2021, respectively.
December 31
(In thousands) 2022 2021
Other real estate owned:
Commercial real estate $
—

374
Total other real estate owned $
—

374
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
December 31, 2022, compared to $2.4 million, or 0.5% of total loans at December 31, 2021.

The table below provides information concerning the composition of potential problem loans at December 31, 2022 and
2021, respectively.

December 31
(In thousands) 2022 2021
Potential problem loans:
Commercial and industrial
$
212 226
Construction and land development
—

218
Commercial real estate 161 156
Residential real estate 835 1,748
Consumer installment 47 12
Total potential problem loans $ 1,255 2,360
At December 31, 2022, there were no potential problem loans past due at least 30 but less than 90 days.

The following table is a summary of the Company’s

performing loans that were past due at least 30 days but less than
90 days as of December 31, 2022 and 2021, respectively.

December 31
(In thousands) 2022 2021
Performing loans past due 30 to 89 days:
Commercial and industrial $ 5 3
Construction and land development
—

204
Commercial real estate
—

—

Residential real estate 38 516
Consumer installment 40 25
Total performing loans past due

30 to 89 days
$ 83 748
Deposits
December 31
(In thousands) 2022 2021
Noninterest bearing demand $ 311,371 316,132
NOW 178,641 183,021
Money market 214,298 244,195
Savings 95,652 91,245
Certificates of deposit under $250,000 93,017 101,660
Certificates of deposit and other time deposits of $250,000 or more 57,358 57,990
Total deposits $ 950,337 994,243
Total deposits decreased

$43.9 million, or 4%, to $950.3 million at December 31, 2022,

compared to $994.2 million at
December 31, 2021.

This decrease reflects net outflows to higher yield investment alternatives in a rising interest rate
environment and a decline in balances in existing accounts due to increased customer spending.

Noninterest-bearing
deposits were $311.4 million, or 33% of total

deposits, at December 31, 2022, compared to $316.1 million, or 32% of total deposits at December 31, 2021. We

had no brokered deposits at December 31, 2022 or at December 31, 2021.
Estimated uninsured deposits totaled $381.7 million and $420.8 million at December 31,

2022 and 2021, respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

The average rates paid on total interest-bearing deposits were 0.34%

in 2022 and 0.39% in 2021.

Other Borrowings
Other borrowings generally consist of short-term borrowings and long-term debt.

Short-term borrowings generally consist
of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal fund lines totaling $61.0 million and $41.0 million with none outstanding at December 31,
2022 and 2021, respectively. Securities

sold under agreements to repurchase totaled $2.6 million and $3.4 million at
December 31, 2022 and 2021, respectively.
The average rates paid on short-term borrowings were 1.33%

and 0.51% in 2022 and 2021, respectively.

The Company had no long-term debt outstanding at December 31, 2022 and 2021, respectively.
CAPITAL ADEQUACY
The Company's consolidated stockholders' equity was $68.0 million and $103.7 million as of December 31, 2022 and 2021,
respectively.

The decrease from December 31, 2021 was primarily driven by an other comprehensive loss due to the
change in unrealized gains/losses on securities available-for-sale,

net of tax, of $41.8 million, cash dividends paid of $3.7
million and stock repurchases of $0.5 million, representing 17,183 shares,

which was partially offset by net earnings of
$10.3 million.

Our unrealized losses on securities and the related decline in our accumulated other comprehensive income (“AOCI”)
resulted from increases in market interest rates in 2022 due to inflation and Federal Reserve monetary policy actions.

Our
AOCI declined $41.8 million from $0.9 million at December 31, 2021 to ($40.9) million

This is the primary reason both
our shareholders’ equity and book value per share declined 34%, respectively,

in 2022.

The Bank and the Company, as
permitted by the Federal Reserve and the other Federal bank regulators, made a permanent election in March 2015 to opt
out of the requirement to include most components of AOCI in regulatory capital.

Accordingly, AOCI does not affect

our
capital for regulatory purposes.

If our tangible GAAP equity, however,

ever became negative, Federal Housing Finance
Agency rules could prevent us from obtaining new FHLB lines or advances, even though renewals of existing lines and
advance may be permissible.

Investors may also view tangible GAAP equity,

net of AOCI as important in connection with
capital raising, if any, especially

in stressed economic conditions.

On a GAAP basis, our returns on equity increased as
result of the negative AOCI’s

reduction of stockholders’ equity.
On January 1, 2015, the Company and Bank became subject to the Basel III regulatory capital framework and related
Dodd-Frank Wall Street

Reform and Consumer Protection Act changes. The rules included the implementation of a capital
conservation buffer that is added to the minimum requirements for capital adequacy purposes. The capital conservation
buffer was fully phased-in on January 1, 2019 at 2.5%. A banking organization with a capital conservation buffer of less
than the required minimum amount will be subject to limitations on capital distributions,

including dividend payments and
certain discretionary bonus payments to executive officers.

At December 31, 2022, the Bank’s

ratio exceeded 2.5% and the
capital conservation buffer requirements.
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
The Federal Reserve has treated us as a “small bank holding company’ under the Federal

Reserve’s policy.

Accordingly,
our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s
tier 1 leverage ratio was 10.01%, CET1 risk-based capital ratio was 15.39%, tier 1 risk-based capital ratio was 15.39%, and
total risk-based capital ratio was 16.25%

at December 31, 2022. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio,

8.0% for tier 1 risk-based capital ratio,
and 10.0% for total risk-based capital ratio to be considered “well capitalized.” The

Bank’s capital conservation buffer

was
8.25%

at December 31, 2022.

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
The yield curve has been inverted at various times in 2022 and in the first months of 2023.

An inverted yield curve reduces
the net interest margin expansion that may be expected otherwise as interest rates rise.

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
Earnings simulation
Management believes that interest rate risk is best estimated by our earnings simulation modeling. On at least a quarterly
basis, we simulate the following 12-month time period to determine a baseline net interest income forecast and the
sensitivity of this forecast to changes in interest rates. The baseline forecast assumes an unchanged or flat interest rate
environment. Forecasted levels of earning assets, interest-bearing liabilities, and off-balance sheet financial instruments are
combined with ALCO forecasts of market interest rates for the next 12 months and other factors in order to produce various
earnings simulations and estimates.
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
+/- 20% for a gradual change of 400 basis points
+/- 15% for a gradual change of 300 basis points
+/- 10% for a gradual change of 200 basis points
+/- 5% for a gradual change of 100 basis points

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in
interest rates up or down when compared to the baseline net interest income forecast at December 31, 2022.

Changes in Interest Rates Net Interest Income % Variance

400 basis points
(3.81) %

300 basis points
(2.62)

200 basis points
(1.50)

100 basis points
(0.58)

(100) basis points
(0.59)

(200) basis points
(1.50)

(300) basis points
(2.29)

(400) basis points
(2.92)
At December 31, 2022, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.
Economic Value

of Equity
Economic value of equity (“EVE”) measures the extent that estimated economic values of our assets, liabilities and off-
balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected
cash flows from assets, liabilities and off-balance sheet items, to which establish

a base case EVE. In contrast with our
earnings simulation model which evaluates interest rate risk over a 12-month timeframe, EVE uses a terminal horizon
which allows for the re-pricing of all assets, liabilities, and off-balance sheet items.

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
45% for an instantaneous change of +/- 400 basis points
35% for an instantaneous change of +/- 300 basis points
25% for an instantaneous change of +/- 200 basis points
15% for an instantaneous change of +/- 100 basis points
The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2022.

Changes in Interest Rates EVE % Variance

400 basis points
(3.87) %

300 basis points
(1.11)

200 basis points
0.58

100 basis points
1.16

(100) basis points
(5.12)

(200) basis points
(15.06)

(300) basis points
(28.96)

(400) basis points
(31.85)
At December 31, 2022, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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

Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types of assets and liabilities may lag behind
changes in general market rates. In addition, certain assets, such as adjustable-rate mortgage loans, have features (generally
referred to as “interest rate caps and floors”) which limit changes in interest rates.

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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging
instruments. At December 31, 2022 and 2021, the Company had no derivative contracts to assist in managing interest rate
sensitivity.
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

and the absence of any regulatory
restrictions.
The primary source of funding and liquidity for the Company has been dividends received from the Bank. The Company
depends upon dividends from the Bank for liquidity to pay its operating expense, debt obligations,

if any, and cash
dividends on, and repurchases of, Company common stock.

The Bank’s payment of dividends depends

on its earnings,
liquidity, capital and the absence

of any regulatory restrictions.

If needed, the Company could also issue common stock or
other securities.

Primary sources of funding for the Bank include primarily customer deposits,

together with other borrowings, repayment
and maturity of securities, and sale and repayment of loans.

The Bank has participated in the FHLB’s

advance program to
obtain funding for its growth.

FHLB advances include both fixed and variable terms and are taken out with varying maturities.

The Bank also has access to federal funds lines from various banks and borrowings from the Federal Reserve
discount window.

As of December 31, 2022, the Bank had $312.6 million of borrowing capacity with the FHLB and $61.0
million of federal funds lines, with none outstanding.

Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The following table presents additional information about our contractual obligations as of December 31, 2022, which by
their terms had contractual maturity and termination dates subsequent to December

31, 2022:

Payments due by period
1 year

1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 950,337 894,523 38,266 17,357 191
Operating lease obligations 674 123 237 192 122
Total $ 951,011 894,646 38,503 17,549 313
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column
Management believes that the Company and the Bank have adequate sources of liquidity from deposits, FHLB advances,
sales of securities under agreement to repurchase and federal funds lines, as well as possible sales of securities, to meet all
known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower,
depositor, and creditor requirements over the next 12

months.
The Federal Reserve’s new Bank Term

Funding Program (“BTFP”) established on March 12, 2023, provides additional liquidity, if needed

without suffering any adverse effects from unrealized losses on securities.

BTFP offers loans of up to
one year to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries,
agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.
The BTFP will be an additional source of liquidity against high-quality securities, eliminating an institution's need to
quickly sell those securities in times of stress.

In addition, the discount window will apply the same margins used for the
securities eligible for the BTFP,

further increasing the value of investment securities at the discount window.
Off-Balance Sheet Arrangements
At December 31, 2022, the Bank had outstanding standby letters of credit of $1.

0

million and unfunded loan commitments
outstanding of $87.7 million. Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to
fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold,

obtain FHLB advances, raise
deposits or sell securities available-for-sale, or to purchase federal funds from other financial institutions on a short-term
basis while it obtains the other longer term funding.
Residential mortgage lending and servicing activities
We primarily sell conforming

residential mortgage loans in the secondary market to Fannie Mae while retaining the
servicing of these loans (MSRs). The sale agreements for these residential mortgage loans with Fannie Mae and other
investors include various representations and warranties regarding the origination and characteristics of the residential
mortgage loans. Although the representations and warranties vary among investors,

they typically cover ownership of the
loan, validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan,
compliance with loan criteria set forth in the applicable agreement, compliance with applicable federal, state, and local
laws, among other matters.

The Bank sells mortgage loans to Fannie Mae and services these on an actual/actual basis.

As a result, the Bank is not
obligated to make any advances to Fannie Mae on principal and interest on such mortgage loans where the borrower is
entitled to forbearance.

As of December 31, 2022, the unpaid principal balance of residential mortgage loans,

which we have originated and sold,
but retained the servicing rights (MSRs) totaled $232.7 million. Although these loans are generally sold on a non-recourse
basis, except for breaches of customary seller representations and warranties,

we may have to repurchase residential
mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we
fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a
mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the
mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by
loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has
occurred. We

seek to reduce and manage the risks of potential repurchases or other claims by mortgage loan investors
through our underwriting, quality assurance and servicing practices, including good communications with our residential
mortgage investors.
The Company was not required to repurchase any loans during 2022 and 2021 as a result of representation and warranty
provisions contained in the Company’s sale agre

ements with Fannie Mae, and had no pending repurchase or make-whole requests at December 31, 2022.
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
The agreement under which we act as servicer generally specifies our standards of responsibility for actions taken by us in
such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the
respective servicing agreements. However, if

we commit a material breach of our obligations as servicer,

we may be subject
to termination if the breach is not cured within a specified period following notice. The standards governing servicing and
the possible remedies for violations of such standards are determined by servicing guides issued by Fannie Mae as well as
the contract provisions established between Fannie Mae and the Bank.

Remedies could include repurchase of an affected
loan.
Although to date repurchase requests related to representation and warranty provisions,

and servicing activities have been
limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively
pursue all means of recovering losses on their purchased loans. As of December

31, 2022, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and
the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We

maintain
ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number
of repurchase requests as well as the delinquency rates in our investor portfolios.
Section 4021 of the CARES Act allows borrowers under 1-to-4 family residential mortgage loans sold to Fannie Mae to
request forbearance from the servicer after affirming that such borrower is experiencing financial hardships during the
COVID-19 emergency.

Except for vacant or abandoned properties, Fannie Mae servicers may not initiate foreclosures on
similar procedures or related evictions

or sales generally until June 30, 2021.
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
● ASU 2022-02,
Financial Instruments – Credit Losses (Topic

326):

Troubled Debt

Restructurings and Vintage
Disclosures.
Information about these pronouncements are described in more detail below.
ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of Credit

Losses on Financial Instruments
,
amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For
assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold previously
provided by GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader
range of information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The
allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to
present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a
manner similar to current GAAP,

however the new standard will require that credit losses be presented as an allowance rather than as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are
not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net
investments in leases, off-balance sheet credit exposures, reinsurance receivables,

and any other financial assets not
excluded from the scope that have the contractual right to receive cash. For public business entities, the new guidance was
originally effective for annual and interim periods in fiscal years beginning after December 15, 2019. On October 16, 2019,
the FASB approved

a previously issued proposal granting smaller reporting companies a postponement of the required implementation date for ASU 2016-13. This standard became effective for the Company on January 1, 2023.
The Company adopted ASU 2016-13 in the first quarter of 2023 and will apply the standard’s provisions as a cumulative-
effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company is finalizing implementation efforts through its implementation team.

The team has worked with an advisory
consultant and has finalized and documented the methodologies that will be utilized.

The team is currently finalizing
controls, processes, policies and disclosures and has completed full end-to-end parallel runs.

Based on the Company’s
portfolio composition as of December 31, 2022, and current expectations of future economic conditions, the reserve for
credit losses is expected to increase from 1.14% as a percentage of total loans at December

31, 2022 to a range between
1.32% and 1.36% of total loans upon adoption of this standard, primarily resulting from the impact of adjusting from the
incurred loss model to the expected loss model, which provides for expected credit losses over the life of the loan portfolio.

The Company does not expect to record an allowance for available-for-sale securities as the investment portfolio consists
primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal.

The impact of ASU 2016-13 is not expected to have a material impact on the allowance for unfunded commitments.

The
Company continues to finalize its day-one adjustment and

will record the after-tax impact as a cumulative-effect adjustment to retained earnings as of January 1, 2023.

This estimate is subject to change as key assumptions are refined.

The impact
going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as
well as the economic conditions at future reporting periods.
ASU 2022-02
Financial Instruments - Credit Losses (Topic

326): Troubled

Debt Restructurings and Vintage

Disclosures
,
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
Year ended December 31
(In thousands) 2022 2021 2020 2019 2018
Net interest income (GAAP) $ 27,166 23,990 24,338 26,064 25,570
Tax-equivalent adjustment 456 470 492 557 613
Net interest income (Tax-equivalent) $ 27,622 24,460 24,830 26,621 26,183

Table 2

- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2022 2021 2020 2019 2018
Income statement
Tax-equivalent interest income (a) $ 30,001 26,977 28,686 30,804 29,859
Total interest expense 2,379 2,517 3,856 4,183 3,676
Tax equivalent net interest income (a) 27,622 24,460 24,830 26,621 26,183
Provision for loan losses 1,000 (600) 1,100 (250)
—

Total noninterest income 6,506 4,288 5,375 5,494 3,325
Total noninterest expense 19,823 19,433 19,554 19,697 17,874
Net earnings before income taxes and

tax-equivalent adjustment 13,305 9,915 9,551 12,668 11,634
Tax-equivalent adjustment 456 470 492 557 613
Income tax expense 2,503 1,406 1,605 2,370 2,187
Net earnings $ 10,346 8,039 7,454 9,741 8,834
Per share data:
Basic and diluted net earnings

$ 2.95 2.27 2.09 2.72 2.42
Cash dividends declared $ 1.06 1.04 1.02 1.00 0.96
Weighted average shares outstanding
Basic and diluted 3,510,869 3,545,310 3,566,207 3,581,476 3,643,780
Shares outstanding 3,503,452 3,520,485 3,566,276 3,566,146 3,643,868
Book value

$ 19.42 29.46 30.20 27.57 24.44
Common stock price
High $ 34.49 48.00 63.40 53.90 53.50
Low 22.07 31.32 24.11 30.61 28.88
Period-end $ 23.00 32.30 42.29 53.00 31.66
To earnings ratio

7.80 x 14.23 20.23 19.49 13.08
To book value 118% 110 140 192 130
Performance ratios:
Return on average equity

12.48% 7.54 7.12 10.35 10.14
Return on average assets

0.96% 0.78 0.83 1.18 1.08
Dividend payout ratio 35.93% 45.81 48.80 36.76 39.67
Average equity to average assets 7.72% 10.39 11.63 11.39 10.63
Asset Quality:
Allowance for loan losses as a % of:
Loans 1.14% 1.08 1.22 0.95 1.00
Nonperforming loans 211% 1,112 1,052 2,345 2,691
Nonperforming assets as a % of:
Loans and other real estate owned 0.54% 0.18 0.12 0.04 0.07
Total assets 0.27% 0.07 0.06 0.02 0.04
Nonperforming loans as % of loans 0.54% 0.10 0.12 0.04 0.04
Net charge-offs (recoveries) as a % of average loans 0.04% 0.02 (0.03) 0.03 (0.01)
Capital Adequacy (c):
CET 1 risk-based capital ratio 15.39% 16.23 17.27 17.28 16.49
Tier 1 risk-based capital ratio 15.39% 16.23 17.27 17.28 16.49
Total risk-based capital ratio 16.25% 17.06 18.31 18.12 17.38
Tier 1 leverage ratio 10.01% 9.35 10.32 11.23 11.33
Other financial data:
Net interest margin (a) 2.81% 2.55 2.92 3.43 3.40
Effective income tax rate 19.48% 14.89 17.72 19.57 19.84
Efficiency ratio (b) 58.08% 67.60 64.74 61.33 60.57
Selected period end balances:
Securities $ 405,304 421,891 335,177 235,902 239,801
Loans, net of unearned income 504,458 458,364 461,700 460,901 476,908
Allowance for loan losses 5,765 4,939 5,618 4,386 4,790
Total assets 1,023,888 1,105,150 956,597 828,570 818,077
Total deposits 950,337 994,243 839,792 724,152 724,193
Total stockholders’ equity 68,041 103,726 107,689 98,328 89,055
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

Loans and loans held for sale (1) $ 454,604 $ 20,241
4.45%

$ 459,712 $ 20,473
4.45%

Securities - taxable 364,029 6,576
1.81%

320,766 4,107
1.28%

Securities - tax-exempt (2) 61,591 2,172
3.53%

62,736 2,242
3.57%

Total securities

425,620 8,748
2.06%

383,502 6,349
1.66%

Federal funds sold 43,766 435
1.00%

38,659 55
0.15%

Interest bearing bank deposits 58,141 577
0.99%

77,220 100
0.13%

Total interest-earning assets 982,131 30,001
3.05%

959,093 26,977
2.81%

Cash and due from banks 15,108 14,591
Other assets 77,496 51,664
Total assets $ 1,074,735 $ 1,025,348
Interest-bearing liabilities:
Deposits:

NOW $ 197,177 370
0.19%

$ 178,197 212
0.12%

Savings and money market 327,139 649
0.20%

296,708 655
0.22%

Certificates of deposits

154,273 1,300
0.84%

159,111 1,633
1.03%

Total interest-bearing deposits 678,589 2,319
0.34%

634,016 2,500
0.39%

Short-term borrowings 4,516 60
1.33%

3,349 17
0.51%

Total interest-bearing liabilities 683,105 2,379
0.35%

637,365 2,517
0.39%

Noninterest-bearing deposits 306,772

278,013

Other liabilities 1,933 3,392
Stockholders' equity 82,925

106,578

Total liabilities and
and stockholders' equity $ 1,074,735 $ 1,025,348
Net interest income and margin $ 27,622 2.81% $ 24,460 2.55%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income tax rate
of 21%.

Table 4

- Volume and

Rate Variance

Analysis
Year ended December 31, 2022 vs. 2021 Year ended December 31, 2021 vs. 2020
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ (232) (5) (227) $ (1,582) (1,333) (249)
Securities - taxable 2,469 1,687 782 175 (933) 1,108
Securities - tax-exempt (1) (70) (30) (40) (101) (91) (10)
Total securities

2,399 1,657 742 74 (1,024) 1,098
Federal funds sold 380 329 51 (70) (81) 11
Interest bearing bank deposits 477 666 (189) (131) (159) 28
Total interest income $ 3,024 2,647 377 $ (1,709) (2,597) 888
Interest expense:
Deposits:
NOW $ 158 122 36 $ (311) (340) 29
Savings and money market (6) (66) 60 (416) (537) 121
Certificates of deposits (333) (292) (41) (620) (560) (60)
Total interest-bearing deposits (181) (236) 55 (1,347) (1,437) 90
Short-term borrowings 43 8 35 8 — 8
Total interest expense (138) (228) 90 (1,339) (1,437) 98
Net interest income $ 3,162 2,875 287 $ (370) (1,160) 790

(1) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income

tax rate of 21%.
(2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5

- Net Charge-Offs (Recoveries) to Average

Loans
2022 2021
Net Net
Net charge-off Net charge-off
charge-offs Average (recovery) charge-offs Average (recovery)
(Dollars in thousands) (recoveries) Loans (2) ratio (recoveries) Loans (2) ratio
Commercial and industrial (1)
$ 215 69,973 0.31% $ (140) 64,618 (0.22) %
Construction and land development
—

44,177 —
—

33,945 —
Commercial real estate
(3) 247,374 — 254 253,113 0.10
Residential real estate
(26) 85,223 (0.03) (52) 81,526 (0.06)
Consumer installment 8 7,915 0.10 17 6,975 0.24
Total
$ 194 454,662 0.04% $ 79 440,177 0.02%
(1) Excludes PPP loans, which are guaranteed by the SBA.
(2) Gross loan balances.

Table 6

- Loan Maturities
December 31, 2022
1 year

1 to 5
5 to 15

After 15
(Dollars in thousands) or less years years years Total
Commercial and industrial $ 18,643 7,867 37,948 1,721 66,179
Construction and land development 51,560 13,162 1,713 44 66,479
Commercial real estate 19,978 92,259 148,899 4,045 265,181
Residential real estate 4,897 20,988 36,276 35,574 97,735
Consumer installment 3,537 5,337 672
—

9,546
Total loans $ 98,615 139,613 225,508 41,384 505,120

Table 7

- Sensitivities to Changes in Interest Rates on Loans Maturing in More

Than One Year

December 31, 2022
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 141 47,395 47,536
Construction and land development 1,989 12,930 14,919
Commercial real estate 1,937 243,266 245,203
Residential real estate 34,767 58,071 92,838
Consumer installment 21 5,988 6,009
Total loans $ 38,855 367,650 406,505

Table 8

- Allocation of Allowance for Loan Losses
2022 2021
(Dollars in thousands) Amount %* Amount %*
Commercial and industrial $ 747 13.1 $ 857 18.3
Construction and land development 949 13.2 518 7.1
Commercial real estate 3,109 52.5 2739 56.2
Residential real estate 828 19.3 739 16.9
Consumer installment 132 1.9 86 1.5

Total allowance for loan losses $ 5,765 $ 4,939
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) December 31, 2022
Maturity of:
3 months or less $ 774
Over 3 months through 6 months 173
Over 6 months through 12 months 26,220
Over 12 months 14,941
Total estimated uninsured

time deposits
$ 42,108

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
The information called for by ITEM 7A is set forth in ITEM 7 under the caption

“Market and Liquidity Risk Management”
and is incorporated herein by reference.
ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID:
149
)

83
Consolidated Balance Sheets

85
Consolidated Statements of Earnings

86
Consolidated Statements of Comprehensive Income

87
Consolidated Statements of Stockholders’ Equity

88
Consolidated Statements of Cash Flows

89
Notes To Consolidated Financial Statements

90

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Auburn National Bancorporation, Inc. and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Auburn National Bancorporation, Inc. and
Subsidiary (the “Company”) as of December 31, 2022 and 2021,

the related consolidated statements of earnings,
comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to
the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with
accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial
statements that were communicated or required to be communicated to the audit committee and that: (1) relate
to accounts or disclosures that are material to the financial statements and (2) involved our especially
challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any
way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical
audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to
which they relate.

Allowance for Loan Losses
As

described

in

Note

5

to

the

Company’s

consolidated

financial

statements,

the

Company

has

a

gross

loan
portfolio of

$504.5 million

and related

allowance for

loan losses

of $5.8

million as

of December

31, 2022.

As
described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it
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
March 17, 2023

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(Dollars in thousands, except share data) 2022 2021
Assets:
Cash and due from banks $
11,608
$
11,210
Federal funds sold
9,300
77,420
Interest bearing bank deposits
6,346
67,629
Cash and cash equivalents
27,254
156,259
Securities available-for-sale

405,304
421,891
Loans held for sale
—
1,376
Loans, net of unearned income
504,458
458,364
Allowance for loan losses
(5,765)
(4,939)
Loans, net
498,693
453,425
Premises and equipment, net
46,575
41,724
Bank-owned life insurance
19,952
19,635
Other assets
26,110
10,840
Total assets $
1,023,888
$
1,105,150
Liabilities:
Deposits:
Noninterest-bearing

$
311,371
$
316,132
Interest-bearing
638,966
678,111
Total deposits
950,337
994,243
Federal funds purchased and securities sold under agreements to repurchase
2,551
3,448
Accrued expenses and other liabilities
2,959
3,733
Total liabilities
955,847
1,001,424
Stockholders' equity:
Preferred stock of $
0.01

par value; authorized

200,000

shares;
issued shares - none
—
—
Common stock of $
0.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,797
3,794
Retained earnings
116,600
109,974
Accumulated other comprehensive (loss) income, net
(40,920)
891
Less treasury stock, at cost -
453,683

shares and
436,650

shares
at December 31, 2022 and 2021, respectively
(11,475)
(10,972)
Total stockholders’ equity
68,041
103,726
Total liabilities and stockholders’

equity
$
1,023,888
$
1,105,150
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Year ended December 31
(Dollars in thousands, except share and per share data) 2022 2021
Interest income:
Loans, including fees $
20,241
$
20,473
Securities:
Taxable
6,576
4,107
Tax-exempt
1,716
1,772
Federal funds sold and interest bearing bank deposits
1,012
155
Total interest income
29,545
26,507
Interest expense:
Deposits
2,319
2,500
Short-term borrowings
60
17
Total interest expense
2,379
2,517
Net interest income
27,166
23,990
Provision for loan losses
1,000
(600)
Net interest income after provision for loan

losses
26,166
24,590
Noninterest income:
Service charges on deposit accounts
598
566
Mortgage lending
650
1,547
Bank-owned life insurance
317
403
Gain on sale of premises and equipment
3,234
—
Other
1,695
1,757
Securities gains, net
12
15
Total noninterest income
6,506
4,288
Noninterest expense:
Salaries and benefits
12,307
11,710
Employee retention credit
(1,569)
—
Net occupancy and equipment
2,742
1,743
Professional fees
975
995
FDIC and other regulatory assessments
404
426
Other
4,964
4,559
Total noninterest expense
19,823
19,433
Earnings before income taxes
12,849
9,445
Income tax expense
2,503
1,406
Net earnings $
10,346
$
8,039
Net earnings per share:
Basic and diluted $
2.95
$
2.27
Weighted average shares

outstanding:
Basic and diluted
3,510,869
3,545,310
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Year ended December 31
(Dollars in thousands) 2022 2021
Net earnings $
10,346
$
8,039
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities
(41,802)
(6,697)
Reclassification adjustment for net gain on securities

recognized in net earnings
(9)
(11)
Other comprehensive loss
(41,811)
(6,708)
Comprehensive (loss) income $
(31,465)
$
1,331
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury

(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Balance, December 31, 2020
3,566,276
$
39
3,789
105,617
7,599
(9,354)
$
107,690
Net earnings —
—
—
8,039
—
—
$
8,039
Other comprehensive loss —
—
—
—
(6,708)
—
(6,708)
Cash dividends paid ($
1.04

per share)
—
—
—
(3,682)
—
—
(3,682)
Stock repurchases
(45,946)
—
—
—
—
(1,619)
(1,619)
Sale of treasury stock
155
—
5
—
—
1
6
Balance, December 31, 2021
3,520,485
$
39
$
3,794
$
109,974
$
891
$
(10,972)
$
103,726
Net earnings —
—
—
10,346
—
—
10,346
Other comprehensive loss —
—
—
—
(41,811)
—
(41,811)
Cash dividends paid ($
1.06

per share)
—
—
—
(3,720)
—
—
(3,720)
Stock repurchases
(17,183)
—
—
—
—
(504)
(504)
Sale of treasury stock
150
—
3
—
—
1
4
Balance, December 31, 2022
3,503,452
$
39
$
3,797
$
116,600
$
(40,920)
$
(11,475)
$
68,041
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31
(In thousands) 2022 2021
Cash flows from operating activities:
Net earnings $
10,346
$
8,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses
1,000
(600)
Depreciation and amortization
1,528
1,244
Premium amortization and discount accretion, net
3,091
3,979
Deferred tax expense
686
278
Net gain on securities available for sale
(12)
(15)
Net gain on sale of loans held for sale
(309)
(1,417)
Net gain on other real estate owned
(162)
—
Loans originated for sale
(8,850)
(47,937)
Proceeds from sale of loans
10,424
50,901
Net gain on disposition of premises and equipment (3,234) —
Increase in cash surrender value of bank owned life insurance
(317)
(403)
Net (increase) decrease in other assets
(2,441)
1,235
Net decrease in accrued expenses and other liabilities
(770)
(2,984)
Net cash provided by operating activities $
10,980
$
12,320
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
4,860
—
Proceeds from maturities, paydowns and calls of securities available-for-sale
45,921
73,607
Purchase of securities available-for-sale
(93,106)
(173,243)
(Increase) decrease in loans, net
(46,268)
2,883
Net purchases of premises and equipment
(7,049)
(20,175)
(Increase) decrease in FHLB stock
(74)
267
Purchase of New Markets Tax

Credit investment
—
(2,181)
Proceeds from sale of premises and equipment
4,222
—
Proceeds from sale of other real estate owned
536
—
Net cash used in investing activities $
(90,958)
$
(118,842)
Cash flows from financing activities:
Net (decrease)increase in noninterest-bearing deposits
(4,761)
70,734
Net (decrease) increase in interest-bearing deposits
(39,145)
83,717
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase
(897)
1,056
Stock repurchases
(504)
(1,619)
Dividends paid
(3,720)
(3,682)
Net cash (used in) provided by financing activities $
(49,027)
$
150,206
Net change in cash and cash equivalents $
(129,005)
$
43,684
Cash and cash equivalents at beginning of period 156,259
112,575
Cash and cash equivalents at end of period $
27,254
$
156,259
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,341
$
2,560
Income taxes
1,351
2,760
Supplemental disclosure of non-cash transactions:
Real estate acquired through foreclosure
—
374
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

The effects of this change in
accounting estimate for the year ended December 31, 2021 was a decrease in net earnings of $
29

thousand, or $
0.01

per
share.

Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current

-period presentation. These
reclassifications had no impact on the Company’s

previously reported net earnings or total stockholders’ equity.
Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred
subsequent to December 31, 2022. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.
Accounting Standards Adopted in 2022
In 2022, the Company did not adopt any new accounting guidance.
Issued not yet effective accounting standards

The following ASUs have been issued by the FASB

but are not yet effective.

● ASU 2016-13,
Financial Instruments – Credit Losses (Topic

326):

Measurement of Credit Losses on Financial
Instruments; and
● ASU 2022-02,
Financial Instruments – Credit Losses (Topic

326):

Troubled Debt

Restructurings and Vintage
Disclosures.
Information about these pronouncements are described in more detail below.
ASU 2016-13,
Financial Instruments - Credit Losses (Topic

326): Measurement of Credit

Losses on Financial Instruments
,
amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For
assets held at amortized cost basis, the new standard eliminates the probable initial recognition threshold incurrent GAAP
and, instead, requires an entity to reflect its current estimate of all expected credit losses using a broader range of
information regarding past events, current conditions and forecasts assessing the collectability of cash flows. The allowance
for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the
net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner
similar to current GAAP,

however the new standard will require that credit losses be presented as an allowance rather than
as a write-down. The new guidance affects entities holding financial assets and net investment in leases that are not
accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net
investments in leases, off-balance sheet credit exposures, reinsurance receivables,

and any other financial assets not
excluded from the scope that have the contractual right to receive cash. For public business entities, the new guidance was
originally effective for annual and interim periods in fiscal years beginning after December 15, 2019. On October 16, 2019,
the FASB approved

a previously issued proposal granting smaller reporting companies a postponement of the required implementation date for ASU 2016-13. This standard became effective for the Company on January 1, 2023.
The Company adopted ASU 2016-13 in the first quarter of 2023 and will apply the standard’s provisions as a cumulative-
effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.

The Company is finalizing implementation efforts through its implementation team.

The team has worked with an advisory
consultant and has finalized and documented the methodologies that will be utilized.

The team is currently finalizing
controls, processes, policies and disclosures and has completed full end-to-end parallel runs.

Based on the Company’s
portfolio composition as of December 31, 2022, and current expectations of future economic conditions, the reserve for
credit losses is expected to increase from
1.14
% as a percentage of total loans at December 31, 2022 to a range between
1.32
% and
1.36
% of total loans upon adoption of this standard, primarily resulting from the impact of adjusting from the
incurred loss model to the expected loss model, which provides for expected credit losses over the life of the loan portfolio.

The Company does not expect to record an allowance for available-for-sale securities as the investment portfolio consists
primarily of debt securities explicitly or implicitly backed by the U.S. Government for which credit risk is deemed minimal.

The impact of ASU 2016-13 is not expected to have a material impact on the allowance for unfunded commitments.

The
Company continues to finalize its day-one adjustment and

will record the after-tax impact as a cumulative-effect adjustment to retained earnings as of January 1, 2023.

This estimate is subject to change as key assumptions are refined.

The impact
going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as
well as the economic conditions at future reporting periods.

ASU 2022-02
Financial Instruments - Credit Losses (Topic

326): Troubled

Debt Restructurings and Vintage

Disclosures
,
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
Securities
Securities are classified based on management’s

intention at the date of purchase. At December 31, 2022, all of the
Company’s securities were classified

as available-for-sale. Securities available-for-sale are

used as part of the Company’s
interest rate risk management strategy,

and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any unrealized gains and
losses reported in accumulated other comprehensive income (loss), net of the deferred income tax effects. Interest and
dividends on securities, including the amortization of premiums and accretion of discounts are recognized in interest
income using the effective interest method.

Premiums are amortized to the earliest call date while discounts are accreted over the estimated life of the security.

Realized gains and losses from the sale of securities are determined using the specific identification method.

On a quarterly basis, management makes an assessment to determine whether there have been events or economic
circumstances to indicate that a security on which there is an unrealized loss is other-than-tempor arily impaired.

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
The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic.

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

Subsequent to the date of transfer, the Company

has elected to measure its retained rights to service the sold mortgage loans, or MSRs, under the amortization method.

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

The amount allocated to other
comprehensive income (loss) is related solely to changes in the valuation allowance on items that are normally accounted
for in other comprehensive income (loss) such as unrealized gains or losses on available-for

-sale securities.
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

As of December 31, 2022 and 2021, respectively,
the Company had no such securities or other rights issued or outstanding, and therefore,

no dilutive effect to consider for
the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

Year ended December 31
(Dollars in thousands, except share and per share data) 2022 2021
Basic and diluted:
Net earnings $
10,346
$
8,039
Weighted average common

shares outstanding
3,510,869
3,545,310
Net earnings per share $
2.95
$
2.27
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At December 31, 2022, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated
VIE, discussed below.
New Markets Tax

Credit Investment
The New Markets Tax Credit

(“NMTC”) program provides federal tax incentives to investors to make investments in
distressed communities and promotes economic improvement through the development of successful businesses in these
communities.

The NMTC is available to investors over seven years and is subject to recapture if certain events occur
during such period.

The Company had one investment with a balance of

$2.1 million and $2.2 million at December 31,
2022 and 2021, respectively, and

is included in other assets in the consolidated balance sheets.

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

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
2,110
$
2,110
Other assets

NOTE 4: SECURITIES
At December 31, 2022 and 2021, respectively,

all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2022 and 2021, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2022
Agency obligations (a)
$
4,935
50,746
69,936
—
125,617
—
15,826
$
141,443
Agency MBS (a)
—
7,130
27,153
183,877
218,160
—
33,146
251,306
State and political subdivisions
300
642
15,130
45,455
61,527
11
5,681
67,197
Total available-for-sale
$
5,235
58,518
112,219
229,332
405,304
11
54,653
$
459,946
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

Expected lives of
these securities may differ from contractual maturities because issues may have the right to call or repay obligations
with or without prepayment penalties.
Securities with aggregate fair values of $
208.3

million and $
172.3

million at December 31, 2022 and 2021, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase,

FHLB advances, and for other
purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.

The
carrying amounts of nonmarketable equity investments were $
1.2

million at December 31, 2022 and 2021, respectively.

Nonmarketable equity investments include FHLB stock, Federal Reserve Bank stock, and stock in a privately held financial
institution.

Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at December 31,

2022 and 2021, respectively, segregated

by those
securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.
Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2022:
Agency obligations

$
55,931
4,161
69,687
11,665
125,618
$
15,826
Agency MBS
70,293
5,842
147,867
27,304
218,160
33,146
State and political subdivisions
44,777
2,176
13,043
3,505
57,820
5,681
Total

$
171,001
12,179
230,597
42,474
401,598
$
54,653
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
Agency obligations

The unrealized losses associated with agency obligations were primarily driven by changes in market interest rates and not
due to the credit quality of the securities. These securities were issued by U.S. government agencies or government-
sponsored entities and did not have any credit losses given the explicit government guarantee or other government support.
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
Other-Than-Temporarily

Impaired Securities
Credit-impaired debt securities are debt securities where the Company has written down the amortized cost basis of a
security for other-than-temporary impairment and the credit

component of the loss is recognized in earnings. At
December 31, 2022 and 2021, respectively,

the Company had no credit-impaired debt securities and there were no additions or reductions in the credit loss component of credit-impaired debt securities during the years ended December 31, 2022 and
2021, respectively.
Realized Gains and Losses

The following table presents the gross realized gains and losses on sales related to securities.
Year ended December 31
(Dollars in thousands) 2022 2021
Gross realized gains $
48
15
Gross realized losses
(36)
—
Realized gains, net $
12
15
NOTE 5: LOANS AND ALLOWANCE

FOR LOAN LOSSES

December 31
(In thousands) 2022 2021
Commercial and industrial $
66,179
$
83,977
Construction and land development
66,479
32,432
Commercial real estate:
Owner occupied
61,265
63,375
Hotel/motel
33,457
43,856
Multifamily
41,181
42,587
Other
129,278
108,553
Total commercial real estate
265,181
258,371
Residential real estate:
Consumer mortgage
45,410
29,781
Investment property
52,325
47,880
Total residential real estate
97,735
77,661
Consumer installment
9,546
6,682
Total loans
505,120
459,123
Less: unearned income
(662)
(759)
Loans, net of unearned income $
504,458
$
458,364
Loans secured by real estate were approximately
85.0
% of the total loan portfolio at December 31, 2022.

At December 31,
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

were a participating lender in the PPP.

PPP loans are forgivable in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP.

As of December 31, 2022, the
Company had
one

PPP loan with an aggregate outstanding principal balance of $
0.1

million included in this category.

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

Loans in this class

include loans

for neighborhood retail centers, hotels, medical and professional offices, sing le retail stores, industrial buildings, and

warehouses leased generally to local businesses and residents. Generally,

the

primary source of repayment is dependent

upon income generated from the real estate collateral. The underwriting of these loans takes into consideration the

occupancy and rental rates as well as the financial health of the borrower.

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
The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2022
and 2021.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2022:
Commercial and industrial $
65,731
5
—
65,736
443
$
66,179
Construction and land development
66,479
—
—
66,479
—
66,479
Commercial real estate:
Owner occupied
61,265
—
—
61,265
—
61,265
Hotel/motel
33,457
—
—
33,457
—
33,457
Multifamily
41,181
—
—
41,181
—
41,181
Other
127,162
—
—
127,162
2,116
129,278
Total commercial real estate
263,065
—
—
263,065
2,116
265,181
Residential real estate:
Consumer mortgage
45,200
38
—
45,238
172
45,410
Investment property
52,325
—
—
52,325
—
52,325
Total residential real estate
97,525
38
—
97,563
172
97,735
Consumer installment
9,506
40
—
9,546
—
9,546
Total $
502,306
83
—
502,389
2,731
$
505,120
December 31, 2021:
Commercial and industrial $
83,974
3
—
83,977
—
$
83,977
Construction and land development
32,228
204
—
32,432
—
32,432
Commercial real estate:
Owner occupied
63,375
—
—
63,375
—
63,375
Hotel/motel
43,856
—
—
43,856
—
43,856
Multifamily
42,587
—
—
42,587
—
42,587
Other
108,366
—
—
108,366
187
108,553
Total commercial real estate
258,184
—
—
258,184
187
258,371
Residential real estate:
Consumer mortgage
29,070
516
—
29,586
195
29,781
Investment property
47,818
—
—
47,818
62
47,880
Total residential real estate
76,888
516
—
77,404
257
77,661
Consumer installment
6,657
25
—
6,682
—
6,682
Total $
457,931
748
—
458,679
444
$
459,123
The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
26

thousand and $
27

thousand for the years ended December 31, 2022
and 2021, respectively.

Allowance for Loan Losses
The allowance for loan losses as of and for the years ended December 31,

2022 and 2021, is presented below.

Year ended December 31
(In thousands) 2022 2021
Beginning balance $ 4,939 $ 5,618
Charged-off loans (292) (294)
Recovery of previously charged-off loans 118 215
Net charge-offs (174) (79)
Provision for loan losses 1,000 (600)
Ending balance $ 5,765 $ 4,939
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

The allocation of the allowance for loan losses begins with a process of estimating the probable losses inherent for these
types of loans. The estimates for these loans are established by category and based on the Company’s internal system of
credit risk ratings and historical loss data. The estimated loan loss allocation rate for the Company’s internal system of
credit risk grades is based on its experience with similarly graded loans. For loan segments where the Company believes it
does not have sufficient historical loss data, the Company may make adjustments based, in part, on loss rates of peer bank
groups. At December 31, 2022 and 2021, and for the years then ended, the Company adjusted its historical loss rates for the
commercial real estate portfolio segment based, in part, on loss rates of peer bank groups.

The estimated loan loss allocation for all five loan portfolio segments is then adjusted for management’s estimate of
probable losses for several “qualitative and environmental” factors. The allocation for qualitative and environmental factors
is particularly subjective and does not lend itself to exact mathematical calculation. This amount represents estimated
probable inherent credit losses which exist, but have not yet been identified,

as of the balance sheet date, and are based
upon quarterly trend assessments in delinquent and nonaccrual loans, credit concentration changes, prevailing economic
conditions, changes based on lending personnel experience, changes in lending policies or procedures and other influencing
factors. These qualitative and environmental factors are considered for each of the five loan segments and the allowance
allocation, as determined by the processes noted above, is increased or decreased based on the incremental assessment of
these factors.
The Company regularly re-evaluates its practices in determining the allowance for loan losses. Since the fourth quarter of
2016, the Company has increased its look-back period each quarter to incorporate the effects of at least one economic
downturn in its loss history. The Company believes

the extension of its look-back period is appropriate due to the risks inherent in the loan portfolio. Absent this extension, the early cycle periods in which the Company experienced significant
losses would be excluded from the determination of the allowance for loan losses and its balance would decrease. For the
year ended December 31, 2022, the Company increased its look-back period to

55 quarters to continue to include losses
incurred by the Company beginning with the first quarter of 2009.

During 2021, the Company adjusted certain qualitative
and economic factors to reflect improvements in economic conditions in our primary market area that had previously been
observed as a result of the COVID-19 pandemic.

No changes were made to qualitative and economic factors during 2022.
The following table details the changes in the allowance for loan losses by portfolio segment for the years ended December
31, 2022 and 2021.

(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2020 $
807
594
3,169
944
104
$
5,618
Charge-offs
—
—
(254)
(3)
(37)
(294)
Recoveries
140
—
—
55
20
215
Net recoveries (charge-offs)
140
—
(254)
52
(17)
(79)
Provision
(90)
(76)
(176)
(257)
(1)
(600)
Balance, December 31, 2021 $
857
518
2,739
739
86
$
4,939
Charge-offs
(222)
—
—
—
(70)
(292)
Recoveries
7
—
23
26
62
118
Net (charge-offs) recoveries
(215)
—
23
26
(8)
(174)
Provision
105
431
347
63
54
1,000
Balance, December 31, 2022 $
747
949
3,109
828
132
$
5,765

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of December 31, 2022 and 2021.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
December 31, 2022:
Commercial and industrial $
688
65,736
59
443
747
66,179
Construction and land development
949
66,479
—
—
949
66,479
Commercial real estate
2,663
263,065
446
2,116
3,109
265,181
Residential real estate
828
97,735
—
—
828
97,735
Consumer installment
132
9,546
—
—
132
9,546
Total $
5,260
502,561
505
2,559
5,765
505,120
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

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2022
Commercial and industrial $
65,517
7
212
443
$
66,179
Construction and land development
66,479
—
—
—
66,479
Commercial real estate:
Owner occupied
60,866
238
161
—
61,265
Hotel/motel
33,457
—
—
—
33,457
Multifamily
41,181
—
—
—
41,181
Other
126,992
170
—
2,116
129,278
Total commercial real estate
262,496
408
161
2,116
265,181
Residential real estate:
Consumer mortgage
44,212
439
587
172
45,410
Investment property
52,034
43
248
—
52,325
Total residential real estate
96,246
482
835
172
97,735
Consumer installment
9,498
1
47
—
9,546
Total $
500,236
898
1,255
2,731
$
505,120
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

The following table sets forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at December 31, 2022 and 2021.

December 31, 2022
(In thousands)
Unpaid

principal

balance (1)
Charge-offs

and payments

applied (2)
Recorded
investment (3)
Related
allowance
With no allowance recorded:
Commercial and industrial $
210
(1)
$
209
Commercial real estate:
Owner occupied
858
(3)
855
Total commercial real estate
858
(3)
855
Total

$ 1,068 (4) $ 1,064
With allowance recorded:
Commercial and industrial $
234
—
234
$
59
Commercial real estate:
Owner occupied
1,261
—
1,261
446
Total commercial real estate
1,261
—
1,261
446
Total

1,495 — 1,495 505
Total

impaired loans
$
2,563
(4)
2,559
$
505
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
Other $
205
(18)
187
Total commercial real estate
205
(18)
187
Residential real estate:
Investment property
68
(6)
62
Total residential real estate
68
(6)
62
Total

$ 273 (24) $ 249
With allowance recorded:
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

Year ended December 31, 2022 Year ended December 31, 2021
Average Total interest Average Total interest
recorded income recorded income
(In thousands) investment recognized investment recognized
Impaired loans:
Commercial and industrial $
34
—
$ — —
Commercial real estate:
Owner occupied
163
—
— —
Other $
153
—
$
199
—
Total commercial real estate
316
—
199
—
Residential real estate:
Investment property
5
—
96
—
Total residential real estate
5
—
96
—
Total

$
355
—
$
295
—
Troubled Debt

Restructurings

Impaired loans also include troubled debt restructurings (“TDRs”).

Section 4013 of the CARES Act, “Temporary

Relief
From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under ASC
340-10 TDR classifications for a limited period of time to account for the effects of COVID-19. Section 4013 of the
CARES Act was extended to January 1, 2022 by Section 541 of the Consolidated

Appropriations Act of 2021.
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

The Company had no TDRs at December 31, 2022.

The following is a summary of accruing and nonaccrual TDRs and the related allowance for loan losses, by portfolio segment and class at December 31, 2021.

TDRs
Related
(In thousands) Accruing Nonaccrual Total Allowance
December 31, 2021
Commercial real estate:
Other $
—
187
187
$
—
Total commercial real estate
—
187
187
—
Residential real estate:
Investment property
—
62
62
—
Total residential real estate
—
62
62
—
Total

$
—
249
249
$
—
At December 31, 2022 there were no significant outstanding commitments to advance additional funds to customers whose
loans had been restructured.

There were no loans modified in a TDR in 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, respectively,

the Company had no loans modified in a TDR within
the previous 12 months for which there was a payment default (defined as 90 days or more past due).
NOTE 6: PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2022 and 2021 is presented below.
December 31
(Dollars in thousands) 2022 2021
Land and improvements $
12,788
9,830
Buildings and improvements
35,241
16,124
Furniture, fixtures, and equipment
3,861
3,096
Construction in progress
39
19,277
Total premises and equipment
51,929
48,327
Less:

accumulated depreciation
(5,354)
(6,603)
Premises and equipment, net $
46,575
41,724
Depreciation expense was approximately $
1.2

million and $
0.6

million for the years ended December 31, 2022 and 2021,
respectively, and is a component of

net occupancy and equipment expense in the consolidated statements of earnings.

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
December 31, 2022 and 2021.

Year ended December 31
(Dollars in thousands) 2022 2021
Beginning balance
$
1,309
1,330
Additions, net
111
495
Amortization expense
(269)
(516)
Ending balance
$
1,151
1,309
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
1,908
1,489
End of period
2,369
1,908
Data and assumptions used in the fair value calculation related to MSRs at December

31, 2022 and 2021, respectively,

are
presented below.

December 31
(Dollars in thousands) 2022 2021
Unpaid principal balance
$
234,349
255,310
Weighted average

prepayment speed (CPR)
7.6
%
13.3
Discount rate (annual percentage)
9.5
%
9.5
Weighted average coupon

interest rate
3.4
%
3.4
Weighted average remaining

maturity (months)
256
260
Weighted average servicing

fee (basis points)
25.0
25.0
At December 31, 2022, the weighted average amortization period for MSRs was
6.8

years.

Estimated amortization expense
for each of the next five years is presented below.

(Dollars in thousands) December 31, 2022
2023 $
163
2024
142
2025
124
2026
107
2027
93

NOTE 8:

DEPOSITS
At December 31, 2022, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands) December 31, 2022
2023 $
94,561
2024
29,603
2025
8,663
2026
3,836
2027
13,521
Thereafter
191
Total certificates of deposit and

other time deposits

$
150,375
Additionally, at December 31,

2022 and 2021, approximately $
57.4

million and $
58.0

million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.
At December 31, 2022 and 2021, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.
NOTE 9: LEASE COMMITMENTS
We lease certain office

facilities and equipment under operating leases. Rent expense for all operating leases totaled $
0.2
million for both years ended December 31, 2022 and 2021.

On January 1, 2019, we adopted a new accounting standard
which required the recognition of certain operating leases on our balance sheet as lease right of use assets (reported as
component of
other assets
) and related lease liabilities (reported as a component of
accrued expenses and other liabilities
).

Aggregate lease right of use assets were $
588

thousand and $
687

thousand at December 31, 2022 and 2021, respectively.

Aggregate lease liabilities were $
611

thousand and $
710

thousand at December 31, 2022 and 2021, respectively.

Rent
expense includes amounts related to items that are not included in the determination of lease right of use assets including
expenses related to short-term leases totaling $
0.1

million for the year ended December 31, 2022.
Lease payments under operating leases that were applied to our operating lease liability totaled

$
120

thousand during the
year ended December 31, 2022. The following table reconciles future undiscounted lease payments due under non-
cancelable operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December
31, 2022.

(Dollars in thousands)
Future lease
payments
2023 $
123
2024
123
2025
114
2026
96
2027
96
Thereafter
122
Total undiscounted operating

lease liabilities
$
674
Imputed interest
63
Total operating lease liabilities

included in the accompanying consolidated balance sheets
$ 611
Weighted-average lease terms

in years
5.89
Weighted-average discount rate
3.12
%

NOTE 10:

OTHER COMPREHENSIVE LOSS
Comprehensive income

is defined

as the

change in

equity from

all transactions

other than

those with

stockholders,

and

it
includes net earnings and other

comprehensive loss.

Other comprehensive loss

for the years ended

December 31, 2022 and
2021, is presented below.

Pre-tax Tax benefit
Net of

(Dollars in thousands) amount (expense) tax amount
2022:
Unrealized net holding loss on securities $
(55,819)
14,017
(41,802)
Reclassification adjustment for net gain on securities recognized in net earnings
(12)
3
(9)
Other comprehensive loss $
(55,831)
14,020
(41,811)
2021:
Unrealized net holding gain on securities $
(8,943)
2,246
(6,697)
Reclassification adjustment for net gain on securities recognized in net earnings
(15)
4
(11)
Other comprehensive loss $
(8,958)
2,250
(6,708)
NOTE 11:

INCOME TAXES
For the years ended December 31, 2022 and 2021 the components of income tax expense from continuing operations are
presented below.

Year ended December 31
(Dollars in thousands) 2022 2021
Current income tax expense:
Federal $
1,461
833
State
356
295
Total current income tax expense
1,817
1,128
Deferred income tax benefit:
Federal
556
220
State
130
58
Total deferred

income tax expense
686
278
Total income tax expense

$
2,503
1,406

Total income tax expense differs

from the amounts computed by applying the statutory federal income tax rate of 21% to
earnings before income taxes.

A reconciliation of the differences for the years ended December 31,

2022 and 2021, is
presented below.

2022 2021
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
12,849
9,445
Income taxes at statutory rate
2,698
21.0
%
1,983
21.0
%
Tax-exempt interest
(523)
(4.1)
(514)
(5.4)
State income taxes, net of

federal tax effect
346
2.7
352
3.7
New Markets Tax Credit
(356)
(2.8)
(356)
(3.8)
Bank-owned life insurance
141
1.1
(85)
(0.9)
Other
197
1.6
26
—
Total income tax expense

$
2,503
19.5
%
1,406
14.9
%
At December 31, 2022 and 2021, the Company had a net deferred tax asset of $13.8 million and $0.4 million, respectively,
included in other assets on the consolidated balance sheet.

The tax effects of temporary differences that

give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December 31,

2022 and 2021 are presented
below.

December 31
(Dollars in thousands) 2022 2021
Deferred tax assets:
Allowance for loan losses $
1,448
1,240
Unrealized loss on securities
13,722
—
Accrued bonus

228
192
Right of use liability
153
178
Other
70
77
Total deferred

tax assets
15,621
1,687
Deferred tax liabilities:
Premises and equipment
767
200
Unrealized gain on securities
—
298
Originated mortgage servicing rights
289
329
Right of use asset
148
173
New Markets Tax Credit investment
179
89
Other
469
163
Total deferred

tax liabilities
1,852
1,252
Net deferred tax asset $
13,769
435
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

-not that the Company will realize the benefits of these
deductible differences at December 31, 2022.

The amount of the deferred tax assets considered realizable, however,

could
be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2022 and 2021, is presented

below.

Year ended December 31
(Dollars in thousands) 2022 2021
Net deferred tax asset (liability):
Balance, beginning of year $ 435
(1,537)
Deferred tax expense related to continuing operations
(686)
(278)
Stockholders' equity, for accumulated

other comprehensive income
14,020
2,250
Balance, end of year
$
13,769
435
ASC 740, Income Taxes,

defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.

This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.

As of December 31, 2022, the
Company had no unrecognized tax benefits related to federal or state income tax matters.

The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during 2023 relative to any tax positions taken prior to
December 31, 2022.

As of December 31, 2022, the Company has accrued no interest and no penalties related to uncertain tax positions.

It is the Company’s policy to recognize interest

and penalties related to income tax matters in income tax
expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns.

The Company is
currently open to audit under the statute of limitations by the Internal Revenue Service and the State of

Alabama for the
years ended December 31, 2019 through 2022.

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

Company's matching contributions on behalf of
participants were equal to $1.00 for each $1.00 contributed by participants, up to 3% of each participant's

eligible
compensation, and $0.50 for every $1.00 contributed by participants, above 3% up to 5%

of each participant's

eligible
compensation, for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching
contributions to the Plan were approximately $
0.3

million for the years ended December 31, 2022 and 2021, respectively, and are included in salaries and benefits expense.
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
At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amount represents
credit risk.
December 31
(Dollars in thousands) 2022 2021
Commitments to extend credit $
87,657
$
70,933
Standby letters of credit
1,041
1,455
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

is based on management’s credit

evaluation of the customer.

The Company maintained
a reserve for unfunded commitments of $
0.2

million at December 31, 2022 and 2021, respectively.
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
16
thousand and $
23

thousand at December 31, 2022 and 2021, respectively.
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

31, 2022 and 2021, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis
Securities available-for-sale
Fair values of securities available for sale were primarily measured using

Level 2 inputs.

For these securities, the Company
obtains pricing from third party pricing services.

These third-party pricing services consider observable data

that may
include broker/dealer quotes, market spreads, cash flows, market consensus prepayment speeds, benchmark yields, reported
trades for similar securities, credit information and the securities’ terms and conditions.

On a quarterly basis, management
reviews the pricing received from the third-party pricing services for reasonableness given current market conditions.

As
part of its review, management

may obtain non-binding third party broker quotes to validate the fair value measurements.

In addition, management will periodically submit pricing provided by the third-party pricing services to another
independent valuation firm on a sample basis.

This independent valuation firm will compare the price provided by the
third-party pricing service with its own price and will review the significant assumptions and valuation methodologies used
with management.
The following table presents the balances of the assets and liabilities measured at fair value on a recurring as of December
31, 2022 and 2021, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation
hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2022:
Securities available-for-sale:
Agency obligations

$
125,617
—
125,617
—
Agency MBS
218,160
—
218,160
—
State and political subdivisions
61,527
—
61,527
—
Total securities available-for-sale
405,304
—
405,304
—
Total

assets at fair value
$
405,304
—
405,304
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

Other real estate owned
Other real estate owned, consisting of properties obtained through foreclosure or otherwise in satisfaction of loans, are
initially recorded at the lower of the loan’s

carrying amount or the fair value less costs to sell when the loan is transferred to
other real estate. Subsequently,

other real estate is carried at the lower of carrying value or fair value less costs to sell. Fair values are generally based on third party appraisals of the property and are classified within Level 3 of the fair value
hierarchy. The appraisals are sometimes

further discounted based on management’s

historical knowledge, and/or changes in
market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the
customer and the customer’s business. Such discounts are typically significant unobservable inputs for determining fair
value. In cases where the carrying amount exceeds the fair value, less costs to sell, a loss is recognized in noninterest
expense.
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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
December 31, 2022 and

2021, respectively, by caption, on the accompanying

consolidated balance sheets and by ASC 820
valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2022:
Loans, net
(1)
$
2,054
—
—
2,054
Other assets (2)
1,151
—
—
1,151
Total assets at fair value $
3,205
—
—
3,205
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
At December 31, 2022 and 2021 and for the years then ended, the Company had no Level

3 assets measured at fair value on
a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis as of December 31,

2022 and 2021, the
significant unobservable inputs used in the fair value measurements are presented below.

Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique

Unobservable Input
Range of Input
December 31, 2022:
Impaired loans $
2,054
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,151
Discounted cash flow Prepayment speed or CPR
5.2
-
18.6
%
7.5
%

Discount rate
9.5
-
11.5
%
9.5
%
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

Where quoted market prices are
not available, fair values are based on estimates using discounted cash flow analyses. Discounted cash flows can be
significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The
following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered
representative of the liquidation value of the Company’s

financial instruments, but rather are good faith estimates of the fair value of financial instruments held by the Company.

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

Fair Value Hierarchy
Carrying

Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2022:
Financial Assets:
Loans, net (1) $
498,693
$
484,007
$
—
$
—
$
484,007
Financial Liabilities:
Time Deposits $
150,375
$
150,146
$
—
$
150,146
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
(Dollars in thousands) Amount
Loans outstanding at December 31, 2021
$
1,564
New loans/advances
961
Repayments
(879)
Loans outstanding at December 31, 2022
$
1,646
During 2022 and 2021, certain executive officers and directors of the Company and the Bank, including companies with
which they are affiliated, were deposit customers of the bank.

Total deposits for these persons

at December 31, 2022 and
2021 amounted to $
22.8

million and $
19.3

million, respectively.

NOTE 16: REGULATORY

RESTRICTIONS AND CAPITAL

RATIOS
As required by the Economic Growth, Regulatory Relief, and Consumer Protection

Act, the Federal Reserve Board issued
an interim final rule that expanded applicability of the Board’s small bank holding company policy statement (the “Small
BHC Policy Statement”) and its Regulation Q capital and Regulation Y holding company rules in August 2018. The interim
final rule raised the Small BHC Policy Statement’s

asset limit from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities;
(2) does not conduct significant off-balance sheet activities;

and (3) does not have a material amount of debt or equity
securities, other than trust-preferred securities, outstanding that are registered with the SEC. The interim final rule provides
that, if warranted for supervisory purposes, the Federal Reserve may exclude a company from this asset level increase. The
Federal Reserve has treated the Company as a small bank holding company for purposes of the Small BHC Policy
Statement and therefore has considered only the Bank’s

capital and not the Company’s consolidated

capital.

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
As of December 31, 2022, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier

1, total risk-based, Tier 1 risk-
based, and Tier 1 leverage ratios as set forth in the table. Management has not received any notification from the Bank's
regulators that changes the Bank’s regulatory capital

status.
The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2022 and 2021
are presented below.

Minimum for capital
Minimum to be

Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2022:
Tier 1 Leverage Capital $
106,886
10.01
% $
42,716
4.00
% $
53,394
5.00
%
Common Equity Tier 1 Capital
106,886
15.39
31,252
4.50
45,142
6.50
Tier 1 Risk-Based Capital
106,886
15.39
41,669
6.00
55,559
8.00
Total Risk-Based Capital
112,851
16.25
55,559
8.00
69,449
10.00
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

2022, the Bank could have declared
additional dividends of approximately $
13.9

million without prior approval of regulatory authorities. As a result of this limitation, approximately $
54.1

million of the Company’s investment in the Bank

was restricted from transfer in the form
of dividends.

NOTE 17: AUBURN NATIONAL

BANCORPORATION

(PARENT COMPANY)
The Parent Company’s condensed balance sheets

and related condensed statements of earnings and cash flows are as follows.

CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2022 2021
Assets:
Cash and due from banks
$
1,700
2,705
Investment in bank subsidiary
65,967
100,951
Other assets
522
630
Total assets
$
68,189
104,286
Liabilities:
Accrued expenses and other liabilities $
148
560
Total liabilities
148
560
Stockholders' equity
68,041
103,726
Total liabilities and stockholders'

equity
$
68,189
104,286
CONDENSED STATEMENTS

OF EARNINGS
Year ended December 31
(Dollars in thousands) 2022 2021
Income:
Dividends from bank subsidiary
$
3,719
3,682
Noninterest income
78
665
Total income
3,797
4,347
Expense:
Noninterest expense
326
189
Total expense
326
189
Earnings before income tax expense and equity
in undistributed earnings of bank subsidiary
3,471
4,158
Income tax (benefit) expense
(48)
82
Earnings before equity in undistributed earnings
of bank subsidiary
3,519
4,076
Equity in undistributed earnings of bank subsidiary
6,827
3,963
Net earnings $
10,346
8,039

CONDENSED STATEMENTS

OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2022 2021
Cash flows from operating activities:
Net earnings
$
10,346
8,039
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net decrease in other assets
108
1
Net decrease in other liabilities
(408)
(120)
Equity in undistributed earnings of bank subsidiary
(6,827)
(3,963)
Net cash provided by operating activities
3,219
3,957
Cash flows from financing activities:
Dividends paid
(3,720)
(3,682)
Stock repurchases
(504)
(1,619)
Net cash used in financing activities
(4,224)
(5,301)
Net change in cash and cash equivalents
(1,005)
(1,344)
Cash and cash equivalents at beginning of period 2,705
4,049
Cash and cash equivalents at end of period $
1,700
2,705

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

Under the direction of the Company’s Chief Executive

Officer and Chief Financial Officer,

management has assessed the
effectiveness of the Company’s

internal control over financial reporting as of December 31, 2022 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December 31,

2022.

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
Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Earnings for the years ended December 31,

2022 and 2021

Consolidated Statements of Comprehensive Income for the years ended December

31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December

31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31,

2022 and

2021
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

31.1
Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2
Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley
Act of 2002 by David A. Hedges, President and Chief Executive Officer *

32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley
Act of 2002 by W. James Walker, IV, Senior Vice President and Chief Financial Officer.*

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

Auburn, State of
Alabama, on March 17, 2023.

AUBURN NATIONAL

BANCORPORATION,

INC.
(Registrant)
By:

/S/ DAVID

A. HEDGES
David A. Hedges
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following
persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title Date

/S/ DAVID

A. HEDGES
David A. Hedges

President and Chief Executive Officer
(Principal Executive Officer)
March 17, 2023

/S/ W.

JAMES WALKER,

IV
W.

James Walker,

IV

SVP,

Chief Financial Officer
(Principal Financial and Accounting Officer)
March 17, 2023

/S/ ROBERT W.

DUMAS
Robert W.

Dumas

Chairman of the Board March 17, 2023

/S/ C. WAYNE

ALDERMAN
C. Wayne Alderman

Director March 17, 2023

/S/ TERRY W.

ANDRUS
Terry W.

Andrus

Director March 17, 2023

/S/ J. TUTT BARRETT
J. Tutt Barrett

Director March 17, 2023

/S/ LAURA J. COOPER
Laura Cooper

Director March 17, 2023

/S/ WILLIAM F. HAM,

JR.
William F.

Ham, Jr.

Director March 17, 2023

/S/ DAVID

E. HOUSEL
David E. Housel

Director March 17, 2023

/S/ ANNE M. MAY
Anne M. May

Director March 17, 2023

/S/ EDWARD

LEE SPENCER, III
Edward Lee Spencer, III

Director March 17, 2023