Form 10-Q
period 2023-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2023-05-05
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2023
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
Class Outstanding at May 4, 2023
Common Stock, $0.01 par value per share
3,500,376

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement

Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022
3

Consolidated Statements of Earnings (Unaudited) for the quarters ended March 31, 2023 and 2022
4

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March
31, 2023 and 2022
5

Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2023 and 2022
6

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2023 and 2022
7

Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
27

Table 1 – Explanation of Non -GAAP Financial Measures
46

Table 2 – Selected Quarterly Financial Data
47

Table 3 – Average Balances and Net Interest Income Analysis for the quarters ended March 31, 2023 and 2022
48

Table 4 – Allocation of Allowance for Credit Losses
49

Table 5 – Estimated Uninsured Time Deposits by Maturity
50
Item 3
Quantitative and Qualitative Disclosures About Market Risk
51
Item 4
Controls and Procedures
51
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
51
Item 1A
Risk Factors
51
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
52
Item 3
Defaults Upon Senior Securities
52
Item 4
Mine Safety Disclosures
52
Item 5
Other Information
52
Item 6
Exhibits
53

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,
(Dollars in thousands, except share data) 2023 2022
Assets:
Cash and due from banks $
17,083
$
11,608
Federal funds sold
1,951
9,300
Interest-bearing bank deposits
6,822
6,346
Cash and cash equivalents
25,856
27,254
Securities available-for-sale

405,692
405,304
Loans
505,041
504,458
Allowance for credit losses
(6,821)
(5,765)
Loans, net
498,220
498,693
Premises and equipment, net
46,222
46,575
Bank-owned life insurance
19,893
19,952
Other assets
21,863
26,110
Total assets $
1,017,746
$
1,023,888
Liabilities:
Deposits:
Noninterest-bearing

$
304,164
$
311,371
Interest-bearing
635,026
638,966
Total deposits
939,190
950,337
Federal funds purchased and securities sold under agreements to repurchase
2,457
2,551
Accrued expenses and other liabilities
2,459
2,959
Total liabilities
944,106
955,847
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,798
3,797
Retained earnings
116,798
116,600
Accumulated other comprehensive loss, net
(35,457)
(40,920)
Less treasury stock, at cost -
456,256

shares and
453,683

at March 31, 2023
and December 31, 2022, respectively
(11,538)
(11,475)
Total stockholders’ equity
73,640
68,041
Total liabilities and stockholders’

equity
$
1,017,746
$
1,023,888
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2023 2022
Interest income:
Loans, including fees $
5,754
$
4,850
Securities
Taxable
1,865
1,336
Tax-exempt
403
419
Federal funds sold and interest bearing bank deposits
213
63
Total interest income
8,235
6,668
Interest expense:
Deposits
1,118
585
Short-term borrowings
8
5
Total interest expense
1,126
590
Net interest income
7,109
6,078
Provision for (recoveries of) credit losses
66
(250)
Net interest income after provision for credit

losses
7,043
6,328
Noninterest income:
Service charges on deposit accounts
154
142
Mortgage lending
93
253
Bank-owned life insurance
156
99
Other
389
414
Total noninterest income
792
908
Noninterest expense:
Salaries and benefits
2,927
2,950
Net occupancy and equipment
799
434
Professional fees
338
230
Other
1,540
1,287
Total noninterest expense
5,604
4,901
Earnings before income taxes
2,231
2,335
Income tax expense
267
254
Net earnings $
1,964
$
2,081
Net earnings per share:
Basic and diluted $
0.56
$
0.59
Weighted average shares

outstanding:
Basic and diluted
3,502,143
3,518,657
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2023 2022
Net earnings $
1,964
$
2,081
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities
5,463
(18,346)
Other comprehensive income (loss)
5,463
(18,346)
Comprehensive income (loss) $
7,427
$
(16,265)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings income (loss) stock Total
Quarter ended March 31, 2023
Balance, December 31, 2022
3,503,452
$
39
$
3,797
$
116,600
$
(40,920)
$
(11,475)
$
68,041
Cumulative effect of change in accounting
standard —
—
—
(821)
—
—
(821)
Net earnings —
—
—
1,964
—
—
1,964
Other comprehensive income —
—
—
—
5,463
—
5,463
Cash dividends paid ($
.27

per share)
—
—
—
(945)
—
—
(945)
Stock repurchases
(2,648)
—
—
—
—
(64)
(64)
Sale of treasury stock
75
—
1
—
—
1
2
Balance, March 31, 2023
3,500,879
$
39
$
3,798
$
116,798
$
(35,457)
$
(11,538)
$
73,640
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

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31,

(Dollars in thousands) 2023 2022
Cash flows from operating activities:
Net earnings $
1,964
$
2,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for (reversal of) credit losses
66
(250)
Depreciation and amortization
423
244
Premium amortization and discount accretion, net
612
909
Net gain on sale of loans held for sale
(4)
(229)
Loans originated for sale
—
(5,792)
Proceeds from sale of loans
—
6,366
Increase in cash surrender value of bank-owned life insurance
(104)
(99)
Income recognized from death benefit on bank-owned life insurance
(52)
—
Net decrease (increase) in other assets
4,420
(5,161)
Net (decrease) increase in accrued expenses and other liabilities
(2,434)
3,938
Net cash provided by operating activities
4,891
2,007
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
6,296
19,523
Purchase of securities available-for-sale
—
(40,498)
(Increase) decrease in loans, net
(586)
29,916
Net purchases of premises and equipment
(5)
(549)
Proceeds from bank-owned life insurance death benefit
215
—
Decrease (increase) in FHLB stock
41
(74)
Net cash provided by investing activities
5,961
8,318
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(7,207)
(7,794)
Net (decrease) increase in interest-bearing deposits
(3,940)
31,293
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase
(94)
546
Stock repurchases
(64)
(120)
Dividends paid
(945)
(932)
Net cash (used in) provided by financing activities
(12,250)
22,993
Net change in cash and cash equivalents
(1,398)
33,318
Cash and cash equivalents at beginning of period
27,254
156,259
Cash and cash equivalents at end of period $
25,856
$
189,577
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
877
$
609
Income taxes
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

All such adjustments are of a
normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of
operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further
information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2022.
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

Actual results could
differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of allowance for credit losses investment securities, the determination of the allowance for credit
losses on loans, fair value of financial instruments, and the valuation of deferred tax assets and other real estate owned
(“OREO”).
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to March 31, 2023.

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
Accounting Standards Adopted in 2023
On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit

Losses (Topic 326):

Measurement
of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an
expected loss methodology that is referred to as the current expected credit loss (“CECL”)

methodology. CECL requires

an
estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current
conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost,
including loan receivables and held-to-maturity debt securities, and some off

-balance sheet credit exposures such as
unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount
expected to be collected by using an allowance for credit losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require
credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management
does not intend to sell and does not believe that it is more likely than not, they will be required to sell.
The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the
modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.
The transition adjustment upon the adoption of CECL on January 1, 2023 included an increase in the allowance for credit
losses on loans of $
1.0

million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $
0.1

million, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $0.8 million as of January 1, 2023 for the cumulative effect of adopting
CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for
reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be
reported in accordance with previously applicable accounting standards.
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-
temporary impairment had been recognized prior to January 1, 2023.

As of December 31, 2022, the Company did not have
any other-than-temporarily impaired investment securities. Therefore,

upon adoption of ASC 326, the Company determined
that an allowance for credit losses on available for sale securities was not deemed material.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to
reverse interest income on loans or securities that are placed on nonaccrual status,

which is generally when the instrument is
90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that
this policy results in the timely reversal of uncollectible interest.
The Company also adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic

326): Troubled Debt
Restructurings and Vintage Disclosures”

on January 1, 2023, the effective date of the guidance, on a prospective basis.
ASU 2022-02 eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan
refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

Specifically, rather than
applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring
guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally,

ASU
2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within
the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at

Amortized Cost. ASU 2022-02 did not
have a material impact on the Company’s consolidated

financial statements.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported
at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and
deferred fees and costs. Accrued interest receivable related to loans is recorded in other assets on the consolidated balance
sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees,

net of certain direct origination
costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating
prepayments.
The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in
the process of collection, or when management believes, after considering economic and business conditions and collection
efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on
contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days
after the contractual due date.
All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such
loans is accounted for using the cost-recovery method, until qualifying for return to accrual.

Under the cost-recovery
method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status
when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment
performance, and future payments are reasonably assured.
Allowance for Credit Losses – Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net
amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the
uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously
charged-off and expected to be charged-off.

Accrued interest receivable is excluded from the estimate of credit losses.
The allowance for credit losses represents management’s

estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from
both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company’s loan loss estimation process includes

procedures to appropriately consider the unique characteristics of its
loan segments (commercial and industrial, construction and land development,

commercial real estate, multifamily,
residential real estate, and consumer loans).

These segments are further disaggregated into loan classes, the level at which credit quality is monitored.

See Note 5, Loans and Allowance for Credit Losses for additional information about our loan portfolio.
Credit loss assumptions are estimated using a discounted cash flow ("DCF") model for each loan segment,

except consumer
loans.

The weighted average remaining life method is used to estimate credit loss assumptions for consumer loans.

The DCF model calculates an expected life-of-loan loss percentage by considering the forecasted probability that a
borrower will default (the “PD”), adjusted for relevant forecasted macroeconomic factors, and LGD, which is the estimate
of the amount of net loss in the event of default.

This model utilizes historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis.

The forecasted Alabama
unemployment rate is considered in the model for commercial and industrial,

construction and land development,
commercial real estate,

multifamily, and residential real estate

loans.

In addition, forecasted changes in the Alabama home
price index is considered in the model for construction and land development and residential real estate loans; forecasted
changes in the national commercial real estate (“CRE”) price index is considered in the model for commercial real estate
and multifamily loans; and forecasted changes in the Alabama gross state product is considered in the model for
multifamily loans.

Projections of these macroeconomic factors, obtained from an independent third party, are utilized to
predict quarterly rates of default based on the statistical PD models.

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and principal
payments (“curtailments”) when appropriate. Management's determination of the contract term excludes expected
extensions, renewals, and modifications unless the extension or renewal option is included in the contract at the reporting
date and is not unconditionally cancellable by the Company.

To the extent the lives of the

loans in the portfolio extend
beyond the period for which a reasonable and supportable forecast can be made (which is 4 quarters for the Company), the
Company reverts, on a straight-line basis back to the historical rates over an 8 quarter reversion period.

The weighted average remaining life method was deemed most appropriate for the consumer loan segment because
consumer loans contain many different payment structures,

payment streams and collateral.

The weighted average
remaining life method uses an annual charge-off rate over several vintages to estimate credit losses.

The average annual
charge-off rate is applied to the contractual term adjusted for prepayments.
Additionally, the allowance

for credit losses calculation includes subjective adjustments for qualitative risk factors that are
believed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may
increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan
review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations,

trends in
underlying collateral, external factors and economic conditions not already captured.
Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that
foreclosure is probable and the borrower is experiencing financial difficulty,

the expected credit losses are based on the
estimated fair value of collateral held at the reporting date, adjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments
Financial instruments include off-balance sheet credit instruments,

such as commitments to make loans and commercial
letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of
nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the
contractual amount of those instruments. Such financial instruments are recorded when they are funded.
The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to
extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated
statements of earnings.

The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment
at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans,
taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for
unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.
On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $77 thousand for the adoption of
ASC 326. For the quarter ended March 31, 2023, the Company recorded a provision for credit losses for unfunded
commitments of $
26

thousand. At March 31, 2023, the liability for credit losses on off-balance-sheet credit exposures
included in other liabilities was $
0.3

million.
NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2023 and 2022, respectively.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for,

or convertible into, shares of the Company’s common

stock.

At
March 31, 2023 and 2022, respectively,

the Company had no such securities or rights issued or outstanding, and therefore,
no dilutive effect to consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2023 2022
Basic and diluted:
Net earnings $
1,964
$
2,081
Weighted average common

shares outstanding
3,502,143
3,518,657
Net earnings per share $
0.56
$
0.59

NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At March 31, 2023, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE,
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

At March 31, 2023 and December 31, 2022, respectively,

the Company had one such investment in the
amounts of $2.0 million and $2.1 million, respectively,

which was included in other assets in the consolidated balance sheets.

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

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
2,006
$
2,006
Other assets

NOTE 4: SECURITIES
At March 31, 2023 and December 31, 2022, respectively,

all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2023 and December 31, 2022,

respectively, are presented below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2023
Agency obligations (a) $
5,300
59,997
61,883
—
127,180
—
13,574
$
140,754
Agency MBS (a)
—
6,984
27,601
181,114
215,699
—
29,522
245,221
State and political subdivisions
300
1,032
15,581
45,900
62,813
49
4,300
67,064
Total available-for-sale $
5,600
68,013
105,065
227,014
405,692
49
47,396
$
453,039
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

Securities with aggregate fair values of $
207.6

million and $
208.3

million at March 31, 2023 and December 31, 2022,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank of Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.2

million at March 31, 2023 and December 31, 2022,
respectively.

Non-marketable equity investments include FHLB of Atlanta Stock, Federal

Reserve Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at March 31, 2023 and December 31, 2022, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2023:
Agency obligations

$
18,263
950
108,917
12,624
$
127,180
13,574
Agency MBS
23,127
1,047
192,572
28,475
215,699
29,522
State and political subdivisions
19,186
278
35,741
4,022
54,927
4,300
Total

$
60,576
2,275
337,230
45,121
$
397,806
47,396
December 31, 2022:
Agency obligations

$
55,931
4,161
69,686
11,665
$
125,617
15,826
Agency MBS
70,293
5,842
147,867
27,304
218,160
33,146
State and political subdivisions
44,777
2,176
13,043
3,505
57,820
5,681
Total

$
171,001
12,179
230,596
42,474
$
401,597
54,653
For the securities in the previous table, the Company assesses whether or not it intends to sell or is more likely than not that
the Company will be required to sell the securities before recovery of the amortized cost basis, which may be maturity.

Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2023 and it
is not more-likely-than-not that the Company will be required to sell the security before recovery of their amortized cost bases, which may be maturity,

the Company has determined that no credit loss is necessary.

In addition, the Company
evaluates whether any portion of the decline in fair value of available-for-sale securities is the result of credit deterioration,
which would require the recognition of a provision to increase the allowance for credit losses. Such evaluations consider the
extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known
adverse conditions related to the specific security.

The unrealized losses associated with available-for-sale

securities at
March 31, 2023 are driven by changes in market interest rates and are not due to the credit quality of the securities, and
accordingly, no allowance

for credit losses is considered necessary related to available-for-sale securities at March 31,
2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit quality.
Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the
issuers can make all contractual principal and interest payments.
Realized Gains and Losses

The Company had no realized gains and losses on sale of securities during the quarters ended

March 31, 2023 and 2022,
respectively.

NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES
March 31, December 31,
(Dollars in thousands) 2023 2022
Commercial and industrial $
59,602
$
66,212
Construction and land development
66,500
66,479
Commercial real estate:
Owner occupied
67,280
61,125
Hotel/motel 32,959
33,378
Multi-family
40,974
41,084
Other
126,749
128,986
Total commercial real estate
267,962
264,573
Residential real estate:
Consumer mortgage
48,513
45,370
Investment property
53,462
52,278
Total residential real estate
101,975
97,648
Consumer installment
9,002
9,546
Total Loans $
505,041
$
504,458
Loans secured by real estate were approximately 86.4%

of the Company’s total loan portfolio

at March 31, 2023.

At March
31, 2023, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

Alabama, and
surrounding areas.
The loan portfolio segment is defined as the level at which an entity develops and documents a systematic method for
determining its allowance for credit losses. As part of the Company’s quarterly assessment of the allowance, the loan
portfolio included the following portfolio segments: commercial and industrial,

construction and land development,
commercial real estate, residential real estate, and consumer installment. Where appropriate,

the Company’s loan portfolio
segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute,
risk characteristics of the loan, and an entity’s

method for monitoring and determining credit risk.
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
includes loans in these classes:

● Owner occupied

– includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers.

Generally,

the primary
source of repayment is the cash flow from business operations and activities of the borrower,

who owns the
property.
● Hotel/motel
– includes loans for hotels and motels.

Generally, the primary source of repayment

is dependent upon
income generated from the hotel/motel securing the loan.

The underwriting of these loans takes into consideration
the occupancy and rental rates, as well as the financial health of the borrower.
● Multi-family

– primarily includes loans to finance income-producing multi-family properties

.

These include loans
for 5 or more unit residential properties and apartments leased to residents. Generally

,

the primary source of
repayment is dependent upon income generated from the real estate collateral.

The underwriting of these loans
takes into consideration the occupancy and rental rates,

as well as the financial health of the respective borrowers.

● Other

– primarily includes loans to finance income-producing commercial properties other than hotels/motels and
multi-family properties, and which

are not owner occupied.

Loans in this class include loans for neighborhood
retail centers, medical and professional offices, single retail stores,

industrial buildings, and warehouses leased to
local and other businesses.

Generally,

the primary source of repayment is dependent upon income generated from
the real estate collateral. The underwriting of these loans takes into consideration the occupancy and rental rates,
as well as the financial health of the borrower.

Residential real estate (“RRE”) — includes loans in these two classes:
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
Generally,

the primary source of repayment is dependent upon income generated from leasing the property
securing the loan. The underwriting of these loans takes into consideration the rental rates and property values, as
well as the financial health of the borrowers.

Consumer installment —
includes loans to individuals,

which may be secured by personal property or are unsecured.

Loans
include personal lines of credit, automobile loans, and other retail loans.

These loans are underwritten in accordance with
the Bank’s general loan policies and procedures

which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history,

and, if applicable, property values.

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March
31, 2023 and December 31, 2022.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2023:
Commercial and industrial $
59,141
29
—
59,170
432
$
59,602
Construction and land development
66,500
—
—
66,500
—
66,500
Commercial real estate:
Owner occupied
65,177
—
—
65,177
2,103
67,280
Hotel/motel
32,959
—
—
32,959
—
32,959
Multi-family
40,974
—
—
40,974
—
40,974
Other
126,749
—
—
126,749
—
126,749
Total commercial real estate
265,859
—
—
265,859
2,103
267,962
Residential real estate:
Consumer mortgage
48,162
216
—
48,378
135
48,513
Investment property
53,184
278
—
53,462
—
53,462
Total residential real estate
101,346
494
—
101,840
135
101,975
Consumer installment
8,922
70
—
8,992
10
9,002
Total $
501,768
593
—
502,361
2,680
$
505,041
December 31, 2022:
Commercial and industrial $
65,764
5
—
65,769
443
$
66,212
Construction and land development
66,479
—
—
66,479
—
66,479
Commercial real estate:
Owner occupied
61,125
—
—
61,125
—
61,125
Hotel/motel
33,378
—
—
33,378
—
33,378
Multi-family
41,084
—
—
41,084
—
41,084
Other
126,870
—
—
126,870
2,116
128,986
Total commercial real estate
262,457
—
—
262,457
2,116
264,573
Residential real estate:
Consumer mortgage
45,160
38
—
45,198
172
45,370
Investment property
52,278
—
—
52,278
—
52,278
Total residential real estate
97,438
38
—
97,476
172
97,648
Consumer installment
9,506
40
—
9,546
—
9,546
Total $
501,644
83
—
501,727
2,731
$
504,458

Credit Quality Indicators
The credit quality of the loan portfolio is summarized no less frequently than quarterly using categories similar to the
standard asset classification system used by the federal banking agencies.

The following table presents credit quality
indicators for the loan portfolio segments and classes by year of origination as of March 31,

2023. These categories are
utilized to develop the associated allowance for credit losses using historical losses adjusted for qualitative and
environmental factors and are defined as follows:

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
(Dollars in thousands) 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans Total loans
March 31, 2023:

Commercial and industrial
Pass $
4,106
10,873
14,985
6,152
7,787
8,630
6,536
$
59,069
Special mention
—
—
—
—
—
—
—
—
Substandard
59
—
28
3
11
—
—
101
Nonaccrual
—
—
—
—
432
—
—
432
Total commercial and industrial
4,165
10,873
15,013
6,155
8,230
8,630
6,536
59,602
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
9,319
51,422
3,226
1,670
151
234
478
66,500
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
9,319
51,422
3,226
1,670
151
234
478
66,500
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
4,294
10,250
19,309
11,652
5,194
11,372
2,711
64,782
Special mention
—
—
235
—
—
—
—
235
Substandard
—
105
—
—
55
—
—
160
Nonaccrual
—
—
—
—
2,103
—
—
2,103
Total owner occupied
4,294
10,355
19,544
11,652
7,352
11,372
2,711
67,280
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
—
10,191
3,294
1,633
4,090
13,751
—
32,959
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel — 10,191 3,294 1,633 4,090 13,751 — 32,959
Current period gross charge-offs — — — — — — — —

(Dollars in thousands) 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans Total loans
March 31, 2023:

Multifamily
Pass
3,666
19,375
2,009
7,158
3,889
3,299
1,578
40,974
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multifamily
3,666
19,375
2,009
7,158
3,889
3,299
1,578
40,974
Current period gross charge-offs — — — — — — — —
Other
Pass
5,546
38,002
33,006
15,834
11,241
21,706
1,253
126,588
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
161
—
—
—
161
Nonaccrual
—
—
—
—
—
—
—
—
Total other
5,546
38,002
33,006
15,995
11,241
21,706
1,253
126,749
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
4,375
22,234
2,783
2,874
1,531
13,584
94
47,475
Special mention
—
—
—
—
—
381
—
381
Substandard
—
—
—
—
—
522
—
522
Nonaccrual
—
—
—
—
—
135
—
135
Total consumer mortgage
4,375
22,234
2,783
2,874
1,531
14,622
94
48,513
Current period gross charge-offs — — — — — — — —
Investment property
Pass
2,400
15,316
10,569
14,231
6,221
3,561
877
53,175
Special mention
—
—
—
—
—
43
—
43
Substandard
—
—
—
244
—
—
—
244
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
2,400
15,316
10,569
14,475
6,221
3,604
877
53,462
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
1,216
5,565
1,285
440
196
234
—
8,936
Special mention
—
—
—
5
—
—
—
5
Substandard
15
20
12
—
4
—
—
51
Nonaccrual
—
—
10
—
—
—
—
10
Total consumer installment
1,231
5,585
1,307
445
200
234
—
9,002
Current period gross charge-offs —
6
5
— — — —
11
Total loans
Pass
34,922
183,228
90,466
61,644
40,300
76,371
13,527
500,458
Special mention
—
—
235
5
—
424
—
664
Substandard
74
125
40
408
70
522
—
1,239
Nonaccrual
—
—
10
—
2,535
135
—
2,680
Total loans $
34,996
183,353
90,751
62,057
42,905
77,452
13,527
$
505,041
Total current period gross charge-offs $ —
6
5
— — — — $
11

(Dollars in thousands)

Pass

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2022:
Commercial and industrial $
65,550
7
212
443
$
66,212
Construction and land development
66,479
—
—
—
66,479
Commercial real estate:
Owner occupied
60,726
238
161
—
61,125
Hotel/motel
33,378
—
—
—
33,378
Multi-family
41,084
—
—
—
41,084
Other
126,700
170
—
2,116
128,986
Total commercial real estate
261,888
408
161
2,116
264,573
Residential real estate:
Consumer mortgage
44,172
439
587
172
45,370
Investment property
51,987
43
248
—
52,278
Total residential real estate
96,159
482
835
172
97,648
Consumer installment
9,498
1
47
—
9,546
Total $
499,574
898
1,255
2,731
$
504,458
The following table is a summary of the Company’s

nonaccrual loans by major categories for the periods indicated.
CECL Incurred Loss
March 31, 2023 December 31, 2022
Nonaccrual Nonaccrual Total
Loans with Loans with an Nonaccrual Nonaccrual
(Dollars in thousands) No Allowance Allowance Loans Loans
Commercial and industrial $
194
238
432
$
443
Commercial real estate
837
1,266
2,103
2,116
Residential real estate
135
—
135
172
Consumer
10
—
10
—
Total

$
1,176
1,504
2,680
$
2,731
The following table presents the amortized cost basis of collateral dependent loans,

which are individually evaluated to
determine expected credit losses:

(Dollars in thousands) Real Estate Business Assets Total Loans
March 31, 2023:
Commercial and industrial $
—
432
$ 432
Commercial real estate
2,103
—
2,103
Total

$
2,103
432
$
2,535
Allowance for Credit Losses
The Company adopted ASC 326 on January 1, 2023, which introduced the CECL methodology for estimating all expected
losses over the life of a financial asset. Under the CECL methodology,

the allowance for credit losses is measured on a
collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk characteristics
with the collectively evaluated pools, evaluations are performed on an individual basis.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods.

March 31, 2023
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance, prior to the
adoption of ASC 326 $
747
949
3,109
828
132
$
5,765
Impact from the adoption
of ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs —
—
— —
(11)
(11)
Recoveries
2
—
—
5
1
8
Net recoveries (charge-offs)
2
—
—
5
(10)
(3)
Provision for credit losses
(49)
89
(16)
11
5
40
Ending balance $
1,232
1,021
3,966
497
105
$
6,821
March 31, 2022
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
—
—
—
—
(48)
(48)
Recoveries
2
—
—
7
8
$
17
Net (charge-offs) recoveries
2
—
—
7
(40)
(31)
Provision for loan losses
(85)
(10)
(203)
(9)
57
(250)
Ending balance $
774
508
2,536
737
103
$
4,658
The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of March 31, 2022 as determined, prior to the adoption of ASC 326.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
March 31, 2022:
Commercial and industrial (3) $
774
73,297
—
—
774
73,297
Construction and land development
508
33,058
—
—
508
33,058
Commercial real estate
2,536
234,880
—
182
2,536
235,062
Residential real estate
737
79,102
—
—
737
79,102
Consumer installment
103
8,412
—
—
103
8,412
Total $
4,658
428,749
—
182
4,658
428,931
(1)
Represents loans collectively evaluated for impairment,

prior to the adopton of ASC 326, in accordance with ASC

450-20,
Loss
Contingencies, and pursuant to amendments by ASU 2010-20

regarding allowance for non-impaired loans.
(2)
Represents loans individually evaluated for impairment, prior to the adoption of ASC 326, in accordance with ASC

310-30,

Receivables, and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
Impaired loans
The following tables present impaired loans at December 31, 2022 as determined under

ASC 310 prior to the adoption of
ASC 326.

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
The following tables set forth certain information regarding the Company’s impaired loans that were individually evaluated
for impairment at December 31, 2022.
December 31, 2022
(Dollars in thousands)
Unpaid principal
balance (1)
Charge-offs and
payments applied
(2)
Recorded
investment (3) Related allowance
With no allowance recorded:
Commercial and industrial $
210
(1)
209
$ —
Commercial real estate:
Owner occupied
858
(3)
855
Total commercial real estate
858
(3)
855
—
Total

1,068
(4)
1,064
—
With allowance recorded:
Commercial and industrial
234
—
234
$
59
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

Pursuant to the adoption of ASU 2022-02, effective January 1, 2023,

the Company prospectively discontinued the
recognition and measurement guidance previously required for troubled debt restructures.

As of March 31, 2023, the
Company had no loans that would have previously required disclosure as troubled debt restructures.
The following table provides the average recorded investment in impaired loans, if any, by portfolio

segment, and the
amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the quarter
ended March 31, 2022 as determined under ASC 310 prior to the adoption of ASC 326.
Quarter ended March 31, 2022
Average Total interest
recorded income
(Dollars in thousands) investment recognized
Impaired loans:
Commercial real estate:
Other
236
$
—
Total commercial real estate
236
—
Residential real estate:
Investment property
15
—
Total residential real estate
15
—
Total

251
$
—
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

Increases in market interest rates generally increase the fair value of MSRs by reducing prepayments and refinancings and
therefore reducing the prepayment speed.
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
lending income.

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2023 and 2022 are
presented below.

Quarter ended March 31,
(Dollars in thousands) 2023 2022
MSRs, net:
Beginning balance
$
1,151
$
1,309
Additions, net
—
54
Amortization expense
(55)
(78)
Ending balance
$
1,096
$
1,285
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,369
$
1,908
End of period
2,419
2,277
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

March 31, 2023, there were
no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

Assets and liabilities measured at fair value on a recurring basis
Securities available-for-sale
Fair values of securities available for sale were primarily measured using

Level 2 inputs.

For these securities, the Company
obtains pricing data from third party pricing services.

These third party pricing services consider observable data that may
include broker/dealer quotes, market spreads, cash flows, benchmark yields, reported trades for similar securities, market
consensus prepayment speeds, credit information, and the securities’ terms and conditions.

On a quarterly basis,
management reviews the pricing data received from the third party pricing services for reasonableness given current market
conditions.

As part of its review, management

may obtain non-binding third party broker/dealer quotes to validate the fair value measurements.

In addition, management will periodically submit pricing information provided by the third party
pricing services to another independent valuation firm on a sample basis.

This independent valuation firm will compare the
prices

provided by the third party pricing service with its own prices and will review the significant assumptions and
valuation methodologies used with management.
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March
31, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets by

ASC 820
valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2023:
Securities available-for-sale:
Agency obligations

$
127,180
—
127,180
—
Agency MBS
215,699
—
215,699
—
State and political subdivisions
62,813
—
62,813
—
Total securities available-for-sale
405,692
—
405,692
—
Total

assets at fair value
$
405,692
—
405,692
—
December 31, 2022:
Securities available-for-sale:
Agency obligations

$
125,617
—
125,617
—
Agency MBS
218,160
—
218,160
—
State and political subdivisions
61,527
—
61,527
—
Total securities available-for-sale
405,304
—
405,304
—
Total

assets at fair value
$
405,304
—
405,304
—
Assets and liabilities measured at fair value on a nonrecurring basis
Collateral Dependent Loans
Collateral dependent loans are measured at the fair value of the collateral securing the loan less estimated selling costs. The
fair value of real estate collateral is determined based on real estate appraisals which are generally based on recent sales of
comparable properties which are then adjusted for property specific factors.

Non real estate collateral is valued based on
various sources, including third party asset valuations and internally determined values based on cost adjusted for
depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of
the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's
underlying financial condition.

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
March 31, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2023:
Loans, net
(1)
2,021
—
—
2,021
Other assets (2)
1,096
—
—
1,096
Total assets at fair value $
3,117
—
—
3,117
December 31, 2022:
Loans, net
(3)
2,054
—
—
2,054
Other assets (2)
1,151
—
—
1,151
Total assets at fair value $
3,205
—
-
3,205
(1) Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or

estimated fair value.
(3)
Loans considered impaired under ASC 310-10-35 Receivables,

prior to the adoption of ASC 326.

This amount reflects the recorded

investment in impaired loans, net of any related allowance

for loan losses.
Quantitative Disclosures for Level 3 Fair Value

Measurements
At March 31, 2023 and December 31, 2022, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2023 and and December 31, 2022, the
significant unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets
are presented below.
Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
March 31, 2023:
Collateral dependent loans $
2,021
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,096
Discounted cash flow Prepayment speed or CPR
7.2
-
30.1
7.6

Discount rate
9.5
-
11.5
9.5
December 31, 2022:
Impaired loans $
2,054
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,151
Discounted cash flow Prepayment speed or CPR
5.2
-
18.6
7.5

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

Discounted cash flows can be
significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The
following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered
representative of the liquidation value of the Company’s

financial instruments, but rather are good-faith estimates

of the fair
value of financial instruments held by the Company.

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at March 31, 2023 and December 31, 2022 are presented below.

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
March 31, 2023:
Financial Assets:
Loans, net (1) $
498,220
$
482,454
$
—
$
—
$
482,454
Financial Liabilities:
Time Deposits $
161,104
$
157,919
$
—
$
157,919
$
—
December 31, 2022:
Financial Assets:
Loans, net (1) $
498,693
$
484,007
$
—
$
—
$
484,007
Financial Liabilities:
Time Deposits $
150,375
$
150,146
$
—
$
150,146
$
—
(1) Represents loans, net of allowance for credit losses.

The fair value of loans was measured using an

exit price notion.

NOTE 8: SUBSEQUENT EVENTS
Subsequent to March 31, 2023, one of the Company’s

collateral dependent loans, with a recorded investment of $
1.3
million and a corresponding valuation allowance of $
0.5

million, at March 31, 2023, was paid in full
.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
The following discussion and analysis is designed to provide a better understanding of various factors related to the results
of operations and financial condition of the Company and the Bank.

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters ended March 31, 2023 and 2022, as well as the information contained in our Annual Report on Form
10-K for the year ended December 31, 2022.

Special Cautionary Notice Regarding Forward-Looking Statements
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

“will,” “anticipate,” “assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expect,”

“estimate,” “continue,” “designed”, “plan,” “point to,”
“project,” “could,” “intend,” “seeks,” “model,” “simulations,” “target” and other similar words and expressions of the
future.

These forward-looking statements may not be realized due to a variety of factors,

including, without limitation:
●
the effects of future economic, business and market conditions and changes, foreign, domestic and local, including
inflation, seasonality, natural

disasters or climate change, such as rising sea and water levels, hurricanes and tornados, COVID-19 or other epidemics or pandemics including supply chain disruptions,

inventory volatility, and
changes in consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions, sanctions or other events that may affect
general economic conditions;
●
governmental monetary and fiscal policies, including the continuing effects of fiscal and monetary stimuli in
response to the COVID-19 crisis, followed by changes in monetary policies beginning in March 2022 in response
to inflation, including increases in the Federal Reserve’s

target federal funds rate and reductions in the Federal
Reserve’s holdings of securities;
●
legislative and regulatory changes, including changes in banking, securities and tax laws,

regulations and rules and
their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost
of FDIC insurance, including changes being considered in light of two regional bank failures in California and
New York in

March 2023;
●
the failure of assumptions and estimates, as well as differences in, and changes to,

economic, market and credit
conditions, including changes in borrowers’ credit risks and payment behaviors from those used in our loan
portfolio reviews;
● the risks of inflation, changes in market interest rates and the shape of the yield curve on the levels, composition and costs of deposits and borrowings, the values of our securities and loans, loan demand and mortgage loan
originations, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities,
and the risks and uncertainty of the amounts realizable on collateral;

●
the risks of further increases in market interest rates creating unrealized losses on our securities available for sale,
which adversely affect our stockholders’ equity (including tangible stockholders’

equity) for financial reporting
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
to federal income taxation;
●
the failure of assumptions and estimates underlying the establishment of allowances for credit losses, including
asset impairments, losses valuations of assets and liabilities and other estimates;
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
made.

Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2023 2022
Net interest income (a) $ 7,217 $ 6,190
Less: tax-equivalent adjustment 108 112
Net interest income (GAAP) 7,109 6,078
Noninterest income

792 908
Total revenue

7,901 6,986
Provision for credit losses 66 (250)
Noninterest expense 5,604 4,901
Income tax expense

267 254
Net earnings $ 1,964 $ 2,081
Basic and diluted earnings per share $ 0.56 $ 0.59
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures."
Financial Summary
The Company’s net earnings were $2.0

million for the first quarter of 2023, compared to $2.1 million for the first quarter of
2022.

Basic and diluted earnings per share were $0.56 per share for the first quarter of 2023,

compared to $0.59 per share
for the first quarter of 2022.

Net interest income (tax-equivalent) was $7.2 million for the first quarter of 2023,

a 17% increase

compared to $6.2 million
for the first quarter of 2022.

This increase was primarily due to improvements in the Company’s net interest margin.

The
Company’s net interest margin

(tax-equivalent) was 3.17% in the first quarter of 2023 compared to 2.43%

in the first
quarter of 2022.

This increase was primarily due to a more favorable asset mix and higher yields on interest earning assets.

These higher yields on interest earning assets were partially offset by increased cost of funds.

The cost of funds increased
to 71 basis points, compared to 34 basis points in the first quarter of 2022,

which also reflected higher market interest rates.

Average loans for the first quarter

of 2023 were $502.2 million, a 14% increase from the first quarter of 2022.
At March 31, 2023, the Company’s allowance

for credit losses was $6.8 million, or 1.35% of total loans, compared to $5.8 million, or 1.14% of total loans, at December 31, 2022, and $4.7 million, or 1.09% of total loans, at March 31, 2022.

The
implementation of CECL required pursuant to Accounting Standards (“ASC”)

326, was effective January 1, 2023,
increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day one transition adjustment.

At
March 31, 2023 and December 31, 2022, the Company’s

recorded investment in loans individually evaluated was $2.6 million with a corresponding valuation allowance (included in the allowance for credit losses) of $0.5 million, compared to
a recorded investment in loans individually evaluated of $0.2 million with no corresponding valuation allowance at March
31, 2022.
The Company recorded a provision for credit losses during the first quarter of 2023 of $0.1 million, compared to a negative
provision for credit losses of $0.3 million during the first quarter of 2022.

The provision for credit losses under CECL is
reflective of the Company’s credit risk profile

and the future economic outlook and forecasts.

Our CECL model is largely
influenced by economic factors including, most notably,

the anticipated unemployment rate.

The negative provision for
credit losses during the first quarter of 2022 was primarily related to a decrease in total loans, excluding PPP,

during the
first quarter of 2022.
Noninterest income was $0.8 million in the first quarter of 2023,

compared to $0.9 million in the first quarter of 2022.

The
decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.2 million as a result of
higher mortgage market interest rates.
Noninterest expense was $5.6 million in the first quarter of 2023,

compared

to $4.9 million for the first quarter of 2022.

The increase in noninterest expense was primarily due to an increase in net occupancy and equipment expense of $0.3
million related to the Company’s new headquarters,

which opened in June 2022, professional fees expense of $0.1 million, and other noninterest expenses of $0.3 million.

Income tax expense was $0.3 million for the first quarter of 2023 and 2022,

respectively.

The Company's effective tax rate
for the first quarter of 2023 was 11.97%,

compared to 10.88% in the first quarter of 2022.

The Company’s effective
income tax rate is principally affected by tax-exempt earnings from the Company’s investment in municipal securities,
bank-owned life insurance (“BOLI”), and New Markets Tax

Credits (“NMTCs”).
The Company paid cash dividends of $0.27 per share in the first quarter of 2023, an increase of 2%

from the same period of
2022.

The Company repurchased

2,648 shares for $0.1

million during the first quarter of 2023.

At March 31, 2023, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 16.48%,

a tier 1 leverage ratio of 10.07% and a common equity
tier 1 (“CET1”) ratio of 15.45% at March 31, 2023.

At March 31,

2023, the Company’s equity to total assets ratio

was
7.24%, compared to 6.65% at December 31, 2022, and 7.79% at March 31,

2022.
CRITICAL ACCOUNTING POLICIES
The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting
principles and with general practices within the banking industry.

In connection with the application of those principles, we
have made judgments and estimates which, in the case of the determination of our allowance for credit losses for loans, our
determination of credit losses for investment securities,

recurring and non-recurring fair value measurements, the valuation of other real estate owned, and the valuation of deferred tax assets, were critical to the determination of our financial
position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly
impact our financial position and results of operations.

Accounting Standards Adopted in 2023
On January 1, 2023, the Company adopted ASC 326 as described more fully in our unaudited financial statements in Part I
of this Quarterly report,

especially Note 1, Accounting Standards Adopted in 2023 and Note 5, Loans and Allowance

for
Credit Losses.

This standard replaced the incurred loss methodology with an expected loss methodology that is referred to
as the current expected credit loss (“CECL”) methodology.

CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions,

and reasonable and supportable forecasts
and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt
securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets
measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit
losses.

In addition, CECL made changes to the accounting for available for sale debt securities. One such change is to require
credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities if management
does not intend to sell and does not believe that it is more likely than not, they will be required to sell.
The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the
modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures.
The transition adjustment upon the adoption of CECL on January 1, 2023 included an increase in the allowance for credit
losses on loans of $1.0 million, which is presented as a reduction to net loans outstanding,

and an increase in the allowance
for credit losses on unfunded loan commitments of $0.1 million, which is recorded within other liabilities. The Company
recorded a net decrease to retained earnings of $0.8 million as of January 1, 2023 for the cumulative effect of adopting
CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for
reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be
reported in accordance with previously applicable accounting standards.
The Company adopted ASC 326 using the prospective transition approach for debt securities for which other-than-
temporary impairment had been recognized prior to January 1, 2023.

As of December 31, 2022, the Company did not have
any other-than-temporarily impaired investment securities. Therefore,

upon adoption of ASC 326, the Company determined
that an allowance for credit losses on available for sale securities was not deemed material.

The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to
reverse interest income on loans or securities that are placed on nonaccrual status,

which is generally when the instrument is
90 days past due, or earlier if the Company believes the collection of interest is doubtful.

The Company has concluded that
this policy results in the timely reversal of uncollectible interest.

The Company also adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic

326): Troubled Debt
Restructurings and Vintage Disclosures”

on January 1, 2023, the effective date of the guidance, on a prospective basis.
ASU 2022-02 eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for certain loan
refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

Specifically, rather than
applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring
guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally,

ASU
2022-02 requires an entity to disclose current-period gross write-offs by year of origination for financing receivables within
the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at

Amortized Cost. ASU 2022-02 did not
have a material impact on the Company’s consolidated

financial statements.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported
at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and
deferred fees and costs. Accrued interest receivable related to loans is recorded in other assets on the consolidated balance
sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination
costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating
prepayments.
The accrual of interest is generally discontinued when a loan becomes 90 days past due and is not well collateralized and in
the process of collection, or when management believes, after considering economic and business conditions and collection
efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on
contractual terms of the loan. A loan is considered to be past due when a scheduled payment has not been received 30 days
after the contractual due date.
All accrued interest is reversed against interest income when a loan is placed on nonaccrual status. Interest received on such
loans is accounted for using the cost-recovery method, until qualifying for return to accrual.

Under the cost-recovery
method, interest income is not recognized until the loan balance is reduced to zero.

Loans are returned to accrual status
when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment
performance, and future payments are reasonably assured.
Allowance for Credit Losses – Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net
amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the
uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously
charged-off and expected to be charged-off

.

Accrued interest receivable is excluded from the estimate of credit losses.
The allowance for credit losses represents management’s

estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by management using relevant available information, from
both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company’s loan loss estimation process includes

procedures to appropriately consider the unique characteristics of its
loan segments (commercial and industrial, construction and land development, commercial real estate, multifamily,
residential real estate, and consumer loans).

These segments are further disaggregated into loan classes, the level at which credit quality is monitored.

See Note 5, Loans and Allowance for Credit Losses for additional information about our loan portfolio.
Credit loss assumptions are estimated using a discounted cash flow ("DCF") model for each loan segment, except consumer
loans.

The weighted average remaining life method is used to estimate credit loss assumptions for consumer loans.

The DCF model calculates an expected life-of-loan loss percentage by considering the forecasted probability that a
borrower will default (the “PD”), adjusted for relevant forecasted macroeconomic factors, and LGD, which is the estimate
of the amount of net loss in the event of default.

This model utilizes historical correlations between default experience and certain macroeconomic factors as determined through a statistical regression analysis.

The forecasted Alabama
unemployment rate is considered in the model for commercial and industrial, construction and land development,
commercial real estate, multifamily,

and residential real estate loans.

In addition, forecasted changes in the Alabama home
price index is considered in the model for construction and land development and residential real estate loans; forecasted
changes in the national commercial real estate (“CRE”) price index is considered in the model for commercial real estate
and multifamily loans; and forecasted changes in the Alabama gross state product is considered in the model for
multifamily loans.

Projections of these macroeconomic factors, obtained from an independent third party, are utilized to
predict quarterly rates of default

based on the statistical PD models.

Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and principal
payments (“curtailments”) when appropriate. Management's determination of the contract term excludes expected
extensions, renewals, and modifications unless the extension or renewal option is included in the contract at the reporting
date and is not unconditionally cancellable by the Company.

To the extent the lives of the

loans in the portfolio extend
beyond the period for which a reasonable and supportable forecast can be made (which is 4 quarters for the Company), the
Company reverts, on a straight-line basis back to the historical rates over an 8 quarter reversion period.
The weighted average remaining life method was deemed most appropriate for the consumer loan segment because
consumer loans contain many different payment structures,

payment streams and collateral.

The weighted average
remaining life method uses an annual charge-off rate over several vintages to estimate credit losses.

The average annual
charge-off rate is applied to the contractual term adjusted for prepayments.
Additionally, the allowance

for credit losses calculation includes subjective adjustments for qualitative risk factors that are
believed likely to cause estimated credit losses to differ from historical experience.

These qualitative adjustments may
increase or reduce reserve levels and include adjustments for lending management experience and risk tolerance, loan
review and audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations,

trends in
underlying collateral, external factors and economic conditions not already captured.
Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that
foreclosure is probable and the borrower is experiencing financial difficulty,

the expected credit losses are based on the
estimated fair value of collateral held at the reporting date, adjusted for selling costs as appropriate.

Allowance for Credit Losses – Unfunded Commitments
Financial instruments include off-balance sheet credit instruments,

such as commitments to make loans and commercial
letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of
nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the
contractual amount of those instruments. Such financial instruments are recorded when they are funded.
The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to
extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated
statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment
at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans,
taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for
unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.
On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $77 thousand for the adoption of
ASC 326. For the three months ended March 31, 2023, the Company recorded a provision for credit losses for unfunded
commitments of $26 thousand. At March 31, 2023, the liability for credit losses on off

-balance-sheet credit exposures
included in other liabilities was $0.3 million.

Assessment for Allowance for Credit Losses – Available

-for-Sale Securities
For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the
Company assesses whether or not it intends to sell the security,

or more likely than not will be required to sell the security, before recovery of its amortized cost basis.

If either criteria is met, the security's amortized cost basis is written down to fair value through net income.

If neither criteria is met, the Company evaluates whether any portion of the decline in fair
value is the result of credit deterioration.

Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security.

If
the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the
amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount
by which the amortized cost exceeds fair value.

Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.
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

For more information regarding fair value measurements and disclosures, please refer to Note 7, Fair Value,

of the unaudited consolidated financial statements that accompany this report.
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

Other Real Estate Owned
Other real estate owned or OREO, consists of properties obtained through foreclosure or otherwise in satisfaction of loans
and is reported at the lower of cost or fair value, less estimated costs to sell at the date acquired with any loss recognized as
a charge-off through the allowance for credit losses.

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

Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. At March 31, 2023 we had total deferred tax assets of $12.2 million included
as “other assets”, including $11.9 million resulting from

unrealized losses in our securities portfolio.

Based upon the level
of taxable income over the last three years and projections for future taxable income over the periods in which the deferred
tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible
differences at March 31, 2023. The amount of the deferred tax assets considered realizable, however, could be reduced if
estimates of future taxable income are reduced.
RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Quarter ended March 31,

2023 2022
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 502,158 4.65% $ 440,608 4.46%
Securities - taxable 344,884 2.19% 374,825 1.45%
Securities - tax-exempt

57,800 3.59% 60,272 3.57%
Total securities

402,684 2.39% 435,097 1.74%
Federal funds sold 7,314 4.71% 73,575 0.17%
Interest bearing bank deposits 11,607 4.47% 83,161 0.16%
Total interest-earning assets 923,763 3.66% 1,032,441 2.66%
Deposits:

NOW 187,566 0.54% 200,907 0.12%
Savings and money market 300,657 0.39% 345,549 0.20%
Time Deposits 155,676 1.51% 159,785 0.90%
Total interest-bearing deposits 643,899 0.70% 706,241 0.34%
Short-term borrowings 3,046 1.11% 3,943 0.50%
Total interest-bearing liabilities 646,945 0.71% 710,184 0.34%
Net interest income and margin (tax-equivalent) $ 7,217 3.17% $ 6,190 2.43%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $7.2 million for the first quarter of 2023,

a 17% increase compared to $6.2 million
for the first quarter of 2022.

This increase was primarily due to improvements in the Company’s net interest margin (tax-
equivalent).

The Company’s net interest

margin (tax-equivalent) was 3.17% in the first quarter of 2023 compared to 2.43%
in the first quarter of 2022.

This increase was primarily due to a more favorable asset mix and higher yields on interest earning assets.

Since March of 2022, the Federal Reserve increased the target federal funds range from 0 – 0.25% to 4.75 –
5.00%.

The target rate was increased another 25 basis points on May 3, 2023,

and further increases in the target federal
funds rate appear likely if inflation remains elevated.
The tax-equivalent yield on total interest-earning assets increased by 100 basis points to 3.66%

in the first quarter of 2023
compared to 2.66% in the first quarter of 2022.

This increase was primarily due to changes in our asset mix and higher market interest rates on interest earning assets.

The cost of total interest-bearing liabilities increased by 37 basis points to

0.71% in the first quarter of 2023 compared to
0.34% in the first quarter of 2022.

Our deposit costs may continue to increase as the Federal Reserve increases its target federal funds rate, market interest rates increase, and as customer behaviors change as a result of inflation and higher
market interest rates on deposits and other alternative investments.

The Company continues to deploy various asset liability management strategies to manage its risks from interest rate
fluctuations. Deposit and loan pricing remain competitive in our markets.

We believe this challenging

rate environment
will continue throughout 2023.

Our ability to compete and manage our deposit costs until our interest-earning assets reprice will be important to maintaining or potentially increasing our net interest margin during the monetary tightening
cycle that we believe will continue throughout 2023.
Provision for Credit Losses
On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and
requires us to estimate all expected credit losses over the remaining life of our loans.

Accordingly, the provision for credit
losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,
is adequate to provide coverage for all expected credit losses. The Company recorded a provision for credit losses during
the first quarter of 2023 of $0.1 million, compared to a negative provision for credit losses of $0.3 million during the first
quarter of 2022.

Provision expense is affected by organic loan growth in our loan portfolio, our internal assessment of the
credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs.

Our CECL
model is largely influenced by economic factors including,

most notably, the anticipated

unemployment rate, which may be
affected by monetary policy.

The negative provision for credit losses during the first quarter of 2022 was primarily related
to a decrease in total loans, excluding federally-guaranteed PPP loans,

during the first quarter of 2022.
Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately cover

all expected future losses as of the date the allowance is determined. At March 31,

2023,
the Company’s allowance for credit

losses was $6.8 million, or 1.35% of total loans, compared to $5.8 million, or 1.14% of total loans, at December 31, 2022, and $4.7 million, or 1.09% of total loans, at March 31, 2022.

The implementation of
CECL, as of January 1, 2023, increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day
one transition adjustment to ASC 326.

At March 31, 2023 and December 31, 2022, the Company’s

recorded investment in
loans individually evaluated was $2.6 million with a corresponding valuation allowance

(included in the allowance for
credit losses) of $0.5 million, compared to a recorded investment in loans individually evaluated of $0.2 million with no
corresponding valuation allowance at March 31, 2022.

One of the downgraded loans, with a recorded investment of $1.3 million and a corresponding valuation allowance of $0.5 million at March 31,

2023, was paid in full subsequent to March
31, 2023.
Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2023 2022
Service charges on deposit accounts $ 154 $ 142
Mortgage lending income 93 253
Bank-owned life insurance 156 99
Other 389 414
Total noninterest income $ 792 $ 908
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

Quarter ended March 31,
(Dollars in thousands) 2023 2022
Origination income, net $ 4 $ 229
Servicing fees, net 89 24
Total mortgage lending income $ 93 $ 253
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

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2023 2022
Salaries and benefits $ 2,927 $ 2,950
Net occupancy and equipment 799 434
Professional fees 338 230
Other 1,540 1,287
Total noninterest expense $ 5,604 $ 4,901
The increase in net occupancy and equipment expense was primarily due to increased expenses related to the Company’s
new headquarters in downtown Auburn.

This amount includes depreciation expense and other costs associated with
operating the new headquarters.

The Company relocated its main office branch and bank operations into its newly
constructed headquarters during June 2022.
The increase in other noninterest expense was due to a variety of miscellaneous items including increased information
technology and systems expenses, losses on New Markets Tax

Credits investments and other miscellaneous operating
expenses.
Income Tax

Expense
Income tax expense was $0.3 million for the first quarter of 2023 and 2022, respectively.

The Company’s effective income
tax rate for the first quarter of 2023 was 11.97%, compared

to 10.88% in the first quarter of 2022.

The Company’s
effective income tax rate is principally impacted by tax-exempt earnings from the Company’s investments

in municipal
securities, bank-owned life insurance, and New Markets Tax

Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $405.7

million at March 31, 2023 compared to $405.3 million at December 31, 2022.

This increase reflects a $7.3 million increase in the fair value of securities available

-for-sale, offset by a decrease in the
amortized cost basis of securities available-for-sale of $6.9 million.

The average annualized tax-equivalent yields earned
on total securities were 2.39%

in the first quarter of 2023 and 1.74% in the first quarter of 2022.

Loans
2023 2022
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 59,602 66,212 70,715 70,117 73,327
Construction and land development 66,500 66,479 54,773 38,654 33,058
Commercial real estate 267,962 264,576 249,527 239,873 234,637
Residential real estate 101,975 97,648 91,469 85,106 78,983
Consumer installment 9,002 9,546 7,551 7,122 8,412
Total loans $ 505,041 504,461 474,035 440,872 428,417
Total loans

were $505.0 million at March 31, 2023, compared to $504.5 million at December

31, 2022.

Four loan
categories represented the majority of the loan portfolio at March 31, 2023:

commercial real estate (53%), residential real
estate (20%), commercial and industrial (12%) and construction and land development

(13%).

Approximately 25% of the
Company’s commercial real estate loans

were classified as owner-occupied at March 31, 2023.
Within the residential real estate portfolio segment, the

Company had junior lien mortgages of approximately $7.6

million,
or 2%, and $7.4 million, or 1%, of total loans at March 31, 2023 and December 31, 2022, respectively.

For residential real
estate mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at March
31, 2023 and December 31, 2022. The Company’s

residential real estate mortgage portfolio does not include any option

or
hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally
viewed as high risk.

The average yield earned on loans and loans held for sale was 4.65% in the first quarter of

2023 and 4.46% in the first
quarter of 2022.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of
current economic conditions, including inflation and the continuing increases in market interest rates, remaining COVID-19
pandemic effects including supply chain disruptions, commercial office occupancy levels, housing supply shortages and
inflation, on our borrowers’ cash flows, real estate market sales volumes and liquidity,

valuations used in making loans and
evaluating collateral, availability and cost of financing properties, real estate industry concentrations, competitive pressures
from a wide range of other lenders, deterioration in certain credits, interest rate fluctuations,

reduced collateral values or
non-existent collateral, title defects, inaccurate appraisals, financial deteriora tion of borrowers, fraud, and any violation of
applicable laws and regulations. Various

projects financed earlier that were based on lower interest rate assumptions than
currently in effect may not be as profitable or successful at higher interest rate currently in effect and currently expected in
the future.
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
approximately $22.8 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.6 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At March 31, 2023, the Bank had no
relationships exceeding these limits.

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

-based capital at March 31, 2023 and December 31, 2022.

March 31, December 31,
(Dollars in thousands) 2023 2022
Lessors of 1-4 family residential properties $ 53,467 $ 52,278
Multi-family residential properties 40,974 41,084
Hotel/motel 32,959 33,378
Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover
the Company’s estimate of expected

losses in the loan portfolio. The allowance for credit losses was $6.8 million at March
31, 2023 compared to $5.8 million at December 31, 2022,

which management believed to be adequate at each of the
respective dates. The judgments and estimates associated with the determination of the allowance for credit losses are
described under “Critical Accounting Policies.”
On January 1, 2023, we adopted ASC 326,

which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio.

Accordingly, beginning in
2023, the allowance for credit losses represents an amount that, in management's evaluation,

is adequate to provide
coverage for all expected future credit losses on outstanding loans. As of March 31,

2023 and December 31, 2022, our
allowance for credit losses was approximately $6.8 million and $5.8 million, respectively, which our

management believes
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.35% at
March 31, 2023, up from 1.14%

at December 31, 2022.
The increase in the allowance for credit losses is largely the result of the implementation of ASC

326 on January 1, 2023,
which resulted in an adjustment to the opening balance of the allowance for credit losses of

$1.0 million. Our CECL models
rely largely on projections of macroeconomic conditions to estimate future credit losses. Macroeconomic factors used in the
model include the Alabama unemployment rate, the Alabama home price index, the national commercial real estate price
index and the Alabama gross state product. Projections of these macroeconomic factors, obtained from an independent third
party, are utilized to predict

quarterly rates of default.

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with
similar risk characteristics, and for loans that do not share similar risk characteristics with the collectively evaluated pools,
evaluations are performed on an individual basis. Losses are predicted over a period of time determined to be reasonable
and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages.
At March 31, 2023, reasonable and supportable periods of 12 months were utilized followed by a 24 month straight line
reversion period to long term averages.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the first quarter of 2023 and
the previous four quarters is presented below.

2023 2022
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 5,765 4,966 4,716 4,658 4,939
Impact of adopting ASC 326
1,019
Charge-offs:
Commercial and industrial
— (205) (13) (4) —
Consumer installment
(11) (3) (3) (16) (48)
Total charge

-offs
(11) (208) (16) (20) (48)
Recoveries
8 7 16 78 17
Net (charge-offs) recoveries
(3) (201) — 58 (31)
Provision for credit losses
40 1,000 250 — (250)
Ending balance
$ 6,821 5,765 4,966 4,716 4,658
as a % of loans 1.35% 1.14 1.05 1.07 1.09
as a % of nonperforming loans 255% 211 1,431 1,314 1,256
Net charge-offs (recoveries) as % of average loans (a) — % 0.04 — (0.05) 0.03
(a) Net charge-offs (recoveries) are annualized.
Nonperforming Assets
At March 31, 2023 and December 31, 2022 the Company had $2.7 million in nonperforming assets,

respectively.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2023 and the previous four quarters.

2023 2022
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 2,680 2,731 347 359 371
Other real estate owned — — — — 374
Total nonperforming assets $ 2,680 2,731 347 359 745
as a % of loans and other real estate owned 0.53% 0.54 0.07 0.08 0.17 as a % of total assets 0.26% 0.27 0.03 0.03 0.07
Nonperforming loans as a % of total loans 0.53% 0.54 0.07 0.08 0.09
The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2023 and the
previous four quarters.

2023 2022
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ 432 443 — — —
Commercial real estate 2,103 2,116 170 176 182
Residential real estate 136 172 177 183 189
Consumer installment 10 — — — —
Total nonaccrual loans $ 2,681 2,731 347 359 371

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had $2.7
million in loans on nonaccrual status at March 31, 2023 and December 31,

2022, respectively.

The Company had no loans 90 days or more past due and still accruing at March 31,

2023 and December 31, 2022,
respectively.
The table below provides information concerning the composition of OREO for the third quarter of 2023 and the previous
four quarters.

2023 2022
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Other real estate owned:
Commercial real estate $ — — — — 374
Total other real estate owned $ — — — — 374
Deposits
Total deposits decreased

$11.1 million, or 1%, to $939.2 million at March 31, 202

3, compared to $950.3 million at
December 31, 2022. This decrease reflects net outflows to higher yield investment alternatives in a rising interest rate
environment and a decline in balances in existing accounts due to increased customer spending.

Noninterest-bearing
deposits were $304.2 million, or 32% of total deposits, at March 31, 2023,

compared to $311.4 million, or 33% of total
deposits at December 31, 2022.

We had no brokered

deposits on March 31, 2023

or at December 31, 2022.

Estimated uninsured deposits totaled $368.6 million and $381.7 million at March 31,

2023 and December 31, 2022,
respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of

FDIC insurance
limits.
The average rate paid on total interest-bearing deposits was 0.70% in the first quarter of 2023 compared to 0.34% in the
first quarter of 2022.

Other Borrowings
Other borrowings consist of short-term borrowings and long-term debt. Short-term borrowings generally consist of federal
funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank
had available federal funds lines totaling $61.0 million with none outstanding at March 31, 2023, and December 31, 2022,
respectively. Securities sold

under agreements to repurchase totaled $2.5 million and $2.6 million at March 31,

2023 and
December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Bank had no borrowings from the
Federal Reserve discount window and no borrowings under the Federal Reserve’s new Bank Term Facility Program
(“BTFP”), which opened March 12, 2023.
The average rate paid on short-term borrowings was 1.11

%

in the first quarter of 2023 and 2022,

respectively.
The Company had no long-term debt at March 31, 2023 and December 31, 2022.

CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $73.6 million and $68.0 million as of March 31,

2023 and
December 31, 2022, respectively.

The increase from December 31, 2022 was primarily driven by other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale,

net of tax of $5.5 million.

These
unrealized losses do not affect the Bank’s

capital for regulatory capital purposes.

The Company’s consolidated
stockholders’ equity was also increased by net earnings of $2.0 million.

These increases in the Company’s consolidated
stockholders’ equity were partially offset by cash dividends paid of $0.9 million, the cumulative effect of adopting the
CECL accounting standard of $0.8 million, and repurchases of the Company’s stock of $0.1

million.

The Company paid cash dividends of $0.27 per share in the first quarter of 2023, an increase of 2%

from the same period in
2022. The Company’s share repurchases of $0.

1

million since December 31, 2022 resulted in 2,648 fewer outstanding common shares at March 31, 2023.

These shares were repurchased at an average cost per share of $24.11

.
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
executive officers.

At March 31, 2023, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.
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

The Bank’s tier 1 leverage ratio

was 10.07%, CET1 risk-based capital ratio was 15.45%, tier 1 risk-based capital ratio was 15.45%, and total risk-based capital ratio was 16.48% at

March 31, 2023. These ratios exceed
the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5%

for CET1 risk-based capital ratio, 8.0%
for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The
Bank’s capital conservation buffer

was 8.48% at March 31, 2023.

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
sensitive.
At March 31, 2023, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
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
At March 31, 2023, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance betw een interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At March 31, 2023 and December 31,

2022, the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

Liquidity Risk Management

Liquidity is the Company’s ability to convert

assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations.

The Company seeks to manage its liquidity to
manage or reduce its costs of funds by maintaining liquidity believed adequate to meet its anticipated funding needs, while
balancing against excessive liquidity that likely would reduce earnings due to the cost of foregoing alternative higher-
yielding assets.

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

Company expenses.

Primary sources of funding for the Bank include customer deposits, other borrowings,

interest payments on earning assets,
repayment and maturity of securities and loans, sales of securities, and the sale of loans,

particularly residential mortgage
loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount
window and the Federal Reserve’s recent

BTFP borrowing facility.

In addition to these sources, the Bank may participate in
the FHLB’s advance program

to obtain funding for its growth. Advances include both fixed and variable terms and may be
taken out with varying maturities. At March 31, 2023, the Bank had a remaining available line of credit with the FHLB of
$307.0 million. At March 31, 2023, the Bank also had $61.0

million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The Bank
has no brokered deposits on March 31, 2023 or at December 31, 2022.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonably

rexpected borrower,
depositor, and creditor requirements over the next twelve

months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At March 31, 2023, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
outstanding of $91.1 million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to
fund these outstanding commitments,

the Bank could liquidate federal funds sold or a portion of our securities available-
for-sale, or draw on its available credit facilities or raise deposits.

Mortgage lending activities
We generally sell residential

mortgage loans in the secondary market to Fannie Mae while retaining the servicing of these
loans. The sale agreements for these residential mortgage loans with Fannie Mae and other investors include various
representations and warranties regarding the origination and characteristics of the residential mortgage loans.

Although the
representations and warranties vary among investors, they typically cover ownership of the loan, validity of the lien
securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with loan
criteria set forth in the applicable agreement, compliance with applicable federal,

state, and local laws, among other
matters.

As of March 31, 2023, the unpaid principal balance of residential mortgage loans,

which we have originated and sold, but
retained the servicing rights, was $226.7 million.

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
The Company was not required to repurchase any loans during the first quarter of 2023 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2023.
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

As of March 31, 2023, we do not believe that this exposure is material due to the historical level of
repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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
Inflation can affect our noninterest expenses. It also can affect the interest rates we have to pay on our deposits and other
borrowings, and the interest rates we earn on our earning assets.

The difference between our interest expense and interest
income is also affected by the shape of the yield curve and the speed at which our assets and liabilities reprice in response
to interest rate changes.

The yield curve was inverted on March 2023, which means shorter term interest rates are higher
than longer interest rates.

This results in a lower spread between our costs of funds and our interest income.

In addition,
net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our
assets or liabilities are priced with the same index. Higher market interest rates and sales of securities held by the Federal
Reserve to reduce inflation generally reduce economic activity and may reduce loan demand and growth.

Inflation is running at levels unseen in decades and well above the Federal Reserve’s long term inflation goal of 2.0%
annually.

Beginning in March 2022, the Federal Reserve has been raising target federal funds interest rates and reducing its
securities holdings in an effort to reduce inflation During 2022,

the Federal Reserve increased the target federal funds range from 0 – 0.25% to 4.25 – 4.50%.

The target rate was increased another 25 basis points on each of January 31,

March 7 and
May 3, 2023 to 5.00-5.25%, and further increases in the target federal funds rate appear likely if inflation remains elevated.

Our deposit costs may increase as the Federal Reserve increases its target federal funds rate, market interest rates increase,
and as customer savings behaviors change as a result of inflation and seek higher market interest rates on deposits and other
alternative investments.

Monetary efforts to control inflation may also affect

unemployment which is an important
component in our CECL model used to estimate our allowance for credit losses.
CURRENT ACCOUNTING DEVELOPMENTS
The following ASU has been issued by the FASB

but is not yet effective.

●
ASU 2023-02,
Investments – Equity Method and Joint Ventures

(Topic 323):

Accounting for Investments in Tax
Credit Structures Using

the Proportional Amortization Method
Information about this pronouncement is described in more detail below.
ASU 2023-02,
Investments – Equity Method and Joint Ventures

(Topic 323):

Accounting for Investments in Tax

Credit
Structures Using the Proportional

Amortization Method
, The amendments in this Update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are
received, using the proportional amortization method if certain conditions are met. The new standard is effective for fiscal
years, and interim periods within those fiscal years, beginning after December 15,

2023.

The Company is currently
evaluating the impact of the new standard on the Company’s

consolidated financial statements.

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

2023 2022
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,109 7,471 7,243 6,374 6,078
Tax-equivalent adjustment 108 117 117 110 112
Net interest income (Tax

-equivalent)
$ 7,217 7,588 7,360 6,484 6,190

Table 2

- Selected Quarterly Financial Data

2023 2022
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,217 7,588 7,360 6,484 6,190
Less: tax-equivalent adjustment 108 117 117 110 112
Net interest income (GAAP) 7,109 7,471 7,243 6,374 6,078
Noninterest income 792 3,898 852 848 908
Total revenue 7,901 11,369 8,095 7,222 6,986
Provision for credit losses 66 1,000 250
—

(250)
Noninterest expense 5,604 4,449 5,415 5,058 4,901
Income tax expense 267 1,454 432 363 254
Net earnings $ 1,964 4,466 1,998 1,801 2,081
Per share data:
Basic and diluted net earnings

$ 0.56 1.27 0.57 0.51 0.59
Cash dividends declared 0.27 0.265 0.265 0.265 0.265
Weighted average shares outstanding:
Basic and diluted 3,502,143 3,504,344 3,507,318 3,513,353 3,518,657
Shares outstanding, at period end 3,500,879 3,503,452 3,505,355 3,509,940 3,516,971
Book value $ 21.03 19.42 17.06 21.68 24.57
Common stock price
High $ 24.50 24.71 29.02 33.57 34.49
Low

22.55 22.07 23.02 27.04 31.75
Period end: 22.66 23.00 23.02 27.04 33.21
To earnings ratio 7.79 7.82 10.46 12.52 14.44
To book value 108% 118 135 125 135
Performance ratios:
Return on average equity

11.44% 28.23 10.35 8.26 7.97
Return on average assets

0.77% 1.75 0.75 0.66 0.75
Dividend payout ratio 48.21% 20.87 46.49 51.96 44.92
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.35% 1.14 1.05 1.07 1.09
Nonperforming loans 255% 211 1,431 1,314 1,256
Nonperforming assets as a % of:
Loans and other real estate owned 0.53% 0.54 0.07 0.08 0.17
Total assets

0.26% 0.27 0.03 0.03 0.07
Nonperforming loans as a % of total loans 0.53% 0.54 0.07 0.08 0.09
Annualized net charge-offs (recoveries) as % of average loans - % 0.16 - (0.05) 0.03
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.45% 15.39 15.39 16.59 17.26
Tier 1 risk-based capital ratio 15.45% 15.39 15.39 16.59 17.26
Total risk-based capital ratio 16.48% 16.25 16.16 17.38 18.08
Tier 1 leverage ratio 10.07% 10.01 9.29 9.16 9.09
Other financial data:
Net interest margin (a) 3.17% 3.27 3.00 2.60 2.43
Effective income tax rate 11.97% 24.56 17.78 16.77 10.88
Efficiency ratio (b) 69.97% 38.73 65.94 68.99 69.05
Selected average balances:
Securities available-for-sale $ 402,684 407,792 432,393 427,426 435,097
Loans 502,158 490,163 457,722 428,612 439,713
Total assets 1,022,938 1,022,863 1,069,973 1,092,759 1,114,407
Total deposits 948,393 951,122 987,614 999,867 1,003,394
Total stockholders’ equity 68,655 63,283 77,191 87,247 104,493
Selected period end balances:

Securities available-for-sale $ 405,692 405,304 411,538 429,220 417,459
Loans 505,041 504,458 474,035 440,872 428,417
Allowance for credit losses 6,821 5,765 4,966 4,716 4,658
Total assets 1,017,746 1,023,888 1,042,559 1,084,251 1,109,664
Total deposits 939,190 950,337 977,938 1,002,698 1,017,742
Total stockholders’ equity 73,640 68,041 59,793 76,107 86,411
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
2023 2022
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 502,158 $ 5,754 4.65% $ 440,608 $ 4,850 4.46%
Securities - taxable 344,884 1,865 2.19% 374,825 1,336 1.45%
Securities - tax-exempt (2) 57,800 511 3.59% 60,272 531 3.57%
Total securities

402,684 2,376 2.39% 435,097 1,867 1.74%
Federal funds sold 7,314 85 4.71% 73,575 31 0.17%
Interest bearing bank deposits 11,607 128 4.47% 83,161 32 0.16%
Total interest-earning assets 923,763 $ 8,343 3.66% 1,032,441 $ 6,780 2.66%
Cash and due from banks 15,527 15,105
Other assets 83,648 66,861
Total assets $ 1,022,938 $ 1,114,407
Interest-bearing liabilities:
Deposits:

NOW $ 187,566 $ 248 0.54% $ 200,907 $ 57 0.12%
Savings and money market 300,657 290 0.39% 345,549 172 0.20%
Time deposits 155,676 580 1.51% 159,785 356 0.90%
Total interest-bearing deposits 643,899 1,118 0.70% 706,241 585 0.34%
Short-term borrowings 3,046 8 1.11% 3,943 5 0.50%
Total interest-bearing liabilities 646,945 $ 1,126 0.71% 710,184 $ 590 0.34%
Noninterest-bearing deposits 304,494

297,153

Other liabilities 2,844 2,577
Stockholders' equity 68,655

104,493

Total liabilities and stockholders' equity $ 1,022,938 $ 1,114,407
Net interest income and margin (tax-equivalent) $ 7,217 3.17% $ 6,190 2.43%

(1) Loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal income tax rate of 21%.

Table 4

- Allocation of Allowance for Credit Losses

2023 2022
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,232 11.8 $ 747 13.1 $ 732 14.9 $ 761 15.9 $ 774 17.1
Construction and land

development 1,021 13.2 949 13.2 789 11.6 576 8.8 508 7.7
Commercial real estate 3,966 53.0 3,109 52.4 2,561 52.6 2,523 54.4 2,536 54.8
Residential real estate 497 20.2 828 19.4 783 19.3 753 19.3 737 18.4
Consumer installment 105 1.8 132 1.9 101 1.6 103 1.6 103 2.0
Total allowance for credit

losses
$ 6,821 $ 5,765 $ 4,966 $ 4,716 $ 4,658
* Loan balance in each category expressed as a percentage of total loans.

Table 5

– Estimated Uninsured Time Deposits by Maturity

(Dollars in thousands) March 31, 2023
Maturity of:
3 months or less $ 175
Over 3 months through 6 months 12,975
Over 6 months through 12 months 16,969
Over 12 months 14,321
Total estimated uninsured

time deposits
$ 44,440

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
year ended December 31, 2022.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,
Item 1A. “RISK FACTORS”

in the Company’s Annual Report

on Form 10-K for the year ended December 31, 2022,
which could materially affect our business, financial condition or future results. The risks described in our annual report on
Form 10-K are not the only the risks facing our Company.

Increases in inflation and the resulting tightening of Federal
Reserve monetary policy by increased target interest rates and reductions in the Federal Reserve’s securities portfolio,

have
and is expected to continue to affect mortgage originations and income and the market values of our securities and loans
available for sale portfolio.

These could also affect our deposit, costs and mixes, and change consumer savings

and
payment behaviors.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial
also may materially adversely affect our business, financial condition,

and/or operating results in the future.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchases of its common stock

during the first quarter of 2023 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs
January 1 - January 31, 2023
— — — 4,614,989
February 1 - February 28, 2023
2,648 24.11 2,648 4,551,116
March 1 - March 31, 2023
— — — 4,551,116
Total
2,648 24.11 2,648 4,551,116
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

3.1

Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*
3.2

Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **
31.1

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To
Section 302 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, President and Chief Executive Officer.
31.2

Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To
Section 302 of the Sarbanes-Oxley Act of 2002, by W. James Walker, IV, Senior Vice President and Chief
Financial Officer.
32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley
Act of 2002, by David A. Hedges, President and Chief Executive Officer.***
32.2

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley
Act of 2002, by W. James Walker, IV, Senior Vice President and Chief Financial Officer.***
101.INS

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
AUBURN NATIONAL

BANCORPORATION,

INC.

(Registrant)
Date:

May 5, 2023

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

May 5, 2023

By:

/s/
W.
James Walker,

IV

W.

James Walker,

IV
Senior Vice President and Chief Financial

Officer