Form 10-Q
period 2023-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2023-08-08
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2023
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
Class Outstanding at August 7, 2023
Common Stock, $0.01 par value per share
3,497,430

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022
3

Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2023 and 2022
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended
June 30, 2023 and 2022
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended
June 30, 2023 and 2022
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
29
Table 1 – Explanation of Non-GAAP Financial Measures
49
Table 2 – Selected Quarterly Financial Data
50
Table 3 – Selected Financial Data
51
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2023 and 2022
52
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2023 and 2022
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
Cash and due from banks $
19,855
$
11,608
Federal funds sold
1,196
9,300
Interest-bearing bank deposits
8,485
6,346
Cash and cash equivalents
29,536
27,254
Securities available-for-sale

394,079
405,304
Loans
520,411
504,458
Allowance for credit losses
(6,634)
(5,765)
Loans, net
513,777
498,693
Premises and equipment, net
45,896
46,575
Bank-owned life insurance
19,960
19,952
Other assets
22,882
26,110
Total assets $
1,026,130
$
1,023,888
Liabilities:
Deposits:
Noninterest-bearing

$
298,479
$
311,371
Interest-bearing
652,263
638,966
Total deposits
950,742
950,337
Federal funds purchased and securities sold under agreements to repurchase
2,167
2,551
Accrued expenses and other liabilities
2,245
2,959
Total liabilities
955,154
955,847
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,800
3,797
Retained earnings
117,781
116,600
Accumulated other comprehensive loss, net
(39,072)
(40,920)
Less treasury stock, at cost -
457,723

shares and
453,683

at June 30, 2023
and December 31, 2022, respectively
(11,572)
(11,475)
Total stockholders’ equity
70,976
68,041
Total liabilities and stockholders’

equity
$
1,026,130
$
1,023,888
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended June 30, Six months ended June 30,
(Dollars in thousands, except share and per share data) 2023 2022 2023 2022
Interest income:
Loans, including fees $
6,019
$
4,691
$
11,773
$
9,541
Securities:
Taxable
1,826
1,547
3,691
2,883
Tax-exempt
404
415
807
834
Federal funds sold and interest-bearing bank deposits
144
278
357
341
Total interest income
8,393
6,931
16,628
13,599
Interest expense:
Deposits
1,482
552
2,600
1,137
Short-term borrowings
23
5
31
10
Total interest expense
1,505
557
2,631
1,147
Net interest income
6,888
6,374
13,997
12,452
Provision for credit losses
(362)
—
(296)
(250)
Net interest income after provision for credit

losses
7,250
6,374
14,293
12,702
Noninterest income:
Service charges on deposit accounts
154
146
308
288
Mortgage lending
142
187
235
440
Bank-owned life insurance
68
97
224
196
Other
427
418
816
832
Total noninterest income
791
848
1,583
1,756
Noninterest expense:
Salaries and benefits
3,038
2,976
5,965
5,926
Net occupancy and equipment
787
727
1,586
1,161
Professional fees
299
239
637
469
Other
1,701
1,116
3,241
2,403
Total noninterest expense
5,825
5,058
11,429
9,959
Earnings before income taxes
2,216
2,164
4,447
4,499
Income tax expense
288
363
555
617
Net earnings $
1,928
$
1,801
$
3,892
$
3,882
Net earnings per share:
Basic and diluted $
0.55
$
0.51
$
1.11
$
1.10
Weighted average shares

outstanding:
Basic and diluted
3,500,064
3,513,353
3,501,098
3,515,991
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
Net earnings $
1,928
$
1,801
$
3,892
$
3,882
Other comprehensive (loss) income, net of tax:
Unrealized net (loss) gain on securities
(3,615)
(10,964)
1,848
(29,310)
Other comprehensive (loss) income
(3,615)
(10,964)
1,848
(29,310)
Comprehensive (loss) income $
(1,687)
$
(9,163)
$
5,740
$
(25,428)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings (loss) income stock Total
Quarter ended June 30, 2023
Balance, March 31, 2023
3,500,879
$
39
$
3,798
$
116,798
$
(35,457)
$
(11,538)
$
73,640
Net earnings — — —
1,928
— — 1,928
Other comprehensive loss — — — —
(3,615)
—
(3,615)
Cash dividends paid ($
.27

per share)
— — —
(945)
— —
(945)
Stock repurchases
(1,577)
— — — —
(35)
(35)
Sale of treasury stock
110
—
2
— —
1
3
Balance, June 30, 2023
3,499,412
$
39
$
3,800
$
117,781
$
(39,072)
$
(11,572)
$
70,976
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
Six months ended June 30,2023
Balance, December 31, 2022
3,503,452
$
39
$
3,797
$
116,600
$
(40,920)
$
(11,475)
$
68,041
Cumulative effect of change in accounting
standard — — —
(821)
— — (821)
Net earnings — — —
3,892
— — 3,892
Other comprehensive income — — — —
1,848
— 1,848
Cash dividends paid ($
.54

per share)
— — —
(1,890)
— —
(1,890)
Stock repurchases
(4,225)
— — — —
(99)
(99)
Sale of treasury stock
185
—
3
— —
2
5
Balance, June 30, 2023
3,499,412
$
39
$
3,800
$
117,781
$
(39,072)
$
(11,572)
$
70,976
Six months ended June 30,2022
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
3,892
$
3,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
(296)
(250)
Depreciation and amortization
858
631
Premium amortization and discount accretion, net
1,223
1,738
Net gain on sale of loans held for sale
(61)
(349)
Net gain on other real estate owned —
(162)
Loans originated for sale
(1,219)
(8,027)
Proceeds from sale of loans
1,271
8,666
Increase in cash surrender value of bank-owned life insurance
(172)
(196)
Income recognized from death benefit on bank-owned life insurance
(52)
—
Net decrease (increase) in other assets
3,332
(9,152)
Net (decrease) increase in accrued expenses and other liabilities
(1,401)
7,397
Net cash provided by operating activities
7,375
4,178
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
12,470
29,570
Purchase of securities available-for-sale
—
(77,776)
(Increase) decrease in loans, net
(15,812)
17,519
Net purchases of premises and equipment
(40)
(4,059)
Proceeds from bank-owned life insurance death benefit
216
—
Decrease (increase) in FHLB stock
41
(74)
Proceeds from sale of other real estate owned —
536
Net cash used in investing activities
(3,125)
(34,284)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(12,892)
(4,924)
Net increase in interest-bearing deposits
13,297
13,379
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase
(384)
699
Stock repurchases
(99)
(331)
Dividends paid
(1,890)
(1,862)
Net cash (used in) provided by financing activities
(1,968)
6,961
Net change in cash and cash equivalents
2,282
(23,145)
Cash and cash equivalents at beginning of period
27,254
156,259
Cash and cash equivalents at end of period $
29,536
$
133,114
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,191
$
1,206
Income taxes
800
731
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

●
Service charges on deposits, investment services, ATM

and interchange fees – Fees from these services are either
(i) transaction-based, for which the performance obligations are satisfied when the individual transaction is
processed, or (ii) set periodic service charges, for which the performance obligations are satisfied over the period
the service is provided. Transaction-based

fees are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period.

● Gains on sales of OREO

–
A gain on sale should be recognized when a contract for sale exists and control of the asset has been transferred to the buyer.

ASC 606 lists several criteria required to conclude that a contract for sale exists, including a determination that the institution will collect substantially all of the consideration to which it is
entitled.

In addition to the loan-to-value ratio, where the seller provides the purchaser with financing, the analysis
is based on various other factors,

including the credit quality of the purchaser, the structure of the loan, and any
other factors that we believe may affect collectability.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to June 30, 2023.

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

The Company’s loan loss estimation process includes

procedures to appropriately consider the unique characteristics of its
respective loan segments (commercial and industrial, construction and land development,

commercial real estate,
multifamily, residential real estate,

and consumer loans).

These segments are further disaggregated into loan classes, the level at which credit quality is monitored.

See Note 5, Loans and Allowance for Credit Losses, for additional information about our loan portfolio.
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
ASC 326.

At June 30, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other liabilities
was $
0.3

million.
Provision for Credit Losses
The composition of the provision for (recoveries of) credit losses for the respective periods is presented below.

Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
Provision for credit losses:
Loans $
(331)

$
—

$
(291)

$
(250)

Reserve for unfunded commitments (1)
(31)

—

(5)

—

Total provision for credit

losses
$
(362)

$
—

$
(296)

$
(250)

(1)
Reserve requirements for unfunded commitments were reported as a component of other noninterest expense prior
to the adoption of ASC 326.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the respective period.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of
securities or other rights for, or convertible into, shares of the

Company’s common stock.

At June 30, 2023 and 2022,
respectively, the Company

had no such securities or rights issued or outstanding, and therefore, no dilutive effect to
consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended June 30, Six months ended June 30,
(Dollars in thousands, except share and per share data) 2023 2022 2023 2022
Basic and diluted:
Net earnings $
1,928
$
1,801
$
3,892
$
3,882
Weighted average common

shares outstanding
3,500,064
3,513,353
3,501,098
3,515,991
Net earnings per share $
0.55
$
0.51
$
1.11
$
1.10
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At June 30, 2023, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated VIE,
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

At June 30, 2023 and December 31, 2022, respectively,

the Company had one such investment in the
amounts of $1.9 million and $2.1 million, respectively,

which was included in other assets in the consolidated balance sheets.

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

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
1,906
$
1,906
Other assets

NOTE 4: SECURITIES
At June 30, 2023 and December 31, 2022, respectively,

all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2023 and December 31, 2022, respectively,

are presented below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2023
Agency obligations (a) $
5,306
59,203
60,643
—
125,152
—
15,422
$
140,574
Agency MBS (a)
—
6,687
31,155
169,138
206,980
—
31,769
238,749
State and political subdivisions
300
1,014
15,354
45,279
61,947
14
4,998
66,931
Total available-for-sale $
5,606
66,904
107,152
214,417
394,079
14
52,189
$
446,254
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

Securities with aggregate fair values of $
215.9

million and $
208.3

million at June 30, 2023 and December 31, 2022,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank of Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.2

million at June 30, 2023 and December 31, 2022,
respectively.

Non-marketable equity investments include FHLB of Atlanta Stock, Federal

Reserve Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at June 30, 2023 and December 31, 2022, respectively, segregated
by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are
presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2023:
Agency obligations

$
17,994
1,243
107,158
14,179
$
125,152
15,422
Agency MBS
22,246
1,332
184,734
30,437
206,980
31,769
State and political subdivisions
17,358
330
39,727
4,668
57,085
4,998
Total

$
57,598
2,905
331,619
49,284
$
389,217
52,189
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

Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2023 and it
is not more-likely-than-not that the Company will be required to sell the security before recovery of their amortized cost bases, which may be maturity,

the Company has determined that no provision for credit loss is necessary.

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

The unrealized losses associated with available-for-
sale securities at June 30, 2023 are driven by changes in market interest rates and are not due to the credit quality of the
securities, and accordingly, no

allowance for credit losses is considered necessary related to available-for-sale securities at
June 30, 2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit
quality. Management evaluates

the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.
Realized Gains and Losses

The Company had no realized gains and losses on sale of securities during the quarter and six months ended June 30, 2023
and 2022, respectively.
NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES
June 30, December 31,
(Dollars in thousands) 2023 2022
Commercial and industrial $
61,880
$
66,212
Construction and land development
63,874
66,479
Commercial real estate:
Owner occupied
67,679
61,125
Hotel/motel 37,511
33,378
Multi-family
44,431
41,084
Other
126,180
128,986
Total commercial real estate
275,801
264,573
Residential real estate:
Consumer mortgage
53,674
45,370
Investment property
56,160
52,278
Total residential real estate
109,834
97,648
Consumer installment
9,022
9,546
Total Loans $
520,411
$
504,458
Loans secured by real estate were approximately 86.4%

of the Company’s total loan portfolio

at June 30, 2023.

At June 30,
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
30, 2023 and December 31, 2022.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2023:
Commercial and industrial $
61,701
1
—
61,702
178
$
61,880
Construction and land development
63,874
—
—
63,874
—
63,874
Commercial real estate:
Owner occupied
66,860
—
—
66,860
819
67,679
Hotel/motel
37,511
—
—
37,511
—
37,511
Multi-family
44,431
—
—
44,431
—
44,431
Other
126,180
—
—
126,180
—
126,180
Total commercial real estate
274,982
—
—
274,982
819
275,801
Residential real estate:
Consumer mortgage
53,432
118
—
53,550
124
53,674
Investment property
56,117
15
—
56,132
28
56,160
Total residential real estate
109,549
133
—
109,682
152
109,834
Consumer installment
9,000
22
—
9,022
—
9,022
Total $
519,106
156
—
519,262
1,149
$
520,411
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

The following table presents credit quality
indicators for the loan portfolio segments and classes by year of origination as of June 30,

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
Revolving
Loans
Total

Loans
June 30, 2023:

Commercial and industrial
Pass $
5,888
12,207
14,564
5,926
7,644
8,366
6,810
$
61,405
Special mention
—
—
—
—
—
—
203
203
Substandard
58
—
27
—
9
—
—
94
Nonaccrual
—
—
—
—
178
—
—
178
Total commercial and industrial
5,946
12,207
14,591
5,926
7,831
8,366
7,013
61,880
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
18,973
39,757
2,957
1,584
140
185
278
63,874
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
18,973
39,757
2,957
1,584
140
185
278
63,874
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
9,644
7,779
18,781
11,072
4,864
11,168
3,267
66,575
Special mention
—
—
232
—
—
—
—
232
Substandard
—
—
—
—
53
—
—
53
Nonaccrual
—
—
—
—
819
—
—
819
Total owner occupied
9,644
7,779
19,013
11,072
5,736
11,168
3,267
67,679
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
6,533
10,087
3,264
1,586
4,022
12,019
—
37,511
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel 6,533 10,087 3,264 1,586 4,022 12,019 — 37,511
Current period gross charge-offs — — — — — — — —

(Dollars in thousands) 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans
Total

Loans
June 30, 2023:

Multi-family
Pass
8,039
19,240
1,991
6,213
3,856
3,166
1,926
44,431
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
8,039
19,240
1,991
6,213
3,856
3,166
1,926
44,431
Current period gross charge-offs — — — — — — — —
Other
Pass
9,264
37,412
32,595
15,241
11,061
19,542
906
126,021
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
159
—
—
—
159
Nonaccrual
—
—
—
—
—
—
—
—
Total other
9,264
37,412
32,595
15,400
11,061
19,542
906
126,180
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
11,623
20,752
2,769
2,847
1,545
13,125
6
52,667
Special mention
—
—
—
—
—
379
—
379
Substandard
—
—
—
—
—
504
—
504
Nonaccrual
—
—
—
—
—
124
—
124
Total consumer mortgage
11,623
20,752
2,769
2,847
1,545
14,132
6
53,674
Current period gross charge-offs — — — — — — — —
Investment property
Pass
8,327
13,638
10,155
13,415
5,911
2,707
1,446
55,599
Special mention
43
250
—
—
—
—
—
293
Substandard
—
—
—
240
—
—
—
240
Nonaccrual
—
—
—
—
—
28
—
28
Total investment property
8,370
13,888
10,155
13,655
5,911
2,735
1,446
56,160
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
2,671
4,595
1,002
369
153
184
—
8,974
Special mention
—
—
1
4
—
—
—
5
Substandard
14
17
10
—
2
—
—
43
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
2,685
4,612
1,013
373
155
184
—
9,022
Current period gross charge-offs
29
24
13
1
— — —
67
Total loans
Pass
80,960
165,467
88,078
58,253
39,195
70,461
14,643
517,057
Special mention
43
250
233
4
—
379
203
1,112
Substandard
72
17
37
399
64
504
—
1,093
Nonaccrual
—
—
—
—
997
152
—
1,149
Total loans $
81,075
165,734
88,348
58,656
40,256
71,496
14,846
$
520,411
Total current period gross charge-offs $
29
24
13
1
— — —
67

(Dollars in thousands)

Pass

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2022:
Commercial and industrial $
65,550
7
212
443
$
66,212
Construction and land development
66,479
—
—
—
66,479
Commercial real estate:
Owner occupied
60,726
238
161
—
61,125
Hotel/motel
33,378
—
—
—
33,378
Multi-family
41,084
—
—
—
41,084
Other
126,700
170
—
2,116
128,986
Total commercial real estate
261,888
408
161
2,116
264,573
Residential real estate:
Consumer mortgage
44,172
439
587
172
45,370
Investment property
51,987
43
248
—
52,278
Total residential real estate
96,159
482
835
172
97,648
Consumer installment
9,498
1
47
—
9,546
Total $
499,574
898
1,255
2,731
$
504,458
The following table is a summary of the Company’s

nonaccrual loans by major categories as of June 30, 2023 and
December 31, 2022.
CECL Incurred Loss
June 30, 2023 December 31, 2022
Nonaccrual Nonaccrual Total
Loans with Loans with an Nonaccrual Nonaccrual
(Dollars in thousands) No Allowance Allowance Loans Loans
Commercial and industrial $
178
—
178
$
443
Commercial real estate
819
—
819
2,116
Residential real estate
152
—
152
172
Total

$
1,149
—
1,149
$
2,731
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses:

(Dollars in thousands) Real Estate Business Assets Total Loans
June 30, 2023:
Commercial and industrial $ —
178
$ 178
Commercial real estate
819
— 819
Total

$
819
178
$
997
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

June 30, 2023
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
1,232
1,021
3,966
497
105
$
6,821
Charge-offs — — — —
(56)
(56)
Recoveries
194
—
—
5
1
200
Net recoveries (charge-offs)
194
—
—
5
(55)
144
Provision for credit losses
(228)
(16)
(178)
27
64
(331)
Ending balance $
1,198
1,005
3,788
529
114
$
6,634
Six months ended:
Beginning balance $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
—
—
—
—
(67)
(67)
Recoveries
196
—
—
10
2
208
Net recoveries (charge-offs)
196
—
—
10
(65)
141
Provision for credit losses
(277)
73
(194)
38
69
(291)
Ending balance $
1,198
1,005
3,788
529
114
$
6,634
June 30, 2022
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
774
508
2,536
737
103
$
4,658
Charge-offs
(4)
—
—
—
(16)
(20)
Recoveries
2
—
22
7
47
78
Net (charge-offs) recoveries
(2)
—
22
7
31
58
Provision for loan losses
(11)
68
(35)
9
(31)
—
Ending balance $
761
576
2,523
753
103
$
4,716
Six months ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
(4)

—

—

—

(64)
(68)
Recoveries
4
—

22

14
55
95
Net recoveries (charge-offs)
—

—

22

14
(9)
27
Provision for loan losses
(96)
58
(238)
—

26
(250)
Ending balance $
761
576
2,523
753
103
$
4,716

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of June 30, 2022 as determined, prior to the adoption of ASC 326.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
June 30, 2022:
Commercial and industrial $
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

Pursuant to the adoption of ASU 2022-02, effective January 1, 2023,

the Company prospectively discontinued the
recognition and measurement guidance previously required for troubled debt restructurings (TDRs).

As of June 30, 2023,
the Company had no loans that would have previously required disclosure as TDRs.
The following table provides the average recorded investment in impaired loans, if any, by portfolio

segment, and the
amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the quarter
and six months ended June 30, 2023 as determined under ASC 310 prior to the adoption of ASC 326.
Quarter ended June 30, 2022 Six months ended June 30, 2022
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
180
—
$
212
—
Total commercial real estate
180
—
212
—
Residential real estate:
Investment property
—
—
9
—
Total residential real estate
—
—
9
—
Total

$
180
—
$
221
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
of, estimated net servicing income.

The Company generally sells, without recourse, conforming, fixed-rate, closed-end,

residential mortgages to Fannie Mae,
where the Company services the mortgages sold and records MSRs.

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

Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
MSRs, net:
Beginning balance
$
1,096
$
1,285
$
1,151
$
1,309
Additions, net
9
43
9
97
Amortization expense
(55)
(69)
(110)
(147)
Ending balance
$
1,050
$
1,259
$
1,050
$
1,259
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,419
$
2,277
$
2,369
$
1,908
End of period
2,312
2,547
2,312
2,547
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

The nature of the Company’s financial assets

and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2023, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial

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
30, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2023:
Securities available-for-sale:
Agency obligations

$
125,152
—
125,152
—
Agency MBS
206,980
—
206,980
—
State and political subdivisions
61,947
—
61,947
—
Total securities available-for-sale
394,079
—
394,079
—
Total

assets at fair value
$
394,079
—
394,079
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

Non-real estate collateral is valued based on
various sources, including third party asset valuations and internally determined values based on cost adjusted for
depreciation and other judgmentally determined discount factors. Collateral dependent loans are classified within Level 3 of
the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the borrower's
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
The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
June 30, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2023:
Loans, net
(1)
997
—
—
997
Other assets (2)
1,050
—
—
1,050
Total assets at fair value $
2,047
—
—
2,047
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
Quantitative Disclosures for Level 3 Fair Value

Measurements
At June 30, 2023 and December 31, 2022, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2023 and and December 31, 2022, the
significant unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets
are presented below.
Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
June 30, 2023:
Collateral dependent loans $
997
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,050
Discounted cash flow Prepayment speed or CPR
6.1
-
19.7
7.5

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at June 30, 2023 and December 31, 2022 are presented below.

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
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2023:
Financial Assets:
Loans, net (1) $
513,777
$
482,344
$
—
$
—
$
482,344
Financial Liabilities:
Time Deposits $
174,529
$
170,342
$
—
$
170,342
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and six months ended June 30, 2023 and 2022, as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on

Form 10-Q.

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

“will,” “anticipate,” “assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expect,”

“estimate,” “continue,” “designed”, “plan,” “point to,”
“project,” “could,” “intend,” “seeks,” “model,” “simulations,” “target”,

“view”, and other similar words and expressions of
the future.

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
●
legislative and regulatory changes, including changes in banking, securities and tax laws,

regulations and rules and
their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost
of FDIC insurance, including changes being considered in light of three regional bank failures in California and
New York in

March and May 2023;
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

●
the risks of further increases in market interest rates creating additional unrealized losses on our securities
available for sale, which adversely affect our stockholders’ equity (including tangible stockholders’ equity) for
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

Summary of Results of Operations
Quarter ended June 30, Six months ended June 30,
(Dollars in thousands, except per share amounts) 2023 2022 2023 2022
Net interest income (a) $ 6,994 $ 6,484 $ 14,211 $ 12,674
Less: tax-equivalent adjustment 106 110 214 222
Net interest income (GAAP) 6,888 6,374 13,997 12,452
Noninterest income

791 848 1,583 1,756
Total revenue

7,679 7,222 15,580 14,208
Provision for credit losses (362) — (296) (250)
Noninterest expense 5,825 5,058 11,429 9,959
Income tax expense 288 363 555 617
Net earnings $ 1,928 $ 1,801 $ 3,892 $ 3,882
Basic and diluted earnings per share $ 0.55 $ 0.51 $ 1.11 $ 1.10
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $3.9

million for the first six months of 2023 and 2022, respectively.

Basic and diluted
earnings per share were $1.11 per share for the first six

months of 2023, compared to $1.10 per share for the first six months of 2022.

Net interest income (tax-equivalent) was $14.2 million for the first six months of 2023, a 12% increase compared to $12.7
million for the first six months of 2022.

This increase was primarily due to improvements in the Company’s net interest
margin.

The Company’s net interest

margin (tax-equivalent) was 3.10% in the first six months of 2023 compared to 2.51%
in the first six months of 2022.

This increase was primarily due to a more favorable asset mix and higher yields on interest
earning assets.

These higher yields on interest earning assets were partially offset by increased cost of funds.

The cost of
funds increased to 82 basis points, compared to 33 basis points in the first six months of 2022,

also reflecting higher market
interest rates in the first six months of both 2022 and 2023.

Average loans for the first six

months of 2023 were $507.2
million, a 17% increase from the first six months of 2022.
At June 30, 2023, the Company’s allowance

for credit losses was $6.6

million, or 1.27% of total loans, compared to $5.8
million, or 1.14% of total loans, at December 31, 2022, and $4.7 million, or 1.07% of total loans, at June 30, 2022.

The
implementation of CECL required pursuant to Accounting Standards (“ASC”)

326, which was effective January 1, 2023,
increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day one transition adjustment.

The Company recorded a negative provision for credit losses during the first six months of 2023 of $0.3 million, compared
to a negative provision for credit losses of $0.3 million during the first six months of 2022.

The provision for credit losses
under CECL is reflective of the Company’s credit

risk profile and the future economic outlook and forecasts.

Our CECL
model is largely influenced by economic factors including,

most notably, the anticipated

unemployment rate.

The negative
provision for credit losses during the first six months of 2023 was primarily related to the resolution of a collateral
dependent nonperforming loan, with a recorded investment of $1.3 million and a corresponding allowance of $0.5 million,
that was collected in full during the second quarter of 2023.
Noninterest income was $1.6 million in the first six months of 2023,

compared to $1.8 million in the first six months of
2022.

The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.2

million as a
result of higher mortgage market interest rates.
Noninterest expense was $11.4 million in the first six

months of 2023,

compared to $10.0 million for the first six months of
2022.

The increase in noninterest expense was primarily due to an increase in net occupancy and equipment expense of
$0.4

million related to the Company’s new headquarters,

which opened in June 2022, professional fees expense of $0.2 million, and other noninterest expense of $0.8 million.

Income tax expense was $0.6 million for the first six months of 2023 and 2022, respectively.

The Company's effective tax
rate for the first six months of 2023 was 12.48%, compared to 13.71% in the first six months of 2022.

The Company’s
effective income tax rate is principally affected by tax-exempt earnings from the Company’s investment in

municipal
securities, bank-owned life insurance (“BOLI”), and New Markets Tax

Credits (“NMTCs”).

The Company paid cash dividends of $0.54 per share in the first six months of 2023,

an increase of 2% from the same
period of 2022.

The Company repurchased 4,225 shares for $0.1

million during the first six months of 2023.

At June 30,
2023, the Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 16.31%,

a tier 1 leverage ratio of 10.23% and a common
equity tier 1 (“CET1”) ratio of 15.33% at June 30, 2023.

At June 30,

2023, the Company’s equity to total assets ratio

was
6.92%, compared to 6.65% at December 31, 2022, and 7.02% at June 30, 2022

.
For the second quarter of 2023, net earnings were $1.9 million, or $0.55 per share, compared to $1.8 million, or $0.51 per
share, for the second quarter of 2022.

Net interest income (tax-equivalent) was $7.0 million for the second quarter of 2023, an increase of 8% compared to $6.5

million for the second quarter of 2022.

This increase was primarily due to
improvements in the Company’s net interest

margin.

The Company’s net interest margin

(tax-equivalent) was 3.03% in the
second quarter of 2023 compared to 2.60% in the second quarter of 2022.

The Company recorded a negative provision for
credit losses during the second quarter of 2023 of $0.4 million, compared to no provision for credit losses during the second
quarter 2022.

The provision for credit losses was primarily related to the resolution of a collateral dependent
nonperforming loan, with a recorded investment of $1.3 million and a corresponding allowance of $0.5 million, that was
collected in full during the second quarter of 2023.

Noninterest income was $0.8 million in the second quarter of 2023 and
2022, respectively.

Noninterest expense was $5.8 million in the second quarter of 2023,

compared to $5.1 million for the
second quarter of 2022.

The increase in noninterest expense was primarily due to increases in other noninterest expense of
$0.4 million.

Income tax expense was $0.3

million for the second quarter of 2023, compared to $0.4 million for the second quarter of 2022.

The Company's effective tax rate for the second quarter of 2023 was 13.00%, compared to 16.77% in the
second quarter of 2022.

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

See Note 5, Loans and Allowance for Credit Losses, for additional information about our loan
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
Loans that do not share risk characteristics are evaluated on an individual basis. When management determines that
foreclosure is probable and the borrower is experiencing financial difficulty,

the expected credit losses are based on the
estimated fair value of collateral held at the reporting date, adjusted for selling costs as appro priate.

Allowance for Credit Losses – Unfunded Commitments
Financial instruments include off-balance sheet credit instruments,

such as commitments to make loans and commercial
letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of
nonperformance by the other party to the financial instrument for off

-balance sheet loan commitments is represented by the
contractual amount of those instruments. Such financial instruments are recorded when they are funded.
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
ASC 326. For the six months ended June 30, 2023, the Company recorded a negative provision for credit losses for
unfunded commitments of $5 thousand. At June 30, 2023,

the liability for credit losses on off-balance-sheet credit
exposures included in other liabilities was $0.3

million.

Assessment for Allowance for Credit Losses – Available

-for-Sale Securities
For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the
Company assesses whether or not it intends to sell the security,

or more likely than not will be required to sell the security, before recovery of its amortized cost basis.

If either of these criteria are met, the security's amortized cost basis is written down to fair value through net income.

If neither criterion is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration.

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

Deferred Tax

Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. At June 30, 2023 we had total deferred tax assets of $13.4 million included
as “other assets”, including $13.1 million resulting from unrealized losses in our securities portfolio.

Based upon the level
of taxable income over the last three years and projections for future taxable income over the periods in which the deferred
tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these deductible
differences at June 30, 2023. The amount of the deferred tax assets considered realizable, however, could be reduced if
estimates of future taxable income are reduced.
RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Six months ended June 30,

2023 2022
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 507,176 4.68% $ 434,863 4.42%
Securities - taxable 348,066 2.14% 370,549 1.57%
Securities - tax-exempt

54,741 3.76% 60,691 3.51%
Total securities

402,807 2.36% 431,240 1.84%
Federal funds sold 5,619 4.77% 63,021 0.36%
Interest bearing bank deposits 9,805 4.61% 88,008 0.52%
Total interest-earning assets 925,407 3.67% 1,017,132 2.74%
Deposits:

NOW 188,491 0.57% 204,912 0.12%
Savings and money market 296,425 0.48% 338,283 0.20%
Time deposits 160,102 1.71% 157,877 0.88%
Total interest-bearing deposits 645,018 0.81% 701,072 0.33%
Short-term borrowings 3,443 1.82% 4,075 0.50%
Total interest-bearing liabilities 648,461 0.82% 705,147 0.33%
Net interest income and margin (tax-equivalent) $ 14,211 3.10% $ 12,674 2.51%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $14.2 million for the first six months of

2023, a 12% increase compared to $12.7
million for the first six months of 2022.

This increase was primarily due to improvements in the Company’s net interest
margin (tax-equivalent).

The Company’s net interest

margin (tax-equivalent) was 3.10% in the first six months of 2023 compared to 2.51% in the first six months of 2022.

This increase was primarily due to a more favorable asset mix and higher yields on interest earning assets.

Since March of 2022, the Federal Reserve increased the target federal funds range
from 0 – 0.25% to 5.00 – 5.25%.

The target rate was increased another 25 basis points on July 26,

2023, and further
increases in the target federal funds rate appear likely if inflation remains elevated.
The tax-equivalent yield on total interest-earning assets increased by 93 basis points to 3.67% in the first six months of
2023 compared to 2.74% in the first six months of 2022.

This increase was primarily due to changes in our asset mix and higher market interest rates on interest earning assets.

The cost of total interest-bearing liabilities increased by 49 basis points to

0.82% in the first six months of 2023 compared
to 0.33% in the first six months of 2022.

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

Accordingly, the provision for credit
losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,
is adequate to provide coverage for all expected credit losses. The Company recorded a negative provision for credit losses
during the first six months of 2023 of $0.3

million, compared to a negative provision for credit losses of $0.3 million during the first six months of 2022.

Provision expense is affected by organic loan growth in our

loan portfolio, our internal
assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-
offs.

Our CECL model is largely influenced by economic factors

including, most notably,

the anticipated

unemployment
rate, which may be affected by monetary policy.

The negative provision for credit losses during the first six months of
2023 was primarily related to the resolution of a collateral dependent nonperforming loan,

with a recorded investment of
$1.3 million and a corresponding allowance of $0.5 million, that was collected in full during the second quarter of 2023.
Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately cover

all expected future losses as of the date the allowance is determined. At June 30, 2023, the Company’s allowance for credit

losses was $6.6 million, or 1.27% of total loans, compared to $5.8 million, or 1.14% of total loans, at December 31, 2022, and $4.7 million, or 1.07% of total loans, at June 30, 2022.

The implementation of
CECL, as of January 1, 2023, increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day
one transition adjustment to ASC 326.
Noninterest Income
Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
Service charges on deposit accounts $ 154 $ 146 $ 308 $ 288
Mortgage lending income 142 187 235 440
Bank-owned life insurance 68 97 224 196
Other 427 418 816 832
Total noninterest income $ 791 $ 848 $ 1,583 $ 1,756
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

Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
Origination income $ 57 $ 120 $ 61 $ 349
Servicing fees, net 85 67 174 91
Total mortgage lending income $ 142 $ 187 $ 235 $ 440
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

Noninterest Expense
Quarter ended June 30, Six months ended June 30,
(Dollars in thousands) 2023 2022 2023 2022
Salaries and benefits $ 3,038 $ 2,976 $ 5,965 $ 5,926
Net occupancy and equipment 787 727 1,586 1,161
Professional fees 299 239 637 469
Other 1,701 1,116 3,241 2,403
Total noninterest expense $ 5,825 $ 5,058 $ 11,429 $ 9,959
The increase in net occupancy and equipment expenses was primarily due to increased expenses related to the Company’s
new headquarters in downtown Auburn.

This amount includes depreciation expense and other costs associated with
operating the new headquarters.

The Company relocated its main office branch and bank operations into its newly
constructed headquarters during June 2022.
The increase in other noninterest expense was due to various items including

FDIC assessments, software costs, ATM

and
checkcard expenses, impairment related to a new market tax credit investment, due to the remaining tax credit being less
than the Company’s investment, and a gain on sale of other

real estate owned that was realized in the 2022.
Income Tax

Expense
Income tax expense was $0.6 million for the first six months of 2023 and 2022, respectively.

The Company’s effective
income tax rate for the first six months of 2023 was 12.48%, compared to 13.71%

in the first six months of 2022.

The
Company’s effective income

tax rate is principally impacted by tax-exempt earnings from the Company’s investments in
municipal securities, bank-owned life insurance, and New Markets Tax

Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $394.1

million at June 30, 2023,

3% less than the $405.3 million at December 31, 2022.

This decrease reflects a $13.7 million decrease in the amortized cost basis of securities available

-for-sale, offset by an
increase in the fair value of securities available-for-sale of $2.5 million.

The average annualized tax-equivalent yields
earned on total securities were 2.36%

in the first six months of 2023 and 1.84% in the first six months of 2022.

Loans
2023 2022
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 61,880 59,602 66,212 70,715 70,117
Construction and land development 63,874 66,500 66,479 54,773 38,654
Commercial real estate 275,801 267,962 264,576 249,527 239,873
Residential real estate 109,834 101,975 97,648 91,469 85,106
Consumer installment 9,022 9,002 9,546 7,551 7,122
Total loans $ 520,411 505,041 504,461 474,035 440,872
Total loans

were $520.4 million at June 30, 2023, up 3% compared to $504.5 million at December 31,

2022.

Four loan
categories represented the majority of the loan portfolio at June 30, 2023: commercial real estate (53%), residential real
estate (21%), commercial and industrial (12%) and construction and land development

(12%).

Approximately 25% of the
Company’s commercial real estate loans

were classified as owner-occupied at June 30, 2023.
Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $8.1 million,
or 2%, and $7.4 million, or 1%, of total loans at June 30, 2023 and December 31, 2022, respectively.

For residential real
estate mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at June 30,
2023 and December 31, 2022. The Company’s

residential real estate mortgage portfolio does not include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally
viewed as high risk.

The average yield earned on loans and loans held for sale was 4.68% in the first six months of 2023 and 4.42% in the first
six months of 2022.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of
current economic conditions, including inflation and the continuing increases in market interest rates, remaining COVID-19
pandemic effects including supply chain disruptions, reduced commercial office occupancy levels, housing supply
shortages and inflation, on our borrowers’ cash flows, real estate market sales volumes and liquidity, valuations

used in
making loans and evaluating collateral, reduced credit availability

,

(especially for commercial real estate) generally and
higher costs of financing properties, which reduce the transaction and dollar volumes of commercial real estate property
sales, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in certain
credits, interest rate fluctuations, reduced collateral values or non-existent collateral,

title defects, inaccurate appraisals,
financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.

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
approximately $23.0 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.7 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At June 30, 2023, the Bank had no
relationships exceeding these limits.

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

-based capital at June 30, 2023 and December 31, 2022.

June 30, December 31,
(Dollars in thousands) 2023 2022
Lessors of 1-4 family residential properties $ 56,160 $ 52,278
Multi-family residential properties 44,431 41,084
Hotel/motel 37,511 33,378
Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover
the Company’s estimate of expected

losses in the loan portfolio. The allowance for credit losses was $6.6 million at June
30, 2023 compared to $5.8 million at December 31, 2022,

which management believed to be adequate at each of the
respective dates. The judgments and estimates associated with the determination of the allowance for credit losses are
described under “Critical Accounting Policies.”
On January 1, 2023, we adopted ASC 326,

which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loan portfolio.

Accordingly, beginning in
2023, the allowance for credit losses represents an amount that, in management's evaluation,

is adequate to provide
coverage for all expected future credit losses on outstanding loans. As of June 30,

2023 and December 31, 2022, our
allowance for credit losses was approximately $6.6 million and $5.8 million, respectively, which our

management believes
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.27% at
June 30, 2023, up from 1.14%

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
At June 30, 2023, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the second quarter of 2023
and the previous four quarters is presented below.

2023 2022
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,821 5,765 4,966 4,716 4,658
Impact of adopting ASC 326
— 1,019 — — —
Charge-offs:
Commercial and industrial
— — (205) (13) (4)
Consumer installment
(56) (11) (3) (3) (16)
Total charge

-offs
(56) (11) (208) (16) (20)
Recoveries
200 8 7 16 78
Net recoveries (charge-offs)
144 (3) (201) — 58
Provision for credit losses
(331) 40 1,000 250 —
Ending balance
$ 6,634 6,821 5,765 4,966 4,716
as a % of loans 1.27% 1.35 1.14 1.05 1.07
as a % of nonperforming loans 577% 255 211 1,431 1,314
Net (recoveries) charge-offs as % of average loans (a) (0.06) % — 0.04 — (0.05)
(a) Net (recoveries) charge-offs are annualized.
Nonperforming Assets
At June 30, 2023 the Company had $1.1 million in nonperforming assets compared to $2.7 million at December 31, 2022.

The decrease in nonperforming assets was primarily related to the resolution of a collateral dependent nonperforming loan,
with a recorded investment of $1.3 million, that was collected in full during the second quarter of 2023.
The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2023 and the previous four quarters.

2023 2022
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 1,149 2,680 2,731 347 359
Total nonperforming assets $ 1,149 2,680 2,731 347 359
as a % of loans and other real estate owned 0.22% 0.53 0.54 0.07 0.08 as a % of total assets 0.11% 0.26 0.27 0.03 0.03
Nonperforming loans as a % of total loans 0.22% 0.53 0.54 0.07 0.08

The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2023 and
the previous four quarters.

2023 2022
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ 178 432 443 — —
Commercial real estate 819 2,103 2,116 170 176
Residential real estate 152 135 172 177 183
Consumer installment — 10 — — —
Total nonaccrual loans $ 1,149 2,680 2,731 347 359
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had no loans 90 days or more past due and still accruing at June 30, 2023 and December 31, 2022,
respectively.
The Company had no OREO at June 30, 2023 or December 31, 2022.

Deposits
June 30, December 31,
(In thousands) 2023 2022
Noninterest bearing demand $ 298,479 311,371
NOW 192,083 178,641
Money market 194,435 214,298
Savings 91,216 95,652
Certificates of deposit under $250,000 100,972 93,017
Certificates of deposit and other time deposits of $250,000 or more 73,557 57,358
Total deposits $ 950,742 950,337
Total deposits

were $950.7 million at June 30, 2023 and $950.3 million at December 31, 2022.

The Company utilizes
brokered deposits as an additional funding source.

At June 30, 2023, the Company had $16.0 million in brokered deposits, compared to none at December 31, 2022.

Excluding brokered deposits, customer deposits decreased $15.6 million, or 2%, during the first six months of 2022.

This decrease reflects net outflows to higher yield investment alternatives in a rising
interest rate environment and a decline in balances in existing accounts due to increased customer spending.

Noninterest-
bearing deposits were $298.5 million, or 31% of total deposits, at June 30,

2023, compared to $311.4 million, or 33% of
total deposits at December 31, 2022.

Estimated uninsured deposits totaled $374.8 million and $381.7 million at June 30,

2023 and December 31, 2022,
respectively.

Uninsured amounts are estimated based on the portion of account balances in excess of

FDIC insurance
limits.

The Bank’s uninsured deposits at June 30,

2023 and December 31, 2022 include approximately $166.0 million and
$155.0 million, respectively, of deposits

of state, county and local governments that are collateralized by securities having an equal fair value to such deposits.
The FDIC has proposed a special assessment on uninsured deposits of banks with over $5 billion in uninsured deposits to
the FDIC Deposit Insurance Fund’s costs

of the systemic risk determination made in connection with two recent bank failures.

The special assessment will not apply to AuburnBank.
The average rate paid on total interest-bearing deposits was 0.81% in the first six months of 2023 compared to 0.33% in the
first six months of 2022.

Other Borrowings and Available

Credit
The Company has no outstanding indebtedness.

The Bank borrows other short-term borrowings and long-term debt from time to time. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to
repurchase with an original maturity of one year or less.

The Bank had available federal funds lines totaling $61.0 million with no federal funds borrowings outstanding at June 30, 2023, and December 31,

2022, respectively. Securities sold

under
agreements to repurchase,

which were entered into on behalf of certain customers totaled $2.1 million and $2.6 million at
June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Bank had no
borrowings from the Federal Reserve discount window and no borrowings under the Federal Reserve’s new Bank Term
Facility Program (“BTFP”), which opened March 12, 2023.
The Bank is a member of the FHLB of Atlanta and may borrow from time to time under the FHLB of Atlanta’s advance
program to obtain funding for its growth.

FHLB advances include both fixed and variable terms and are taken out with varying maturities, and are generally secured by eligible assets.

The Bank had no borrowings under FHLB of Atlanta’s
advance program at June 30, 2023 and December 31, 2022, respectively.

At those dates, the Bank had $305.2 million and
$312.6 million, respectively, of available

lines of credit at the FHLB of Atlanta.
The average rate paid on the Bank’s

short-term borrowings was 1.82% in the first six months of 2023 compared to 0.50%
in the first six months of 2022.
The Company had no long-term debt at June 30, 2023 and December 31, 2022.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $71.0 million and $68.0 million as of June 30, 2023 and December
31, 2022, respectively. The increase

from December 31, 2022 was primarily driven by net earnings of $3.9 million and other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net of tax of $1.8
million, partially offset by cash dividends of $1.9 million, the cumulative effect of adopting CECL accounting standard of
$0.8 million and repurchases of the Company’s

stock of $0.1 million.

Total unrealized losses

on available-for-sale
securities declined 5% from $54.7 million on December 31, 2022 to $52.2 million June 30, 2023.

These unrealized losses
do not affect the Bank’s capital

for regulatory capital purposes.

The Company paid cash dividends of $0.54 per share in the first six months of 2023,

an increase of 2% from the same
period in 2022. The Company’s share repurchases

of $0.1

million since December 31, 2022 resulted in 4,225 fewer
outstanding common shares at June 30, 2023.

These shares were repurchased at an average cost per share of $23.28.
On January 1, 2015, the Company and Bank became subject to the rules of the Basel III regulatory capital framework and
related Dodd-Frank Wall

Street Reform and Consumer Protection Act changes.

The rules included the implementation of a
capital conservation buffer that is added to the minimum requirements for capital adequacy purposes.

The capital
conservation buffer was subject to a three-year phase-in period that began on January 1,

2016 and was fully phased-in on
January 1, 2019 at 2.5%.

A banking organization with a conservation buffer of less than the required amount will be
subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to
executive officers.

At June 30, 2023, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.
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

The Bank’s tier 1 leverage ratio

was 10.23%, CET1 risk-based capital ratio was 15.33%, tier 1 risk-based capital ratio was 15.33%, and total risk-based capital ratio was 16.31% at

June 30, 2023. These ratios exceed the
minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5%

for CET1 risk-based capital ratio, 8.0% for
tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s
capital conservation buffer was 8.31% at June 30, 2023.

On July 27, 2023, the Federal Reserve, the Comptroller of the Currency and the FDIC issued a joint notice of proposed
rulemaking to implement the Basel III endgame components.

The proposal which is subject to public comment and change
only applies to banks and holding companies with $100 billion or more of assets.

The proposal includes provisions dealing
with:
● Credit risk, which arises from the risk that an obligor fails to perform on an obligation;
● Credit risk, which arises from the risk than an obligor fails to perform on an obligation;
● Market risk, which results from changes in the value of trading positions;
●
Operations risk, which is the risk of losses resulting from inadequate or failed internal process, people, and
systems, or from external events; and
●
Credit valuation adjustment risk, which results from the risk of losses on certain derivative contracts.
The proposal would also change the capital requirements for banking organizations with more than $100 billion of assets.
These regulatory proposals are not applicable to the Company.
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
At June 30, 2023, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
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
At June 30, 2023, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At June 30, 2023 and December 31, 2022,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

BTFP borrowing facility.

In addition to these sources, the Bank is a member of
the FHLB of Atlanta and may participate in the FHLB of Atlanta’s advance program to obtain funding for its growth.

Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2023, the Bank
had a remaining available line of credit with the FHLB of $305.2 million. At June 30, 2023, the Bank also had $61.0
million of available federal funds lines with no borrowings outstanding. Primary uses of funds include repayment of
maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonably expected borrower,
depositor, and creditor requirements over the next twelve

months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At June 30, 2023, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
outstanding of $78.7 million.

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
matters.
As of June 30, 2023,

the aggregate unpaid principal balance of residential mortgage loans, which we have originated

and
sold, but retained the servicing rights, was $221.6 million.

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
The Company was not required to repurchase any loans during the first six months of

2023 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2023.
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

The standards governing
servicing and the possible remedies for violations of such standards are determined by our agreement with Fannie Mae and
Fannie Mae’s mortgage servicing

guides.

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

As of June 30, 2023, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that

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

The yield curve was inverted on June 30, 2023, which means shorter term interest rates are higher
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

Inflation and
related changes in market interest rates, as the Federal Reserve acts to meet its long term inflation goal of 2%, also can
adversely affect the values and liquidity of our loans and securities.
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

The target federal funds rate was increased another 25 basis points on each of January 31,
March 7, May 3 and July 26, 2023 to 5.25-5.50%, and further increases in the target federal funds rate appear likely if
inflation remains elevated.

Our deposit costs may increase as the Federal Reserve increases its target federal funds rate,
market interest rates increase, and as customer savings behaviors change as a result of inflation and customers seek higher
market interest rates on deposits and other alternative investments.

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

2023 2022
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,888 7,109 7,471 7,243 6,374
Tax-equivalent adjustment 106 108 117 117 110
Net interest income (Tax

-equivalent)
$ 6,994 7,217 7,588 7,360 6,484
Six months ended June 30,
(In thousands) 2023 2022
Net interest income (GAAP) $ 13,997 12,452
Tax-equivalent adjustment 214 222
Net interest income (Tax

-equivalent)
$ 14,211 12,674

Table 2

- Selected Quarterly Financial Data

2023 2022
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,994 7,217 7,588 7,360 6,484
Less: tax-equivalent adjustment 106 108 117 117 110
Net interest income (GAAP) 6,888 7,109 7,471 7,243 6,374
Noninterest income 791 792 3,898 852 848
Total revenue 7,679 7,901 11,369 8,095 7,222
Provision for credit losses
(362)

66

1,000

250

—

Noninterest expense 5,825 5,604 4,449 5,415 5,058
Income tax expense

288 267 1,454 432 363
Net earnings $ 1,928 1,964 4,466 1,998 1,801
Per share data:
Basic and diluted net earnings

$ 0.55 0.56 1.27 0.57 0.51
Cash dividends declared 0.27 0.27 0.265 0.265 0.265
Weighted average shares outstanding:
Basic and diluted 3,500,064 3,502,143 3,504,344 3,507,318 3,513,353
Shares outstanding 3,499,412 3,500,879 3,503,452 3,505,355 3,509,940
Book value $ 20.28 21.03 19.42 17.06 21.68
Common stock price
High $ 24.32 24.50 24.71 29.02 33.57
Low

18.80 22.55 22.07 23.02 27.04
Period end 21.26 22.66 23.00 23.02 27.04
To earnings ratio 7.21 x 7.79 7.82 10.46 12.52
To book value 105% 108 118 135 125
Performance ratios:
Return on average equity

10.37% 11.44 28.23 10.35 8.26
Return on average assets

0.75% 0.77 1.75 0.75 0.66
Dividend payout ratio 49.09% 48.21 20.87 46.49 51.96
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.27% 1.35 1.14 1.05 1.07
Nonperforming loans 577% 255 211 1,431 1,314
Nonperforming assets as a % of:
Loans and other real estate owned 0.22% 0.53 0.54 0.07 0.08
Total assets

0.11% 0.26 0.27 0.03 0.03
Nonperforming loans as a % of total loans 0.22% 0.53 0.54 0.07 0.08
Annualized net (recoveries) charge-offs as a % of average loans (0.11) %
—

0.16
—

(0.05)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.33% 15.45 15.39 15.39 16.59
Tier 1 risk-based capital ratio 15.33% 15.45 15.39 15.39 16.59
Total risk-based capital ratio 16.31% 16.48 16.25 16.16 17.38
Tier 1 leverage ratio 10.23% 10.07 10.01 9.29 9.16
Other financial data:
Net interest margin (a) 3.03% 3.17 3.27 3.00 2.60
Effective income tax rate 13.00% 11.97 24.56 17.78 16.77
Efficiency ratio (b) 74.82% 69.97 38.73 65.94 68.99
Selected average balances:
Securities $ 402,929 402,684 407,792 432,393 427,426
Loans, net of unearned income 512,066 502,158 490,163 457,722 428,612
Total assets 1,022,874 1,022,938 1,022,863 1,069,973 1,092,759
Total deposits 942,552 948,393 951,122 987,614 999,867
Total stockholders’ equity 74,404 68,655 63,283 77,191 87,247
Selected period end balances:

Securities $ 394,079 405,692 405,304 411,538 429,220
Loans, net of unearned income 520,411 505,041 504,458 474,035 440,872
Allowance for credit losses 6,634 6,821 5,765 4,966 4,716
Total assets 1,026,130 1,017,746 1,023,888 1,042,559 1,084,251
Total deposits 950,742 939,190 950,337 977,938 1,002,698
Total stockholders’ equity 70,976 73,640 68,041 59,793 76,107
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3

- Selected Financial Data
Six months ended June 30,
(Dollars in thousands, except per share amounts) 2023 2022
Results of Operations
Net interest income (a) $ 14,211 12,674
Less: tax-equivalent adjustment 214 222
Net interest income (GAAP) 13,997 12,452
Noninterest income 1,583 1,756
Total revenue 15,580 14,208
Provision for credit losses
(296)

(250)

Noninterest expense 11,429 9,959
Income tax expense 555 617
Net earnings $ 3,892 3,882
Per share data:
Basic and diluted net earnings

$ 1.11 1.10
Cash dividends declared 0.54 0.53
Weighted average shares outstanding:
Basic and diluted 3,501,098 3,515,991
Shares outstanding, at period end 3,499,412 3,509,940
Book value $ 20.28 21.68
Common stock price:
High $ 24.50 34.49
Low

18.80 27.04
Period end 21.26 27.04
To earnings ratio 7.21 x 12.52
To book value 105% 125
Performance ratios:
Return on average equity

10.91% 8.10
Return on average assets

0.76% 0.70
Dividend payout ratio 48.65% 48.18
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.27% 1.07
Nonperforming loans 577% 1,314
Nonperforming assets as a % of:
Loans and other real estate owned 0.22% 0.08
Total assets

0.11% 0.03
Nonperforming loans as a % of total loans 0.22% 0.08
Annualized net recoveries as a % of average loans (0.06) %
(0.01)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.33% 16.59
Tier 1 risk-based capital ratio 15.33% 16.59
Total risk-based capital ratio 16.31% 17.38
Tier 1 leverage ratio 10.23% 9.16
Other financial data:
Net interest margin (a) 3.10% 2.51
Effective income tax rate 12.48% 13.71
Efficiency ratio (b) 72.36% 69.02
Selected average balances:
Securities $ 402,807 431,240
Loans, net of unearned income 507,139 434,131
Total assets 1,022,906 1,103,523
Total deposits 945,456 1,001,620
Total stockholders’ equity 71,365 95,822
Selected period end balances:

Securities $ 394,079 429,220
Loans, net of unearned income 520,411 440,872
Allowance for credit losses 6,634 4,716
Total assets 1,026,130 1,084,251
Total deposits 950,742 1,002,698
Total stockholders’ equity 70,976 76,107
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

Loans and loans held for sale (1) $ 512,139 $ 6,019 4.71% $ 429,182 $ 4,691 4.38%
Securities - taxable (2) 347,714 1,826 2.11% 368,618 1,547 1.68%
Securities - tax-exempt (2)(3) 55,215 510 3.70% 58,807 525 3.58%
Total securities

402,929 2,336 2.33% 427,425 2,072 1.94%
Federal funds sold 3,943 48 4.88% 52,582 82 0.63%
Interest bearing bank deposits 8,023 96 4.80% 92,802 196 0.85%
Total interest-earning assets 927,034 $ 8,499 3.68% 1,001,991 $ 7,041 2.82%
Cash and due from banks 15,621 15,485
Other assets 80,219 75,283
Total assets $ 1,022,874 $ 1,092,759
Interest-bearing liabilities:
Deposits:

NOW $ 189,406 $ 287 0.61% $ 208,873 $ 62 0.12%
Savings and money market 292,238 414 0.57% 331,097 159 0.19%
Time deposits 164,479 781 1.90% 155,990 331 0.85%
Total interest-bearing deposits 646,123 1,482 0.92% 695,960 552 0.32%
Short-term borrowings 3,835 23 2.41% 4,205 5 0.50%
Total interest-bearing liabilities 649,958 $ 1,505 0.93% 700,165 $ 557 0.32%
Noninterest-bearing deposits 296,428

303,907

Other liabilities 2,084 1,440
Stockholders' equity 74,404

87,247

Total liabilities and stockholders'

equity
$ 1,022,874 $ 1,092,759
Net interest income and margin (tax-equivalent) $ 6,994 3.03% $ 6,484 2.60%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Includes average net unrealized gains (losses) on investment securities available for sale
(3) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using a federal income
tax rate of 21%.

Table 5

- Average Balances

and Net Interest Income Analysis
Six months ended June 30,

2023 2022
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 507,176 $ 11,773 4.68% $ 434,863 $ 9,541 4.42%
Securities - taxable 348,066 3,691 2.14% 370,549 2,883 1.57%
Securities - tax-exempt (2) 54,741 1,021 3.76% 60,691 1,056 3.51%
Total securities

402,807 4,712 2.36% 431,240 3,939 1.84%
Federal funds sold 5,619 133 4.77% 63,021 113 0.36%
Interest bearing bank deposits 9,805 224 4.61% 88,008 228 0.52%
Total interest-earning assets 925,407 $ 16,842 3.67% 1,017,132 $ 13,821 2.74%
Cash and due from banks 15,574 15,296
Other assets 81,925 71,095
Total assets $ 1,022,906 $ 1,103,523
Interest-bearing liabilities:
Deposits:

NOW $ 188,491 $ 536 0.57% $ 204,912 $ 119 0.12%
Savings and money market 296,425 703 0.48% 338,283 331 0.20%
Time deposits 160,102 1,361 1.71% 157,877 687 0.88%
Total interest-bearing deposits 645,018 2,600 0.81% 701,072 1,137 0.33%
Short-term borrowings 3,443 31 1.82% 4,075 10 0.50%
Total interest-bearing liabilities 648,461 $ 2,631 0.82% 705,147 $ 1,147 0.33%
Noninterest-bearing deposits 300,439

300,548

Other liabilities 2,642 2,006
Stockholders' equity 71,364

95,822

Total liabilities and stockholders'

equity
$ 1,022,906 $ 1,103,523
Net interest income and margin (tax-equivalent) $ 14,211 3.10% $ 12,674 2.51%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Includes average net unrealized gains (losses) on

investment securities available for sale
(3) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using a federal income
tax rate of 21%.

Table 6

- Allocation of Allowance for Credit Losses
2023 2022
Second Quarter First Quarter Fourth Quarter Third Quarter Second Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,198 11.9 $ 1,232 11.8 $ 747 13.1 $ 732 14.9 $ 761 15.9
Construction and land

development 1,005 12.3 1,021 13.2 949 13.2 789 11.6 576 8.8
Commercial real estate 3,788 53.0 3,966 53.0 3,109 52.4 2,561 52.6 2,523 54.4
Residential real estate 529 21.1 497 20.2 828 19.4 783 19.3 753 19.3
Consumer installment 114 1.7 105 1.8 132 1.9 101 1.6 103 1.6
Total allowance for credit
losses
$ 6,634 $ 6,821 $ 5,765 $ 4,966 $ 4,716
* Loan balance in each category expressed as a percentage of total loans.

Table 7

– Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) June 30, 2023
Maturity of:
3 months or less $ 11,478
Over 3 months through 6 months 19,713
Over 6 months through 12 months 5,640
Over 12 months 14,226
Total estimated uninsured

time deposits
$ 51,057

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

Increases in inflation and the resulting tightening of Federal
Reserve monetary policy by increased target interest rates and reductions in the Federal Reserve’s securities portfolio,

have
and is expected to continue to affect mortgage originations and income and the market values of our securities portfolio and
loans.

These could also affect our deposit, costs and mixes, and

change consumer savings and payment behaviors.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially
adversely affect our business, financial condition, and/or operating results in the future.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchases of its common stock

during the second quarter of 2023 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs
April 1 - April 30, 2023
303 22.54 303 4,544,286
May 1 - May 31, 2023
1,274 21.73 1,274 4,516,607
June 1 - June 30, 2023
— — — 4,516,607
Total
1,577 21.88 1,577 4,516,607
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

August 8, 2023

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

August 8, 2023

By:

/s/
W.
James Walker,

IV

W.

James Walker,

IV
Senior Vice President and Chief Financial

Officer