Form 10-Q
period 2023-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2023-11-07
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
September 30, 2023
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
Class Outstanding at November 6, 2023
Common Stock, $0.01 par value per share
3,493,614

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022
3

Consolidated Statements of Earnings (Unaudited) for the quarter and nine months ended September 30,
2023 and 2022
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and nine months ended
September 30, 2023 and 2022
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and nine months ended
September 30, 2023 and 2022
6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and
2022
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
Table 1 – Explanation of Non-GAAP Financial Measures
45
Table 2 – Selected Quarterly Financial Data
46
Table 3 – Selected Financial Data
47
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended September 30,
2023 and 2022
48
Table 5 – Average Balances and Net Interest Income Analysis – for the nine months ended September
30, 2023 and 2022
49
Table 6 – Allocation of Allowance for Loan Losses
50
Table 7 – Estimated Uninsured Time Deposits by Maturity
51
Item 3
Quantitative and Qualitative Disclosures About Market Risk
52
Item 4
Controls and Procedures
52
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
52
Item 1A
Risk Factors
52
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
53
Item 3
Defaults Upon Senior Securities
53
Item 4
Mine Safety Disclosures
53
Item 5
Other Information
53
Item 6
Exhibits
54

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

September 30, December 31,
(Dollars in thousands, except share data) 2023 2022
Assets:
Cash and due from banks $
16,350
$
11,608
Federal funds sold
416
9,300
Interest-bearing bank deposits
12,845
6,346
Cash and cash equivalents
29,611
27,254
Securities available-for-sale

373,286
405,304
Loans
545,610
504,458
Allowance for credit losses
(6,778)
(5,765)
Loans, net
538,832
498,693
Premises and equipment, net
45,666
46,575
Bank-owned life insurance
17,010
19,952
Other assets
26,319
26,110
Total assets $
1,030,724
$
1,023,888
Liabilities:
Deposits:
Noninterest-bearing

$
279,458
$
311,371
Interest-bearing
685,143
638,966
Total deposits
964,601
950,337
Federal funds purchased and securities sold under agreements to repurchase
1,741
2,551
Accrued expenses and other liabilities
2,931
2,959
Total liabilities
969,273
955,847
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,801
3,797
Retained earnings
118,326
116,600
Accumulated other comprehensive loss, net
(49,013)
(40,920)
Less treasury stock, at cost -
463,521

shares and
453,683

at September 30, 2023
and December 31, 2022, respectively
(11,702)
(11,475)
Total stockholders’ equity
61,451
68,041
Total liabilities and stockholders’

equity
$
1,030,724
$
1,023,888
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except share and per share data) 2023 2022 2023 2022
Interest income:
Loans, including fees $
6,373
$
5,097
$
18,146
$
14,638
Securities:
Taxable
1,783
1,808
5,474
4,691
Tax-exempt
402
441
1,209
1,275
Federal funds sold and interest-bearing bank deposits
85
426
442
767
Total interest income
8,643
7,772
25,271
21,371
Interest expense:
Deposits
2,334
524
4,934
1,661
Short-term borrowings
37
5
68
15
Total interest expense
2,371
529
5,002
1,676
Net interest income
6,272
7,243
20,269
19,695
Provision for credit losses
105
250
(191)
—
Net interest income after provision for credit

losses
6,167
6,993
20,460
19,695
Noninterest income:
Service charges on deposit accounts
148
158
456
446
Mortgage lending
110
126
345
566
Bank-owned life insurance
87
97
311
293
Other
520
427
1,336
1,259
Securities gains, net
—
44
—
44
Total noninterest income
865
852
2,448
2,608
Noninterest expense:
Salaries and benefits
2,844
2,975
8,809
8,901
Net occupancy and equipment
755
794
2,341
1,955
Professional fees
261
235
898
704
Other
1,502
1,411
4,743
3,814
Total noninterest expense
5,362
5,415
16,791
15,374
Earnings before income taxes
1,670
2,430
6,117
6,929
Income tax expense
182
432
737
1,049
Net earnings $
1,488
$
1,998
$
5,380
$
5,880
Net earnings per share:
Basic and diluted $
0.43
$
0.57
$
1.54
$
1.67
Weighted average shares

outstanding:
Basic and diluted
3,496,411
3,507,318
3,499,518
3,513,068
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Net earnings $
1,488
$
1,998
$
5,380
$
5,880
Other comprehensive loss, net of tax:
Unrealized net loss on securities
(9,941)
(17,223)
(8,093)
(46,533)
Reclassification adjustment for net gain on securities

recognized in net earnings —
(33)
—
(33)
Other comprehensive loss
(9,941)
(17,256)
(8,093)
(46,566)
Comprehensive loss $
(8,453)
$
(15,258)
$
(2,713)
$
(40,686)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings (loss) income stock Total
Quarter ended September 30, 2023
Balance, June 30, 2023
3,499,412
$
39
$
3,800
$
117,781
$
(39,072)
$
(11,572)
$
70,976
Net earnings — — —
1,488
— — 1,488
Other comprehensive loss — — — —
(9,941)
—
(9,941)
Cash dividends paid ($
.27

per share)
— — —
(943)
— —
(943)
Stock repurchases
(5,883)
— — — —
(130)
(130)
Sale of treasury stock
85
—
1
— —
—
1
Balance, September 30, 2023
3,493,614
$
39
$
3,801
$
118,326
$
(49,013)
$
(11,702)
$
61,451
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
Nine months ended September 30, 2023
Balance, December 31, 2022
3,503,452
$
39
$
3,797
$
116,600
$
(40,920)
$
(11,475)
$
68,041
Cumulative effect of change in accounting
standard — — —
(821)
— —
(821)
Net earnings — — —
5,380
— — 5,380
Other comprehensive loss — — — —
(8,093)
— (8,093)
Cash dividends paid ($
.81

per share)
— — —
(2,833)
— —
(2,833)
Stock repurchases
(10,108)
— — — —
(229)
(229)
Sale of treasury stock
270
—
4
— —
2
6
Balance, September 30, 2023
3,493,614
$
39
$
3,801
$
118,326
$
(49,013)
$
(11,702)
$
61,451
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
5,380
$
5,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
(191)
—
Depreciation and amortization
1,278
1,098
Premium amortization and discount accretion, net
1,834
2,450
Net gain on securities available-for-sale
—
(44)
Net gain on sale of loans held for sale
(81)
(315)
Net gain on other real estate owned —
(162)
Loans originated for sale
(3,417)
(8,711)
Proceeds from sale of loans
3,482
10,292
Increase in cash surrender value of bank-owned life insurance
(259)
(294)
Income recognized from death benefit on bank-owned life insurance
(52)
—
Net decrease (increase) in other assets
47
(15,570)
Net increase in accrued expenses and other liabilities
2,672
14,102
Net cash provided by operating activities
10,693
8,726
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
19,377
38,871
Purchase of securities available-for-sale
—
(93,106)
Increase in loans, net
(41,025)
(15,644)
Net purchases of premises and equipment
(170)
(5,540)
Proceeds from bank-owned life insurance death benefit
216
—
Proceeds from surrender of bank-owned life insurance
3,037
—
Increase in FHLB stock
(164)
(74)
Proceeds from sale of other real estate owned —
536
Net cash used in investing activities
(18,729)
(74,957)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits
(32,717)
5,570
Net increase (decrease) in interest-bearing deposits
46,982
(21,875)
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
(810)
(835)
Stock repurchases
(229)
(460)
Dividends paid
(2,833)
(2,791)
Net cash provided by (used in) financing activities
10,393
(20,391)
Net change in cash and cash equivalents
2,357
(86,622)
Cash and cash equivalents at beginning of period
27,254
156,259
Cash and cash equivalents at end of period $
29,611
$
69,637
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
4,384
$
1,705
Income taxes
800
1,031
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

Actual results could
differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of allowance for credit losses on investment securities and loans, fair value of financial
instruments, and the valuation of deferred tax assets and other real estate owned (“OREO”).
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to September 30, 2023.

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
The transition adjustment upon the adoption of CECL on January 1, 2023 included an increase in the allowance for credit
losses on loans of $
1.0

million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $
0.1

million, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $
0.8

million as of January 1, 2023 for the cumulative effect of adopting
CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for
reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be
reported in accordance with previously applicable accounting standards.
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
Additionally, the allowance

for credit losses calculation includes subjective adjustments for qualitative risk factors that are
believed likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may
increase reserve levels and include adjustments for lending management experience and risk tolerance, loan review and
audit results, asset quality and portfolio trends, loan portfolio growth, industry concentrations,

trends in underlying
collateral, external factors and economic conditions not already captured.
Loans secured by real estate with balances equal to or greater than $500 thousand and loans not secured by real estate with
balances equal to or greater than $250 thousand that do not share risk characteristics are evaluated on an individual basis.
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

$77 thousand upon the adoption of
ASC 326.

At September 30, 2023,

the liability for credit losses on off-balance-sheet credit exposures included in other liabilities was $
0.2

million.

Provision for Credit Losses
The composition of the provision for (recoveries of) credit losses for the respective periods is presented below.

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Provision for credit losses:
Loans $
158

$
250

$
(133)

$
—

Reserve for unfunded commitments (1)
(53)

70

(58)

35

Total provision for credit

losses
$
105

$
320

$
(191)

$
35

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

At September 30, 2023 and
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
Net earnings $
1,488
$
1,998
$
5,380
$
5,880
Weighted average common

shares outstanding
3,496,411
3,507,318
3,499,518
3,513,068
Net earnings per share $
0.43
$
0.57
$
1.54
$
1.67
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At September 30, 2023, the Company did not have any consolidated VIEs to disclose but did have one nonconsolidated
VIE, discussed below.
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

At September 30, 2023 and December 31, 2022, respectively,

the Company had one such investment in
the amounts of $1.8 million and $2.1 million, respectively,

which was included in other assets in the consolidated balance sheets.

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

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
1,807
$
1,807
Other assets

NOTE 4: SECURITIES
At September 30, 2023 and December 31, 2022, respectively,

all securities within the scope of ASC 320,
Investments –
Debt and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-
for-sale by contractual maturity at September 30, 2023 and December

31, 2022, respectively, are

presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
September 30, 2023
Agency obligations (a) $
15,063
49,036
58,651
—
122,750
—
17,152
$
139,902
Agency MBS (a)
—
10,095
26,845
155,517
192,457
—
39,581
232,038
State and political subdivisions
300
981
15,488
41,310
58,079
—
8,717
66,796
Total available-for-sale $
15,363
60,112
100,984
196,827
373,286
—
65,450
$
438,736

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

Securities with aggregate fair values of $
224.6

million and $
208.3

million at September 30, 2023 and December 31, 2022,
respectively, were pledged to

secure public deposits, securities sold under agreements to repurchase, Federal Home

Loan
Bank of Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The carrying
amounts of non-marketable equity investments were $
1.4

million at September 30, 2023 and $
1.2

million at December 31,
2022.

Non-marketable equity investments include FHLB of Atlanta tock, Federal Reserve

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
(Dollars in thousands) Value Losses Value Losses Value Losses
September 30, 2023:
Agency obligations

$
—
—
122,750
17,152
$
122,750
17,152
Agency MBS
84
3
192,373
39,578
192,457
39,581
State and political subdivisions
12,726
755
44,313
7,962
57,039
8,717
Total

$
12,810
758
359,436
64,692
$
372,246
65,450

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

Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2023
and it is not more-likely-than-not that the Company will be required to sell the security before recovery of their amortized
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

The unrealized losses associated with available-for-
sale securities at September 30, 2023 are driven by changes in market interest rates and are not due to the credit quality of
the securities, and accordingly,

no allowance for credit losses is considered necessary for available-for-sale securities at
September 30, 2023. These securities will continue to be monitored as a part of the Company's ongoing evaluation of credit
quality. Management evaluates

the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments.

Realized Gains and Losses
The following table presents the gross realized gains and losses on sales of securities.
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Gross realized gains $
—
44
$
—
44
Realized gains, net $
—
44
$
—
44
NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

September 30, December 31,
(Dollars in thousands) 2023 2022
Commercial and industrial $
66,014
$
66,212
Construction and land development
70,129
66,479
Commercial real estate:
Owner occupied
66,237
61,125
Hotel/motel 36,992
33,378
Multi-family
47,634
41,084
Other
131,101
128,986
Total commercial real estate
281,964
264,573
Residential real estate:
Consumer mortgage
60,024
45,370
Investment property
57,126
52,278
Total residential real estate
117,150
97,648
Consumer installment
10,353
9,546
Total Loans $
545,610
$
504,458
Loans secured by real estate were approximately 86.0% of the Company’s total loan portfolio at September 30, 2023.

At
September 30, 2023, the Company’s

geographic loan distribution was concentrated primarily in Lee County,

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
September 30, 2023 and December 31, 2022.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
September 30, 2023:
Commercial and industrial $
65,813
39
—
65,852
162
$
66,014
Construction and land development
70,129
—
—
70,129
—
70,129
Commercial real estate:
Owner occupied
65,230
206
—
65,436
801
66,237
Hotel/motel
36,992
—
—
36,992
— 36,992
Multi-family
47,634
—
—
47,634
—
47,634
Other
131,101
—
—
131,101
—
131,101
Total commercial real estate
280,957
206
—
281,163
801
281,964
Residential real estate:
Consumer mortgage
59,799
—
—
59,799
225
60,024
Investment property
57,087
14
—
57,101
25
57,126
Total residential real estate
116,886
14
—
116,900
250
117,150
Consumer installment
10,297
56
—
10,353
—
10,353
Total $
544,082
315
—
544,397
1,213
$
545,610

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

The following table presents credit quality
indicators for the loan portfolio segments and classes by year of origination as of September

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
Revolving
Loans
Total

Loans
September 30, 2023:

Commercial and industrial
Pass $
8,403
15,220
14,164
5,760
7,447
8,138
6,283
$
65,415
Special mention
—
—
—
—
—
—
348
348
Substandard
56
—
27
—
6
—
—
89
Nonaccrual
—
—
—
—
162
—
—
162
Total commercial and industrial
8,459
15,220
14,191
5,760
7,615
8,138
6,631
66,014
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
34,977
30,923
1,735
1,562
131
162
639
70,129
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
34,977
30,923
1,735
1,562
131
162
639
70,129
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
10,489
7,476
18,785
10,639
4,359
9,965
3,408
65,121
Special mention
263
—
—
—
—
—
—
263
Substandard
—
—
—
—
52
—
—
52
Nonaccrual
—
—
—
—
801
—
—
801
Total owner occupied
10,752
7,476
18,785
10,639
5,212
9,965
3,408
66,237
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
6,437
9,981
3,234
1,539
3,952
11,849
—
36,992
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
6,437
9,981
3,234
1,539
3,952
11,849
—
36,992
Current period gross charge-offs — — — — — — — —

(Dollars in thousands) 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans
Total

Loans
September 30, 2023:

Multi-family
Pass
12,436
18,185
1,972
6,163
3,825
3,126
1,927
47,634
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
12,436
18,185
1,972
6,163
3,825
3,126
1,927
47,634
Current period gross charge-offs — — — — — — — —
Other
Pass
16,532
36,560
32,107
14,053
10,902
19,004
914
130,072
Special mention
—
—
—
873
—
—
—
873
Substandard
—
—
—
156
—
—
—
156
Nonaccrual
—
—
—
—
—
—
—
—
Total other
16,532
36,560
32,107
15,082
10,902
19,004
914
131,101
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
18,918
20,284
2,731
2,694
1,492
12,771
79
58,969
Special mention
—
—
—
—
—
250
—
250
Substandard
—
—
—
—
—
580
—
580
Nonaccrual
—
—
—
118
—
107
—
225
Total consumer mortgage
18,918
20,284
2,731
2,812
1,492
13,708
79
60,024
Current period gross charge-offs — — — — — — — —
Investment property
Pass
11,594
12,822
9,564
12,984
5,763
2,373
1,473
56,573
Special mention
42
—
—
—
—
—
—
42
Substandard
—
249
—
237
—
—
—
486
Nonaccrual
—
—
—
—
—
25
—
25
Total investment property
11,636
13,071
9,564
13,221
5,763
2,398
1,473
57,126
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
4,699
4,189
861
251
126
167
—
10,293
Special mention
—
—
1
2
—
—
—
3
Substandard
12
24
8
13
—
—
—
57
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
4,711
4,213
870
266
126
167
—
10,353
Current period gross charge-offs
34
37
13
1
— — —
85
Total loans
Pass
124,485
155,640
85,153
55,645
37,997
67,555
14,723
541,198
Special mention
305
—
1
875
—
250
348
1,779
Substandard
68
273
35
406
58
580
—
1,420
Nonaccrual
—
—
—
118
963
132
—
1,213
Total loans $
124,858
155,913
85,189
57,044
39,018
68,517
15,071
$
545,610
Total current period gross charge-offs $
34
37
13
1
— — —
85

(Dollars in thousands)

Pass

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2022:
Commercial and industrial $
65,550
7
212
443
$
66,212
Construction and land development
66,479
—
—
—
66,479
Commercial real estate:
Owner occupied
60,726
238
161
—
61,125
Hotel/motel
33,378
—
—
—
33,378
Multi-family
41,084
—
—
—
41,084
Other
126,700
170
—
2,116
128,986
Total commercial real estate
261,888
408
161
2,116
264,573
Residential real estate:
Consumer mortgage
44,172
439
587
172
45,370
Investment property
51,987
43
248
—
52,278
Total residential real estate
96,159
482
835
172
97,648
Consumer installment
9,498
1
47
—
9,546
Total $
499,574
898
1,255
2,731
$
504,458
The following table is a summary of the Company’s

nonaccrual loans by major categories as of September 30, 2023

and
December 31, 2022.

CECL Incurred Loss
September 30, 2023 December 31, 2022
Nonaccrual Nonaccrual Total
Loans with Loans with an Nonaccrual Nonaccrual
(Dollars in thousands) No Allowance Allowance Loans Loans
Commercial and industrial $
162
—
162
$
443
Commercial real estate
801
—
801
2,116
Residential real estate
250
—
250
172
Total

$
1,213
—
1,213
$
2,731
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses:

(Dollars in thousands) Real Estate Business Assets Total Loans
September 30, 2023:
Commercial and industrial $ —
162
$
162
Commercial real estate
801
—
801
Total

$
801
162
$
963
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

September 30, 2023
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
1,198
1,005
3,788
529
114
$
6,634
Charge-offs — — — —
(18)
(18)
Recoveries
1
—
—
2
1
4
Net recoveries (charge-offs)
1
—
—
2
(17)
(14)
Provision for credit losses
16
68
15
20
39
158
Ending balance $
1,215
1,073
3,803
551
136
$
6,778

Nine months ended:
Beginning balance $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
—
—
—
—
(85)
(85)
Recoveries
197
—
—
12
3
212
Net recoveries (charge-offs)
197
—
—
12
(82)
127
Provision for credit losses
(261)
141
(179)
58
108
(133)
Ending balance $
1,215
1,073
3,803
551
136
$
6,778

September 30, 2022
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
Beginning balance $
761
576
2,523
753
103
$
4,716
Charge-offs
(13)
—
—
—
(3)
(16)
Recoveries
2
—
—
8
6
16
Net (charge-offs) recoveries
(11)
—
—
8
3
—
Provision for loan losses
(18)
213
38
22
(5)
250
Ending balance $
732
789
2,561
783
101
$
4,966

Nine months ended:
Beginning balance $
857
518
2,739
739
86
$
4,939
Charge-offs
(17)

—

—

—

(67)
(84)
Recoveries
6
—

22

22
61
111
Net (charge-offs) recoveries
(11)

—

22

22
(6)
27
Provision for loan losses
(114)
271
(200)
22

21
—

Ending balance $
732
789
2,561
783
101
$
4,966

The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of September 30, 2022 as determined, prior to the adoption of ASC 326.

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

As of September 30,
2023, the Company had no loans that would have previously required disclosure as TDRs.
The following table provides the average recorded investment in impaired loans, if any, by portfolio

segment, and the
amount of interest income recognized on impaired loans after impairment by portfolio segment and class during the quarter
and nine months ended September 30, 2022 as determined under ASC 310 prior to the adoption of ASC 326.

Quarter ended September 30, 2022 Nine months ended September 30, 2022
Average Total interest Average Total interest
recorded income recorded income
(Dollars in thousands) investment recognized investment recognized
Impaired loans:
Commercial real estate:
Other $
173
—
$
199
—
Total commercial real estate
173
—
199
—
Residential real estate:
Investment property
—
—
6
—
Total residential real estate
—
—
6
—
Total

$
173
—
$
205
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

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
MSRs, net:
Beginning balance
$
1,050
$
1,259
$
1,151
$
1,309
Additions, net
7
13
16
110
Amortization expense
(46)
(64)
(156)
(211)
Ending balance
$
1,011
$
1,208
$
1,011
$
1,208
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,312
$
2,547
$
2,369
$
1,908
End of period
2,351
2,478
2,351
2,478
NOTE 7: FAIR VALUE

Fair Value

Hierarchy
“Fair value” is defined by ASC 820,
Fair Value

Measurements and Disclosures
, and focuses on the exit price, i.e., the price
that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal
market (or most advantageous market in the absence of a principal market) for an asset or liability at the measurement date.

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

The nature of the Company’s financial assets

and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2023, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
September 30, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets by
ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2023:
Securities available-for-sale:
Agency obligations

$
122,750
—
122,750
—
Agency MBS
192,457
—
192,457
—
State and political subdivisions
58,079
—
58,079
—
Total securities available-for-sale
373,286
—
373,286
—
Total

assets at fair value
$
373,286
—
373,286
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

The independent third party’s

valuation model calculates the
present value of estimated future net servicing income using assumptions that market participants would use in estimating
future net servicing income, including estimates of mortgage prepayment speeds,

discount rates, default rates, costs to
service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees.

Periodically, the
Company will review broker surveys and other market research to validate significant assumptions used in the model.

The
significant unobservable inputs include mortgage prepayment speeds or the constant prepayment rate (“CPR”) and the
weighted average discount rate.

Because the valuation of MSRs requires the use of significant unobservable inputs, all of the Company’s MSRs are classified

within Level 3 of the valuation hierarchy.
The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
September 30, 2023 and December 31, 2022, respectively,

by caption, on the accompanying consolidated balance sheets
and by FASB ASC 820

valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2023:
Loans, net
(1)
963
—
—
963
Other assets (2)
1,011
—
—
1,011
Total assets at fair value $
1,974
—
—
1,974
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
Quantitative Disclosures for Level 3 Fair Value

Measurements
At September 30, 2023 and December 31, 2022, the Company had no Level 3 assets measured at fair value on a recurring
basis.

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

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
September 30, 2023:
Collateral dependent loans $
963
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,011
Discounted cash flow Prepayment speed or CPR
7.1
-
19.7
7.3

Discount rate
9.5
-
11.5
9.5
December 31, 2022:
Impaired loans $
2,054
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,151
Discounted cash flow Prepayment speed or CPR
5.2
-
18.6
7.5

Discount rate
9.5
-
11.5
9.5

Fair Value

of Financial Instruments
ASC 825, Financial Instruments
, requires disclosure of fair value information about financial instruments,

whether or not
recognized on the face of the balance sheet, where it is practicable to estimate that value. The assumptions used in the
estimation of the fair value of the Company’s

financial instruments are explained below.

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at September 30, 2023 and December 31, 2022 are presented below.

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
September 30, 2023:
Financial Assets:
Loans, net (1) $
538,832
$
501,725
$
—
$
—
$
501,725
Financial Liabilities:
Time Deposits $
193,575
$
189,310
$
—
$
189,310
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

The Bank has been a member of the FHLB of Atlanta since 1991. Certain of the statements made in this
discussion and analysis and elsewhere, including information incorporated herein by reference to other documents, are
“forward-looking statements” as more fully described under “Special

Cautionary Notice Regarding Forward-Looking
Statements” below.

The following discussion and analysis is intended to provide a better understanding of various factors related to the results
of operations and financial condition of the Company and the Bank.

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and nine months ended September 30, 2023 and 2022,

as well as the information contained in our
annual report on Form 10-K for the year ended December 31, 2022 and our interim reports on Form 10-Q for the quarters
ended March 31, 2023 and June 30, 2023.

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
●
legislative and regulatory changes, including changes in banking, securities and tax laws,

regulations and rules and
their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost
of FDIC insurance, including changes in various capital, liquidity and other rule proposals,

as well as changes in
supervisory and examination focus, in light of three regional bank failures in California and

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
information;
●
the risks that our deferred tax assets (“DTAs”)

included in “other assets” on our consolidated balance sheets, if any, could be reduced if estimates of future

taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock could trigger a reduction in the amount of net operating loss
carry-forwards that we may be able to utilize for income tax purposes; and

●
other factors and risks described herein and under “Risk Factors” in our annual report on Commission Form 10-K
as of and for the year ended December 31, 2022 or in any of our subsequent reports that we make with the
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
made.
Summary of Results of Operations
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except per share amounts) 2023 2022 2023 2022
Net interest income (a) $ 6,380 $ 7,360 $ 20,591 $ 20,034
Less: tax-equivalent adjustment 108 117 322 339
Net interest income (GAAP) 6,272 7,243 20,269 19,695
Noninterest income

865 852 2,448 2,608
Total revenue

7,137 8,095 22,717 22,303
Provision for credit losses 105 250 (191)
—

Noninterest expense 5,362 5,415 16,791 15,374
Income tax expense

182 432 737 1,049
Net earnings $ 1,488 $ 1,998 $ 5,380 $ 5,880
Basic and diluted earnings per share $ 0.43 $ 0.57 $ 1.54 $ 1.67
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures."
Financial Summary
The Company’s net earnings were $5.4

million for the first nine months of 2023,

compared to $5.9 million for the first nine
months of 2022.

Basic and diluted earnings per share were $1.54 per share for the first nine months of 2023, compared to
$1.67 per share for the first nine months of 2022.

Net interest income (tax-equivalent) was $20.6 million for the first nine months of 2023, a 3% increase compared to $20.0
million for the first nine months of 2022.

This increase was primarily due to improvements in the Company’s net interest
margin.

The Company’s net interest

margin (tax-equivalent) was 2.97%

for the first nine months of 2023 compared to
2.67% for the first nine months of 2022.

This increase was primarily due to a more favorable asset mix and higher yields
on interest earning assets.

These higher yields on interest earning assets were partially offset by increased cost of funds.

Average loans for the first nine

months of 2023 were $514.7 million, a 16% increase from the first nine months of 2022.

See “Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest Income and Margin”

below.
At September 30, 2023, the Company’s allowance

for credit losses was $6.8

million, or 1.24% of total loans, compared to
$5.8 million, or 1.14% of total loans, at December 31, 2022, and $5.0 million, or

1.05% of total loans, at September 30,
2022.

The implementation of CECL required pursuant to Accounting Standards

Codification (“ASC”) 326, which was
effective January 1, 2023, increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day one
transition adjustment.

The Company recorded a negative provision for credit losses during the first nine months of 2023 of $0.2

million,
compared to none during the first nine months of 2022.

The provision for credit losses under CECL is reflective of the
Company’s credit risk profile and the future economic

outlook and forecasts.

Our CECL model is largely influenced by
economic factors including, most notably,

the anticipated unemployment rate.

The negative provision for credit losses
during the first nine months of 2023 was primarily related to the resolution of a collateral dependent nonperforming loan,
with a recorded investment of $1.3 million and a corresponding allowance of $0.5 million, that was collected in full during
the second quarter of 2023.

This was partially offset by an increase in the calculation of current expected credit losses due
to loan growth during the first nine months of 2023.

Noninterest income was $2.4 million in the first nine months of 2023,

compared to $2.6 million in the first nine months of
2022.

The decrease in noninterest income was primarily due to a decrease in mortgage lending income of $0.2

million as a
result of higher market interest rates for mortgage loans.
Noninterest expense was $16.8 million in the first nine months of 2023,

compared to $15.4 million for the first nine months
of 2022.

The increase in noninterest expense was primarily due to an increase in net occupancy and equipment expense of
$0.4

million related to the Company’s new headquarters,

which opened in June 2022, professional fees expense of $0.2 million, and other noninterest expense of $0.9

million.

Income tax expense was $0.7

million for the first nine months of 2023 compared to $1.0 million for the first nine months of
2022.

This decrease was due to a decline in the level of earnings before taxes and the Company’s effective tax rate.

The
Company's effective tax rate for the first nine months of 2023 was 12.05%, compared to 15.14% in the first nine months of
2022.

The Company’s effective income

tax rate is principally affected by tax-exempt earnings from the Company’s investment in municipal securities, bank-owned life insurance (“BOLI”),

and New Markets Tax Credits

(“NMTCs”).
The Company paid cash dividends of $0.81 per share in the first nine months of 2023,

an increase of 2% from the same
period of 2022.

The Company repurchased 10,108 shares for $0.2 million during the first nine months of 2023.

At
September 30, 2023, the Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well
capitalized” under current regulatory standards with a total risk-based capital ratio of 15.98%, a tier 1 leverage ratio of
10.26% and a common equity tier 1 (“CET1”) ratio of 15.01% at September 30,

2023.

At September 30,

2023, the
Company’s equity to total assets ratio

was 5.96%, compared to 6.65% at December 31, 2022, and 5.74% at September 30,
2022.
For the third quarter of 2023, net earnings were $1.5 million, or $0.43 per share, compared to $2.0 million, or $0.57 per
share, for the third quarter of 2022.

Net interest income (tax-equivalent) was $6.4 million for the third quarter of 2023 compared to $7.4 million for the third quarter of 2022.

This decrease was primarily due to decline in the Company’s

net
interest margin.

The Company’s net interest

margin (tax-equivalent) was 2.73%

in the third quarter of 2023 compared to
3.00%

in the third quarter of 2022.

The decrease was primarily due to increased cost of funds and changes in our deposit mix, which was partially offset by a more favorable asset

mix and higher yields on interest earning assets.

The Company
recorded a provision for credit losses during the third quarter of 2023 of $0.1

million, compared to $0.3 million for the third
quarter 2022.

Noninterest income was $0.9 million for both the third quarter of 2023 and 2022.

Noninterest expense was
$5.4 million in the third quarter of 2023 and 2022.

Income tax expense was $0.2

million for the third quarter of 2023,
compared to $0.4 million for the third quarter of 2022.

This decrease was due to a decline in the level of earnings before taxes and the Company’s effective

tax rate.

The Company's effective tax rate for the third quarter of 2023 was 10.90%, compared to 17.78% in the third quarter of 2022.

The Company’s effective income

tax rate is principally impacted by tax-
exempt earnings from the Company’s investment

in municipal securities, bank-owned life insurance, and New Markets Tax
Credits.
CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.

The accounting policies which we believe to be most critical in preparing our
Consolidated Financial Statements are presented in the section titled

“Critical Accounting Policies” in Management’s
Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual

Report on
Form 10-K for the year ended December 31, 2022.

On January 1, 2023, we adopted FASB

ASU 2016-13
Financial
Instruments - Credit Losses
(Topic

326) which significantly changes our methodology for determining our allowance for
credit losses, and ASU 2022-02
, Financial Instruments – Credit Losses (Topic

326): Troubled

Debt Restructurings and
Vintage Disclosures
which eliminated the accounting guidance for TDRs, while enhancing disclosure requirements for
certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.

See
Note 1.
Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements elsewhere in this Form
10-Q for further information related to these changes. There have been no other significant changes to our Critical
Accounting Estimates as described in our Form 10-K.

RESULTS

OF OPERATIONS
Average

Balance Sheet and Interest Rates
Nine months ended September 30,

2023 2022
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 514,706 4.71% $ 442,613 4.42%
Securities - taxable 344,136 2.13% 371,595 1.69%
Securities - tax-exempt

54,615 3.75% 60,034 3.59%
Total securities

398,751 2.35% 431,629 1.95%
Federal funds sold 4,372 4.86% 54,924 0.76%
Interest bearing bank deposits 8,118 4.66% 73,630 0.82%
Total interest-earning assets 925,947 3.70% 1,002,796 2.89%
Deposits:

NOW 189,586 0.75% 201,792 0.13%
Savings and money market 291,988 0.63% 335,005 0.20%
Time deposits 168,000 1.99% 155,824 0.84%
Total interest-bearing deposits 649,574 1.02% 692,621 0.32%
Short-term borrowings 3,748 2.43% 3,969 0.50%
Total interest-bearing liabilities 653,322 1.02% 696,590 0.32%
Net interest income and margin (tax-equivalent) $ 20,591 2.97% $ 20,034 2.67%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $20.6 million for the first nine months of 2023, a 3% increase compared to $20.0
million for the first nine months of 2022.

This increase was primarily due to improvements in the Company’s net interest
margin (tax-equivalent).

The Company’s net interest

margin (tax-equivalent) was 2.97% in the first nine months of 2023 compared to 2.67% in the first nine months of 2022.

This increase was primarily due to a more favorable asset mix and higher yields on interest earning assets.

These higher yields on interest earning assets were partially offset by increased
cost of funds.

The cost of funds increased to 102 basis points, compared to 32 basis points in the first nine months of 2022.

Since March of 2022, the Federal Reserve increased the target federal funds range from 0 – 0.25% to 5.25 – 5.50%.

The tax-equivalent yield on total interest-earning assets increased by 81 basis points to 3.70% in the first nine months of
2023 compared to 2.89% in the first nine months of 2022.

This increase was primarily due to changes in our asset mix and higher market interest rates on interest earning assets.

The cost of total interest-bearing liabilities increased by 70 basis points to

1.02% in the first nine months of 2023 compared
to 0.32% in the first nine months of 2022.

Our deposit costs may continue to increase as the Federal Reserve maintains or increases its target federal funds rate, market interest rates increase,

and as customer behaviors change as a result of
inflation and higher market interest rates, and we compete for deposits against other banks,

money market mutual funds,
Treasury securities and other interest bearing alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risks from interest rate
fluctuations. Deposit and loan pricing remain competitive in our markets.

We believe this challenging

rate environment
will continue throughout 2023.

Our ability to compete and manage our deposit costs until our interest-earning assets reprice and we generate new fixed rate loans with current market interest rates will be important to our net interest margin
during the monetary tightening cycle that we believe will continue throughout

2023 and into 2024.

Provision for Credit Losses
On January 1, 2023, we adopted ASC 326,

which introduces the current expected credit losses (CECL) methodology and requires us to estimate all expected credit losses over the remaining life of our loans.

Accordingly, the provision for credit
losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,
is adequate to provide coverage for all expected credit losses. The Company recorded a negative provision for credit losses
during the first nine months of 2023 of $0.2

million, compared to none during the first nine months of 2022.

Provision
expense is affected by organic loan growth in our loan portfolio,

our internal assessment of the credit quality of the loan
portfolio, our expectations about future economic conditions and net charge-offs.

Our CECL model is largely influenced
by economic factors including, most notably,

the anticipated

unemployment rate, which may be affected by monetary
policy.

The negative provision for credit losses during the first nine months of 2023 was primarily related to the resolution
of a collateral dependent nonperforming loan, with a recorded investment of $1.3 million and a corresponding allowance of
$0.5 million, that was collected in full during the second quarter of 2023.

This was partially offset by an increase in the
calculation of current expected credit losses due to loan growth during the first nine months of 2023.
Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately cover

all expected credit losses as of the date the allowance is determined.

At September 30,
2023, the Company’s allowance

for credit losses was $6.8 million, or 1.24% of total loans, compared to $5.8 million, or
1.14% of total loans, at December 31, 2022, and $5.0 million, or 1.05% of total loans, at September

30, 2022.

The
implementation of CECL, as of January 1, 2023, increased our allowance for credit losses by $1.0 million, or 0.20% of total
loans, as a day one transition adjustment to ASC 326.
Noninterest Income
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Service charges on deposit accounts $ 148 $ 158 $ 456 $ 446
Mortgage lending income 110 126 345 566
Bank-owned life insurance 87 97 311 293
Securities gains, net
—

44
—

44
Other 520 427 1,336 1,259
Total noninterest income $ 865 $ 852 $ 2,448 $ 2,608
The Company’s income from mortgage lending

is primarily attributable to the (1) origination and sale of mortgage loans and (2) servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage
loans originated, origination fees, underwriting fees, and other fees associated with the origination of loans, which are
netted against the commission expense associated with these originations. The

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

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Origination income $ 20 $ 39 $ 81 $ 315
Servicing fees, net 90 87 264 251
Total mortgage lending income $ 110 $ 126 $ 345 $ 566

The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of mortgage loans. Origination income decreased as market interest rates on
mortgage loans increased and mortgage loan volumes also decreased.

The decrease in origination income was partially
offset by an increase in mortgage servicing fees, net of related amortization expense as mortgage prepayment speeds
slowed, resulting in decreased amortization expense.

Income from bank-owned life insurance was $311

thousand and $293 thousand for the nine months ended September 30,
2023 and 2022, respectively.

Excluding a $52 thousand non-taxable death benefit received during 2023, income from bank-owned life insurance would have been $259 thousand and $293 thousand for the nine months ended September 30,
2023 and 2022, respectively.

Noninterest Expense
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2023 2022 2023 2022
Salaries and benefits $ 2,844 $ 2,975 $ 8,809 $ 8,901
Net occupancy and equipment 755 794 2,341 1,955
Professional fees 261 235 898 704
Other 1,502 1,411 4,743 3,814
Total noninterest expense $ 5,362 $ 5,415 $ 16,791 $ 15,374
Salaries and benefits decreased for both the quarter and nine months ended September

30, 2023.

A decrease in the number
of full-time equivalents was partially offset by routine annual increases in salaries and wages.
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
Income Tax

Expense
Income tax expense was $0.7 million for the first nine months of 2023 compared to $1.0 million for the the first nine
months of 2022.

This decrease was due to a decline in the level of earnings before taxes and the Company’s effective tax
rate.

The Company’s effective

income tax rate for the first nine months of 2023 was 12.05%, compared to

15.14% in the
first nine months of 2022.

The Company’s effective income

tax rate is principally impacted by tax-exempt earnings from the Company’s investments in

municipal securities, bank-owned life insurance, and New Markets Tax

Credits.

BALANCE SHEET

ANALYSIS
Securities

Securities available-for-sale were $373.3

million at September 30, 2023, compared to $405.3 million at December 31,
2022.

This decrease reflects a $21.2 million decrease in the amortized cost basis of securities available-for-sale and a
decrease in the fair value of securities available-for-sale of $10.8 million.

The average annualized tax-equivalent yields
earned on total securities were 2.35%

in the first nine months of 2023 and 1.95% in the first nine months of 2022.

Loans
2023 2022
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 66,014 61,880 59,602 66,212 70,715
Construction and land development 70,129 63,874 66,500 66,479 54,773
Commercial real estate 281,964 275,801 267,962 264,573 249,527
Residential real estate 117,150 109,834 101,975 97,648 91,469
Consumer installment 10,353 9,022 9,002 9,546 7,551
Total loans $ 545,610 520,411 505,041 504,458 474,035
Total loans

were $545.6 million at September 30, 2023, an 8% increase compared to $504.5 million at December 31,

2022.

Four loan categories represented the majority of the loan portfolio at September 30,

2023: commercial real estate (52%),
residential real estate (21%), commercial and industrial (12%) and construction and land development (13%).

Approximately 23% of the Company’s commercial

real estate loans were classified as owner-occupied at September 30,
2023.
Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $8.7 million,
or 2% of total loans, and $7.4

million, or 1%, of total loans at September 30, 2023 and December 31, 2022, respectively.

For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at September 30, 2023 and December 31, 2022. The Company’s

residential real estate mortgage portfolio does
not include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 4.71% in the first nine months of

2023 and 4.42% in the first
nine months of 2022.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including inflation and the continuing increases in market interest rates, remaining COVID-19
pandemic effects including supply chain disruptions, reduced commercial office occupancy levels, housing supply
shortages and inflation on our borrowers’ cash flows, real estate market sales volumes and liquidity,

valuations used in
making loans and evaluating collateral, reduced credit availability

,

(especially for commercial real estate) generally and
higher costs of financing properties, which reduce the transaction and dollar volumes of commercial real estate property
sales.

Other risks we face include, among other things, real estate industry concentrations,

competitive pressures from a
wide range of other lenders, deterioration in certain credits, interest rate fluctuations, reduced collateral values or non-
existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of
applicable laws and regulations. Various

projects financed earlier that were based on lower interest rate assumptions than currently in effect may not be as profitable or successful at the higher interest rate currently in effect and currently expected
in the future.
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
approximately $23.2 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.8 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At September 30, 2023, the Bank had one
loan relationship exceeding our internal limit.

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

-based capital at September 30, 2023 and December 31, 2022.

September 30, December 31,
(Dollars in thousands) 2023 2022
Lessors of 1-4 family residential properties $ 57,126 $ 52,278
Multi-family residential properties 47,634 41,084
Hotel/motel 36,992 33,378
Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover
the Company’s estimate of expected

losses in the loan portfolio. The allowance for credit losses was $6.8 million at
September 30, 2023 compared to $5.8 million at December 31, 2022,

which management believed to be adequate at each of
the respective dates. The assumptions, judgments and estimates,

as well as the methodologies and models associated with
the determination of the allowance for credit losses are described under “Critical

Accounting Policies.”
On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and
requires us to estimate all expected credit losses over the remaining life of our loan portfolio.

Accordingly, beginning in
2023, the allowance for credit losses represents an amount that, in management's evaluation,

is adequate to provide
coverage for all expected future credit losses on outstanding loans. As of September

30, 2023 and December 31, 2022, our
allowance for credit losses was approximately $6.8 million and $5.8 million, respectively, which our

management believes
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.24% at
September 30, 2023, compared to 1.14% at December 31, 2022.
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

quarterly rates of default.

See Note 1 to our Financial Statements, above.
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
At September 30, 2023, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the third quarter of 2023 and
the previous four quarters is presented below.

2023 2022
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,634 6,821 5,765 4,966 4,716
Impact of adopting ASC 326
— — 1,019 — —
Charge-offs:
Commercial and industrial
— — — (205) (13)
Consumer installment
(18) (56) (11) (3) (3)
Total charge

-offs
(18) (56) (11) (208) (16)
Recoveries
4 200 8 7 16
Net recoveries (charge-offs)
(14) 144 (3) (201) —
Provision for credit losses
158 (331) 40 1,000 250
Ending balance
$ 6,778 6,634 6,821 5,765 4,966
as a % of loans 1.24% 1.27 1.35 1.14 1.05
as a % of nonperforming loans 559% 577 255 211 1,431
Net charge-offs (recoveries) as % of average loans (a) 0.01% (0.06) — 0.04 —
(a) Net charge-offs (recoveries) are annualized.
Nonperforming Assets
At September 30, 2023 the Company had $1.2 million in nonperforming assets compared to $2.7 million at December 31,
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
Nonaccrual loans $ 1,213 1,149 2,680 2,731 347
Total nonperforming assets $ 1,213 1,149 2,680 2,731 347
as a % of loans and other real estate owned 0.22% 0.22 0.53 0.54 0.07 as a % of total assets 0.12% 0.11 0.26 0.27 0.03
Nonperforming loans as a % of total loans 0.22% 0.22 0.53 0.54 0.07

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2023 and the
previous four quarters.

2023 2022
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ 162 178 432 443 —
Commercial real estate 801 819 2,103 2,116 170
Residential real estate 250 152 135 172 177
Consumer installment — — 10 — —
Total nonaccrual loans $ 1,213 1,149 2,680 2,731 347
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

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had no loans 90 days or more past due and still accruing at September 30,

2023 and December 31, 2022,
respectively.
The Company had no OREO at September 30, 2023 or December 31, 2022.

Deposits
September 30, December 31,
(In thousands) 2023 2022
Noninterest bearing demand $ 279,458 311,371
NOW 212,412 178,641
Money market 190,426 214,298
Savings 88,730 95,652
Certificates of deposit under $250,000 51,092 93,017
Certificates of deposit and other time deposits of $250,000 or more 142,483 57,358
Total deposits $ 964,601 950,337
Total deposits

were $964.6 million at September 30, 2023,

compared to $950.3 million at December 31, 2022.

The
Company utilizes brokered deposits as an additional funding source.

At September 30, 2023, the Company had $46.6
million in brokered deposits,

compared to none at December 31, 2022.

Excluding brokered deposits, customer deposits
decreased $32.3 million, or 3%, during the first nine months of 2023.

This decrease reflects net outflows to higher yield
investment alternatives in a rising interest rate environment and increased customer spending.

Noninterest-bearing deposits
were $279.5 million, or 29% of total deposits, at September 30, 2023, compared to $311.4 million, or 33% of total deposits
at December 31, 2022.

The average rate paid on total interest-bearing deposits was 1.02% in the first nine months of 2023 compared to 0.32% in
the first nine months of 2022.
At September 30, 2023, estimated uninsured deposits totaled $337.4 million,

or 35% of total deposits, compared to $381.7
million, or 40% of total deposits at December 31, 2022.

The decrease in the percentage of the Bank’s deposits

that are
uninsured was in part due to customers’ increased use of the products facilitated by IntraFi that enable customers to
maximize FDIC deposit insurance coverage for their deposits.

During 2023, the Bank began participating in the
Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured

Cash Sweep product (“ICS”), which
provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC
insurance.

The total of reciprocal deposits at September 30, 2023

was $31.6 million, or 3% of total deposits.

Uninsured
amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

The Bank’s uninsured
deposits at September 30, 2023 and December 31, 2022 include approximately $185.7 million and $155.0 million,
respectively, of deposits of state,

county and local governments that are collateralized by securities having an equal fair
value to such deposits.

The FDIC has proposed a special assessment on uninsured deposits of banks with over $5 billion in uninsured deposits to
the FDIC Deposit Insurance Fund’s costs

of the systemic risk determination made in connection with two recent bank failures.

This proposal will not apply to AuburnBank.
Other Borrowings and Available

Credit
The Company had no long-term debt at September 30, 2023 and December 31, 2022.

The Bank utilizes short and long-
term non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal
funds lines totaling $61.0 million with no federal funds borrowings outstanding at September 30, 2023, and December 31,
2022, respectively. Securities

sold under agreements to repurchase, which were entered into on behalf of certain customers totaled $1.7 million and $2.6 million at September 30, 2023 and December

31, 2022, respectively.

At September 30, 2023
and December 31, 2022, the Bank had no borrowings from the Federal Reserve discount window and no borrowings under
the Federal Reserve’s new Bank Term

Facility Program (“BTFP”), which opened March 12, 2023.
The Bank is a member of the FHLB of Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB of Atlanta’s advance program to

obtain funding for its growth.

FHLB advances include both fixed and variable
terms and are taken out with varying maturities, and are generally secured by eligible assets.

The Bank had no borrowings
under FHLB of Atlanta’s advance program at

September 30, 2023 and December 31, 2022, respectively.

At those dates,
the Bank had $307.7 million and $312.6 million, respectively,

of available lines of credit at the FHLB of Atlanta.

Advances include both fixed and variable terms and may be taken out with varying maturities.
The average rate paid on the Bank’s

short-term borrowings was 2.43%

in the first nine months of 2023 compared to 0.50%
in the first nine months of 2022.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $61.5 million and $68.0 million as of September 30,

2023 and
December 31, 2022, respectively.

The decrease from December 31, 2022 was primarily driven by an other comprehensive loss due to the change in unrealized gains/losses on securities available-for-sale,

net of tax of $8.1 million, cash dividends
of $2.8 million, the cumulative effect of adopting CECL accounting standard of $0.8 million, and repurchases of the
Company’s stock of $0.2

million, partially offset by net earnings of $5.4 million.

Total unrealized

losses on available-for-
sale securities increased

20% from $54.7 million on December 31, 2022 to $65.5 million September

30, 2023.

These
unrealized losses do not affect the Bank’s

capital for regulatory capital purposes.

The Company paid cash dividends of $0.81 per share in the first nine months of 2023,

an increase of 2% from the same
period in 2022. The Company’s share repurchases

of $0.2

million since December 31, 2022 resulted in 10,108 fewer
outstanding common shares at September 30, 2023.

These shares were repurchased at an average cost per share of $22.63.
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
executive officers.

At September 30, 2023, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer.
On August 26, 2020, the Federal Reserve and the other federal banking regulators adopted a final rule that amended the
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

The Bank’s tier 1 leverage ratio

was 10.26%, CET1 risk-based capital ratio was 15.01%, tier 1 risk-based capital ratio was 15.01%, and total risk-based capital ratio was 15.98%

at September 30, 2023. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio,

6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation buffer

was 7.98%

at September 30, 2023.

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
●
Operational risk, which is the risk of losses resulting from inadequate or failed internal process, people, and
systems, or from external events; and
●
Credit valuation adjustment risk, which results from the risk of losses on certain derivative contracts.
The Basel III endgame regulatory proposals are not applicable to the Company or the Bank

.
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
● +/- 20% for a gradual change of 400 basis points
● +/- 15% for a gradual change of 300 basis points
● +/- 10% for a gradual change of 200 basis points
● +/- 5% for a gradual change of 100 basis points
While a gradual change in interest rates was used in the above analysis to provide an estimate of exposure under these
scenarios, our modeling under both a gradual and instantaneous change in interest rates indicates our balance sheet is
liability sensitive over the forecast period

of 12 months.
At September 30, 2023, our earnings simulation model indicated

that we were in compliance with the policy guidelines
noted above.

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
● 45% for an instantaneous change of +/- 400 basis points
● 35% for an instantaneous change of +/- 300 basis points
● 25% for an instantaneous change of +/- 200 basis points
● 15% for an instantaneous change of +/- 100 basis points
At September 30, 2023, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At September 30, 2023 and December 31,

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

BTFP borrowing facility.

In addition to these sources, the Bank is eligible to
participate in the FHLB of Atlanta’s advance

program to obtain funding for growth and liquidity.

Advances include both
fixed and variable terms and may be taken out with varying maturities. At September

30, 2023, the Bank had no FHLB of
Atlanta advances outstanding and available credit from the FHLB of $307.7 million. At September 30, 2023, the Bank also
had $61.0 million of available federal funds lines with no borrowings outstanding.

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

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At September 30, 2023, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
outstanding of $60.1

million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, to
fund these outstanding commitments, the Bank could liquidate federal funds sold or a portion of our securities available-
for-sale, or draw on its available credit facilities or raise deposits.

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
As of September 30, 2023,

the aggregate unpaid principal balance of residential mortgage loans,

which we have originated
and sold, but retained the servicing rights, was $219.3 million.

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
The Company was not required to repurchase any loans during the first nine months of 2023 as a result of representation
and warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2023.
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
The agreements under which we act as servicer generally specifies standard

s

of responsibility for actions taken by us in
such capacity and provides protection against expenses and liabilities incurred by us when acting in compliance with the
respective servicing agreements.

However, if we commit a material breach of our obligations

as servicer, we may be
subject to termination if the breach is not cured within a specified period following notice.

The standards governing
servicing and the possible remedies for violations of such standards are determined by our agreements with Fannie Mae and
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

As of September 30, 2023, we do not believe that this exposure is material due to the historical level
of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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
Inflation can affect our noninterest expenses. It also can affect our customers’ behaviors, and can affect the interest rates we have to pay on our deposits and other borrowings, and the interest rates we earn on our earning assets.

The difference
between our interest expense and interest income is also affected by the shape of the yield curve and the speeds at which
our assets and liabilities,

respectively, reprice

in response to interest rate changes.

The yield curve was inverted on
September 30, 2023, which means shorter term interest rates are higher than longer interest rates.

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
our loans and securities,

the value of collateral for our loans,

and the success of our borrowers and such borrowers’
available cash to pay interest on and principal of our loans to them.
Inflation is running at levels unseen in decades and, while it has declined during 2023,

it remains above the Federal
Reserve’s long term inflation goal of 2.0%

annually.

Beginning in March 2022, the Federal Reserve has been raising target federal funds interest rates and reducing its securities holdings in an effort to reduce inflation.

During 2022, the Federal
Reserve increased the target federal funds range from 0 – 0.25%

to 4.25 – 4.50%.

The target federal funds rate was
increased another 25 basis points on each of January 31, March 7, May 3 and July 26, 2023 to 5.25-5.50%, and further
increases in the target federal funds rate may be made if inflation remains elevated.

The Federal Reserve has indicated it
will maintain higher target rates and restrictive monetary policy to meet its 2% inflation rate over the longer term and
maximum employment goals.

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

2023 2022
Third Second First Fourth Third
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,272 6,888 7,109 7,471 7,243
Tax-equivalent adjustment 108 106 108 117 117
Net interest income (Tax

-equivalent)
$ 6,380 6,994 7,217 7,588 7,360
Nine months ended September 30,

(In thousands) 2023 2022
Net interest income (GAAP) $ 20,269 19,695
Tax-equivalent adjustment 322 339
Net interest income (Tax

-equivalent)
$ 20,591 20,034

Table 2

- Selected Quarterly Financial Data

2023 2022
Third Second First Fourth Third
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,380 6,994 7,217 7,588 7,360
Less: tax-equivalent adjustment 108 106 108 117 117
Net interest income (GAAP) 6,272 6,888 7,109 7,471 7,243
Noninterest income 865 791 792 3,898 852
Total revenue 7,137 7,679 7,901 11,369 8,095
Provision for credit losses 105 (362) 66 1,000 250
Noninterest expense 5,362 5,825 5,604 4,449 5,415
Income tax expense

182 288 267 1,454 432
Net earnings $ 1,488 1,928 1,964 4,466 1,998
Per share data:
Basic and diluted net earnings

$ 0.43 0.55 0.56 1.27 0.57
Cash dividends declared 0.27 0.27 0.27 0.265 0.265
Weighted average shares outstanding:
Basic and diluted 3,496,411 3,500,064 3,502,143 3,504,344 3,507,318
Shares outstanding, at period end 3,493,614 3,499,412 3,500,879 3,503,452 3,505,355
Book value $ 17.59 20.28 21.03 19.42 17.06
Common stock price:
High $ 22.80 24.32 24.50 24.71 29.02
Low

20.85 18.80 22.55 22.07 23.02
Period end: 21.50 21.26 22.66 23.00 23.02
To earnings ratio 7.65 x 7.21 7.79 7.82 10.46
To book value 122% 105 108 118 135
Performance ratios:
Annualized return on average equity

8.59% 10.37 11.44 28.23 10.35
Annualized return on average assets

0.58% 0.75 0.77 1.75 0.75
Dividend payout ratio 62.79% 49.09 48.21 20.87 46.49
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.27 1.35 1.14 1.05
Nonperforming loans 559% 577 255 211 1,431
Nonperforming assets as a % of:
Loans and foreclosed properties 0.22% 0.22 0.53 0.54 0.07
Total assets

0.12% 0.11 0.26 0.27 0.03
Nonperforming loans as a % of total loans 0.22% 0.22 0.53 0.54 0.07
Annualized net charge-offs (recoveries) as % of average loans 0.01% (0.11) — 0.16 —
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.01% 15.33 15.45 15.39 15.39
Tier 1 risk-based capital ratio 15.01% 15.33 15.45 15.39 15.39
Total risk-based capital ratio 15.98% 16.31 16.48 16.25 16.16
Tier 1 leverage ratio 10.26% 10.23 10.07 10.01 9.29
Other financial data:
Net interest margin (a) 2.73% 3.03 3.17 3.27 3.00
Effective income tax rate 10.90% 13.00 11.97 24.56 17.78
Efficiency ratio (b) 74.01% 74.82 69.97 38.73 65.94
Selected average balances:
Securities $ 390,772 402,929 402,684 407,792 432,393
Loans, net of unearned income 529,382 512,066 502,158 490,163 457,722
Total assets 1,020,980 1,022,874 1,022,938 1,022,863 1,069,973
Total deposits 942,533 942,552 948,393 951,122 987,614
Total stockholders’ equity 69,269 74,404 68,655 63,283 77,191
Selected period end balances:

Securities $ 373,286 394,079 405,692 405,304 411,538
Loans, net of unearned income 545,610 520,411 505,041 504,458 474,035
Allowance for credit losses 6,778 6,634 6,821 5,765 4,966
Total assets 1,030,724 1,026,130 1,017,746 1,023,888 1,042,559
Total deposits 964,602 950,742 939,190 950,337 977,938
Total stockholders’ equity 61,451 70,976 73,640 68,041 59,793
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
Net interest income (a) $ 20,591 20,034
Less: tax-equivalent adjustment 322 339
Net interest income (GAAP) 20,269 19,695
Noninterest income 2,448 2,608
Total revenue 22,717 22,303
Provision for credit losses
(191)

—

Noninterest expense 16,791 15,374
Income tax expense 737 1,049
Net earnings $ 5,380 5,880
Per share data:
Basic and diluted net earnings

$ 1.54 1.67
Cash dividends declared 0.81 0.795
Weighted average shares outstanding:
Basic and diluted 3,499,518 3,513,068
Shares outstanding, at period end 3,493,614 3,505,355
Book value $ 17.59 17.06
Common stock price:
High $ 24.50 34.49
Low

18.80 23.02
Period end 21.50 23.02
To earnings ratio 7.65 x 10.46
To book value 122% 135
Performance ratios:
Annualized return on average equity

10.15% 8.76
Annualized return on average assets

0.70% 0.72
Dividend payout ratio 52.60% 47.60
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.05
Nonperforming loans 559% 1,431
Nonperforming assets as a % of:
Loans and other real estate owned 0.22% 0.07
Total assets

0.12% 0.03
Nonperforming loans as a % of total loans 0.22% 0.07
Annualized net recoveries as a % of average loans (0.03) %
(0.01)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.01% 15.39
Tier 1 risk-based capital ratio 15.01% 15.39
Total risk-based capital ratio 15.98% 16.16
Tier 1 leverage ratio 10.26% 9.29
Other financial data:
Net interest margin (a) 2.97% 2.67
Effective income tax rate 12.05% 15.14
Efficiency ratio (b) 72.88% 67.90
Selected average balances:
Securities $ 398,751 431,629
Loans, net of unearned income 514,635 442,081
Total assets 1,022,257 1,092,216
Total deposits 944,471 996,900
Total stockholders’ equity 70,659 89,544
Selected period end balances:

Securities $ 373,286 411,538
Loans, net of unearned income 545,610 474,035
Allowance for credit losses 6,778 4,966
Total assets 1,030,724 1,042,559
Total deposits 964,602 977,938
Total stockholders’ equity 61,451 59,793
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

Loans and loans held for sale (1) $ 529,521 $ 6,373 4.77% $ 457,861 $ 5,097 4.42%
Securities - taxable (2) 336,406 1,783 2.10% 373,529 1,808 1.92%
Securities - tax-exempt (2)(3) 54,366 510 3.72% 58,864 558 3.76%
Total securities

390,772 2,293 2.33% 432,393 2,366 2.17%
Federal funds sold 1,918 26 5.38% 38,994 200 2.03%
Interest bearing bank deposits 4,799 59 4.88% 45,343 226 1.98%
Total interest-earning assets 927,010 $ 8,751 3.75% 974,591 $ 7,889 3.21%
Cash and due from banks 14,345 14,503
Other assets 79,625 80,879
Total assets $ 1,020,980 $ 1,069,973
Interest-bearing liabilities:
Deposits:

NOW $ 191,849 $ 534 1.10% $ 195,655 $ 70 0.14%
Savings and money market 283,152 661 0.93% 328,555 163 0.20%
Time deposits 183,539 1,139 2.46% 151,785 291 0.76%
Total interest-bearing deposits 658,540 2,334 1.41% 675,995 524 0.31%
Short-term borrowings 4,347 37 3.38% 3,759 5 0.50%
Total interest-bearing liabilities 662,887 $ 2,371 1.42% 679,754 $ 529 0.31%
Noninterest-bearing deposits 283,993

311,619

Other liabilities 4,831 1,409
Stockholders' equity 69,269

77,191

Total liabilities and stockholders'

equity
$ 1,020,980 $ 1,069,973
Net interest income and margin (tax-equivalent) $ 6,380 2.73% $ 7,360 3.00%

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

Loans and loans held for sale (1) $ 514,706 $ 18,146 4.71% $ 442,613 $ 14,638 4.42%
Securities - taxable (2) 344,136 5,474 2.13% 371,595 4,691 1.69%
Securities - tax-exempt (2)(3) 54,615 1,531 3.75% 60,034 1,614 3.59%
Total securities

398,751 7,005 2.35% 431,629 6,305 1.95%
Federal funds sold 4,372 159 4.86% 54,924 313 0.76%
Interest bearing bank deposits 8,118 283 4.66% 73,630 454 0.82%
Total interest-earning assets 925,947 $ 25,593 3.70% 1,002,796 $ 21,710 2.89%
Cash and due from banks 15,160 15,029
Other assets 81,150 74,391
Total assets $ 1,022,257 $ 1,092,216
Interest-bearing liabilities:
Deposits:

NOW $ 189,586 $ 1,067 0.75% $ 201,792 $ 189 0.13%
Savings and money market 291,988 1,368 0.63% 335,005 494 0.20%
Time deposits 168,000 2,499 1.99% 155,824 978 0.84%
Total interest-bearing deposits 649,574 4,934 1.02% 692,621 1,661 0.32%
Short-term borrowings 3,748 68 2.43% 3,969 15 0.50%
Total interest-bearing liabilities 653,322 $ 5,002 1.02% 696,590 $ 1,676 0.32%
Noninterest-bearing deposits 294,897

304,279

Other liabilities 3,379 1,803
Stockholders' equity 70,659

89,544

Total liabilities and stockholders'

equity
$ 1,022,257 $ 1,092,216
Net interest income and margin (tax-equivalent) $ 20,591 2.97% $ 20,034 2.67%

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

Table 6

- Allocation of Allowance for Credit Losses
2023 2022
Third Quarter Second Quarter First Quarter Fourth Quarter Third Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,215 12.1 $ 1,198 11.9 $ 1,232 11.8 $ 747 13.1 $ 732 14.9
Construction and land

development 1,073 12.9 1,005 12.3 1,021 13.2 949 13.2 789 11.6
Commercial real estate 3,803 51.6 3,788 53.0 3,966 53.0 3,109 52.4 2,561 52.6
Residential real estate 551 21.5 529 21.1 497 20.2 828 19.4 783 19.3
Consumer installment 136 1.9 114 1.7 105 1.8 132 1.9 101 1.6
Total allowance for

credit losses $ 6,778 $ 6,634 $ 6,821 $ 5,765 $ 4,966
* Loan balance in each category expressed as a percentage of total loans.

Table 7

– Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) September 30, 2023
Maturity of:
3 months or less $ 17,953
Over 3 months through 6 months 5,154
Over 6 months through 12 months 36,255
Over 12 months 11,099
Total estimated uninsured

time deposits
$ 70,461

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

Increases in inflation and the resulting tightening of Federal
Reserve monetary policy by increased target interest rates and reductions in the Federal Reserve’s securities portfolio,

have
and is expected to continue to affect the levels of interest rates,

mortgage originations and income, the market values of our
securities portfolio and loans and have resulted in unrealized losses that have adversely affected our stockholders’ equity.

These have affected and are expected to continue to affect our deposit costs and mixes, and consumer savings and payment
behaviors.

These may also affect our borrower’s operating costs,

expected returns and cash flows available to service our
loans.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may
materially adversely affect our business, financial condition,

and/or operating results in the future.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchases of its common stock

during the third quarter of 2023 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares that
May Yet Be
Purchased Under the
Plans or Programs
July 1 - July 31, 2023
948 21.89 948 4,495,859
August 1 - August 31, 2023
4,935 22.21 4,935 4,386,264
September 1 - September 30, 2023
— — — 4,386,264
Total
5,883 22.16 5,883 4,386,264
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

November 7, 2023

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

November 7, 2023

By:

/s/
W.
James Walker,

IV

W.

James Walker,

IV
Senior Vice President and Chief Financial

Officer