Form 10-K
period 2023-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2024-03-14
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-K
☒
Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.
For the fiscal year ended
December 31, 2023
OR
☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from __________ to __________
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
47,841,697

as of June 30, 2023.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding

of each of the registrant’s classes of common stock,

as of the latest practicable date:
3,493,674

shares of common stock as
of March 13, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the

Annual Meeting of Shareholders, scheduled

to be held May 14, 2024, are incorporated

by reference into Part II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
32
ITEM 1B.
UNRESOLVED STAFF COMMENTS
48
ITEM 1C.
CYBERSECURITY
48
ITEM 2.
PROPERTIES
49
ITEM 3.
LEGAL PROCEEDINGS
51
ITEM 4.
MINE SAFETY DISCLOSURES
51
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
51
ITEM 6.
SELECTED FINANCIAL DATA
54
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
54
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
82
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
82
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
123
ITEM 9A.
CONTROLS AND PROCEDURES
123
ITEM 9B.
OTHER INFORMATION
123
ITEM 9C.
DISCLOSURE REGARDING FORGEIN JURISDICTIONS THAT PREVENT
INSPECTION
123
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
124
ITEM 11.
EXECUTIVE COMPENSATION
124
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
124
ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
124
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
124
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
124

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
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,

natural disasters or climate change, such as rising sea and water levels,

hurricanes
and tornados, COVID-19 or other health crises, epidemics or pandemics including supply chain disruptions,
inventory volatility, and changes

in consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions, sanctions or other events that may affect
general economic conditions;
●
governmental monetary and fiscal policies, including the continuing effects of COVID-19 fiscal and monetary
stimuli, and subsequent changes in monetary policies in response to inflation, including increases in the Federal
Reserve’s target federal

funds rate and reductions in the Federal Reserve’s

holdings of securities through
quantitative tightening; and the duration that the Federal Reserve will keep its targeted federal funds rates at or
above current rates to meet its long term inflation target of 2%;
●
legislative and regulatory changes, including changes in banking, securities and tax laws,

regulations and rules and
their application by our regulators, including capital and liquidity requirements, and changes in the scope and cost
of FDIC insurance;
●
changes in accounting pronouncements and interpretations, including the required use, beginning January 1, 2023,
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
●
the failure of assumptions and estimates, including those used in the Company’s

CECL models to establish our
allowance for credit losses and estimate asset impairments, as well as differences in, and changes to, economic,
market and credit conditions, including changes in borrowers’ credit risks and payment behaviors from those used
in our CECL models and loan portfolio reviews;
●
the risks of changes in market interest rates and the shape of the yield curve on customer behaviors; the levels,
composition and costs of deposits, loan demand and mortgage loan originations; the values and liquidity of loan
collateral, our securities portfolio and interest-sensitive assets and liabilities;

and the risks and uncertainty of the
amounts realizable on collateral;

●
the risks of increases in market interest rates creating unrealized losses on our securities available for sale, which
adversely affect our stockholders’ equity for financial reporting purposes and our tangible equity;
● changes in borrower liquidity and credit risks, and savings, deposit and payment behaviors;
●
changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that
may be included as capital for regulatory purposes;
● changes in the prices, values and sales volumes of residential and commercial real estate;
●
the effects of competition from a wide variety of local, regional, national and other providers of financial,
investment and insurance services, including the disruptive effects of financial technology and other competitors
who are not subject to the same regulation, including capital, and supervision and examination,

as the Company
and the Bank and credit unions, which are not subject to federal income taxation;
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

●
the risks that our dividends, share repurchases and discretionary bonuses are limited by regulation to the
maintenance of a capital conservation buffer of 2.5% and our future earnings and “eligible retained earnings” over
rolling four calendar quarter periods;
●
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make
with the Securities and Exchange Commission (the “Commission” or “SEC”)

under the Exchange Act.
All written or oral forward-looking statements that we make or are attributable to us are expressly qualified in their entirety by this cautionary notice.

We have no obligation

and do not undertake to update, revise or correct any of the forward-
looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
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
businesses.
Competition
The Bank had the largest share of the Auburn-Opelika MSA’s

deposits (20.1%) at June 30, 2023.

The banking business in
East Alabama, including Lee County,

is highly competitive with respect to loans, deposits, and other financial services.

The area is served by 19 banks, 11 of which are headquartered outside of Alabama and have 26 offices in our market.

Larger national and regional competitors that have offices

in our market include J.P.

Morgan Chase, Wells

Fargo, Truist,
PNC, Regions, Valley

National and SouthState.

The regional and national banks and bank holding companies that we compete with have substantially greater resources, and numerous offices and affiliates operating over wide geographic
areas.

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

Many of the major commercial banks or their affiliates operating in the
Bank’s service area offer services

which are not presently offered directly by the Bank,

and these other banks typically have
substantially higher lending limits than the Bank.

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

The U.S. Census Bureau estimates Lee County’s

population was 180,773 in 2022, and has increased
approximately 29% from 2010 to 2022.

The largest employers in the area are Auburn University,

East Alabama Medical
Center, Lee County School System, Auburn City Schools,

Wal-Mart Distribution

Center, Aptar CSP Technologies,
Pharmavite, LLC, HL Mando America Corporation (automobile brakes and steering),

Golden State Foods and Briggs &
Stratton.

Auto manufacturing and related suppliers are increasingly important along

Interstate Highway 85 to the east and
west of Auburn.

Kia Motors has a large automobile factory in nearby West

Point, Georgia, and Hyundai Motors has a large
automobile factory near Montgomery,

Alabama.

Various

suppliers to the automotive industry have facilities in Lee
County.

The unemployment rate in Lee County was 2.4% at

year end 2023

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

Our commercial real estate (“CRE”) loans, including $66.8 million of loans on owner occupied property, as of December
31, 2023 totaled $287.3 million (52% of total loans).

Our regulators’ CRE Guidance excludes loans on owner occupied property from CRE.

Excluding our owner occupied loans, our CRE loans were $220.5 million (40% of total loans) at year
end 2023.

See “Lending Practices –
CRE. ”
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

Human Capital
At December 31, 2023, the Company and its subsidiaries had 149.5 full-time equivalent employees,

including 38 officers.

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

many of whom,

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

At the time of transition, our Chairman had served the Bank
his entire 39-year career, our President and CEO had been

with us 16 years and our Chief Accounting Officer had been
with us for 7 years.

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
other securities.

Any change in applicable law or regulation may have a material effect on the Company’s business, and
our results of operations and financial condition.

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

Bank mergers are also subject to the approval of the resulting bank’s primary federal regulator pursuant to the Bank Merger Act.

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

See “Bank Regulation”.
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

In the event an FDIC-insured subsidiary becomes subject to a capital restoration plan with its
regulators, the parent bank holding company is required to guarantee performance of such plan up to 5% of the bank’s
assets, and such guarantee is given priority in a bankruptcy of the bank holding company.

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
changes in interest rates.

When regulators evaluate this component, consideration is expected to be given to management’s
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

Bank mergers, which generally accompany holding company

mergers, are also subject to the approval of the resulting
bank’s primary federal regulator.

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

On January 29, 2024, the Office of the Comptroller of the Currency (“OCC”)
issue a notice of proposed rulemaking to change its standards for reviewing business combination applications and issue a
policy statement of principles used by the OCC in its merger reviews.

The FDIC Notice described the consolidation of the banking industry,

the increase in the number of large and systemically
important banking organizations and the need to evaluate large mergers’ financial stability and the resolution of failing
bank risks consistent with the

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

The FDIC requested comments on all aspects of the bank
regulatory framework, including qualitative and quantitative support for such responses.

The other Federal bank regulators
as well as the United States Department of Justice (“DoJ”), are also considering the framework for mergers involving
banking organizations, including the competitive effects of

such combinations.

The federal bank regulators have not
announced any conclusions, but these reviews could result in changes to the frameworks used to evaluate banking
combinations which could make such combinations more difficult,

time consuming and expensive.

Federal Reserve
Governor Bowman, in a March 7, 2024 speech, stated that “regulatory reforms in this area should prioritize speed and
timeliness. Stakeholders who are concerned about current bank M&A procedures and policies should consider direct
engagement with regulators.”
The GLB Act and related regulations require banks and their affiliated companies to adopt and disclose privacy policies,
including policies regarding the sharing of personal information with third parties.

The GLB Act also permits bank
subsidiaries to engage in financial activities, which are similar to those permitted to financial holding companies. In
December 2015, Congress amended the GLB Act as part of the Fixing America’s

Surface Transportation Act. This
amendment provided financial institutions, which meet certain conditions,

an exemption from the requirement to deliver an
annual privacy notice. On August 10, 2018, the federal Consumer Financial

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
A financial holding company election, and the continuation of such election and financial holding company activities are
permitted, if any affiliated bank has not received less than a “satisfactory”

CRA rating.
The Federal Reserve considers the effect of a bank acquisition proposal on the convenience and needs of the markets served
by the combining organizations.

In the case of bank holding company applications to acquire a bank, the Federal Reserve will assess and emphasize CRA records of each subsidiary depository institution of the applicant bank holding company
and the target bank in meeting the needs of their entire communities, including low-

and moderate-income (“LMI”)
neighborhoods, and such records may be the basis for denying the application.
CRA agreements with private parties must be disclosed and annual

CRA reports must be made to a bank’s primary

federal
regulator.

Community benefit plans have become common in banking mergers, especially larger bank combinations.

The
National Community Reinvestment Coalition reported in January 2024 that it had executed more than 21 community
benefit plans with banking organizations, with an estimated value of $580 billion to LMI and under-resourced communities.
The Bank is also subject to, among other things, the Equal Credit Opportunity Act (the

“ECOA”) and the Fair Housing Act
and other fair lending laws, which prohibit discrimination based on race or color, religion, national origin, sex and familial
status in any aspect of a consumer or commercial credit or residential real estate transaction.

The DoJ, and the federal bank
regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending to provide guidance to
financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination,
and what steps lenders might take to prevent discriminatory lending practices.

The DOJ has prosecuted what it regards as
violations of the ECOA, the Fair Housing Act, and the fair lending laws, generally.

New CRA Regulations
The federal banking regulators jointly proposed (the “CRA Proposal”)

revised CRA regulations on June 3, 2022.

Final new
joint CRA regulations were adopted by the Federal Reserve, the OCC and the FDIC on October

24, 2023, and were
finalized and published in the Federal Register on February 1, 2024.

Most of

the new rules’ requirements become effective
January 1, 2026, and other requirements, including required data reporting become effective

January 1, 2027.

The new
CRA regulations confirm that the CRA and fair lending responsibilities and compliance are mutually reinforcing and that
these regimes recognize the importance of ensuring that the credit markets are inclusive.

The agencies are also retaining
the provision in the CRA regulations that allows downgrading a bank for discriminatory or other illegal credit practices.
The objectives of the new CRA regulations include:
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
The new CRA regulations like the old rules, is based on bank size and business model create a new framework for
evaluating CRA performance.

Banks are classified as either “small”, “intermediate”, “large”,

or “limited purpose” banks.

The asset size thresholds would be adjusted annually for inflation and have been increased relative to the bank asset size
thresholds in the old CRA rule.

The Bank is currently an “intermediate small bank,”

but will become an “intermediate
bank” under the new CRA regulations because it has assets of $600 million to $2.0 billion in both of the two prior years.
The new performance evaluation framework establishes two tests for intermediate banks:
•
the Retail Lending Test; and

•
the Intermediate Bank Community Development Test,

or if elected by the Bank, the Community Development
Financing Test.
Intermediate banks would be evaluated and assigned conclusions of reflecting their performance under these tests in their
facility based assessment area of “Outstanding”; “High Satisfactory”; “Low Satisfactory”;

“Needs to Improve”; or
“Substantial Noncompliance.”

These conclusions applied to each test would be weighted and combined to form a rating of
“Outstanding,” “Satisfactory,”

“Needs to Improve,” or “Substantial Noncompliance.”
A “facility based assessment area” is an area that encompasses or is adjacent to deposit-taking facilities, including main
offices, branches, and deposit-taking remote service facilities.

Intermediate banks could delineate facility-based areas of
part of a county.

The banking agencies will evaluate retail lending in a bank’s

“outside retail lending area” for large banks,
as well as for intermediate banks, if the majority of their retail lending is outside their facility-based assessment areas.
A retail lending volume screen would be used to

measure the volume of a bank’s lending relative to its deposit base in its
facility-based assessment area and would compare that ratio to the aggregate ratio for all reporting banks with at least one
branch in the same facility-based assessment area.

Second, the agencies would evaluate the geographic distribution and borrower distribution of a bank’s

major product lines in the bank’s Retail

Lending Test Areas (i.e.,

the bank’s facility-based
assessment areas, and, as applicable, retail lending assessment areas and outside retail lending area).

using a series of
metrics and benchmarks.

After the agency determines a recommended conclusion for Retail Lending Test

Area, the agency
would consider a list of additional factors that are intended to account for circumstances in which the retail lending
distribution metrics and benchmarks may not accurately or fully reflect a bank’s retail lending performance, or in which the
benchmarks may not appropriately represent the credit needs and opportunities in an area.

Banks will receive consideration for any qualified community development loans,

investments, or services, regardless of
location.

The extent of an agency's consideration of community development loans, community development investments,
and community development services outside of the bank's facility-based assessment areas will depend on the adequacy of
the bank's responsiveness to community development needs and opportunities within the bank's facility-based assessment
areas and applicable performance context information.

The new CRA rules codify agency interpretations under the former
CRA regulations, and provide 11 community development

categories.

The agencies will evaluate the extent to which a
bank’s community development loans,

investments, and services are impactful and responsive in meeting community development needs.

An intermediate bank's community development test performance is evaluated pursuant to the
following criteria:

• the number and dollar amount of community development loans;
• the number and dollar amount of community development investments;
• the extent to which the bank provides community development services; and
•
the bank's responsiveness through community development loans, community development investments, and
community development services to community development needs.

The banking agency's evaluation of the responsiveness of the bank's activities is informed by information provided by the
bank, and may be informed by the impact and responsiveness review factors described in the new regulations.
The release proposing these new CRA rules stated that “the agencies believe retail lending remains a core part of a bank's
affirmative obligation under the CRA to meet the credit needs of their entire communities. At the same time, the agencies
recognize that, compared to large banks, intermediate banks

might not offer as wide a range of retail products and services, have a more limited capacity to conduct community development activities, and may focus on the local communities where
their branches are located.”

The proposal reflected “the agencies’ views that banks of this size should have meaningful
capacity to conduct community development financing, as they do under the current approach.
The new rule exempts small and intermediate banks from certain new data requirements that apply to banks with assets of
at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion.
Overdrafts
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
Servicers must provide borrowers with direct and ongoing access to its personnel,

and provide prompt review of any loss
mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one
year after the loan is paid off or transferred. These standards increase the cost and compliance risks of servicing mortgage
loans, and the mandatory delays in foreclosures could result in loss of value on collateral or the proceeds we may realize
from the sale of foreclosed property.

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

On September 16, 2020, FinCEN issued an advanced notice of proposed rulemaking seeking public comment on a wide
range of potential regulatory amendments under the Bank Secrecy Act. The proposal seeks comments on incorporating an
“effective and reasonably designed” AML/BSA program component to empower financial institutions to allocate resources
more effectively.

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
$250 for international transactions and apply these rules to transactions using convertible virtual currencies and digital
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

101.380 on September
30, 2022 to implement the CTA.

This became effective on January 1, 2024.

These regulations require entities to report
information about their beneficial owners and the individuals who created the entity (together,

“beneficial ownership
information” or “BOI”).

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

Although the Company and the
Bank are exempt from the CTA’s

requirements to report their respective beneficial owners, the new laws are likely to increase the Bank’s anti-money laundering

diligence activities and costs.
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

The Federal bank regulators have issued alerts that
Russia and others may step up cyber-attacks and data

intrusions following the invasion.

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
Bank Dividends
The Company is a legal entity separate and distinct from the Bank.

Federal Reserve Regulation Q limits “distributions,”
including discretionary bonus payments from eligible retained income” by state member banks, such as the Bank, unless its
capital conservation buffer of common equity Tier

1 capital (“CET1”) exceeds 2.5%. “Distributions” include dividends declared or paid on common stock, discretionary bonuses and stock repurchases,

redemptions or repurchases of Tier 2
capital instruments (unless replaced by a capital instrument in the same quarter).

“Eligible retained income” for the Bank
and other Federal Reserve regulated institutions is the greater of:

●
net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already
reflected in net income; or
● the average net income over the preceding four quarters.
The Company’s primary source

of cash is dividends from the Bank.

The Bank’s Call Report are used for

its calculation of
“eligible retained income.”
The Bank’s capital conservation buffer

exceeded 2.5% at December 31, 2023.
As of December 31, 2023, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier

1, total risk-based, Tier

1 risk-
based, and Tier 1 leverage ratios as set forth in the following table. Management has not received any notification from the
Bank's regulators that changes the Bank’s regulatory

capital status.
Prior regulatory approval also is required by statute if the total of all dividends declared by a state member bank (such as
the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

During 2023, the Bank paid total cash dividends of
approximately $3.8 million to the Company.

At December 31, 2023, the Bank had net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus, of

$8.2 million.
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
year’s operating earnings.

See “Regulatory Capital Changes” and Note 16 to the Company’s

consolidated financial
statements.

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

These U.S. capital rules are called the “Basel III Capital Rules,” and generally were fully phased-in on January 1, 2019.

These are included in Federal Reserve Regulation Q.
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

31, 2021 or 2022.

The
Basel III Capital Rules also introduced a new capital measure, “Common Equity Tier

I Capital” or “CET1.”

CET1 includes
common stock and related surplus, retained earnings,

and subject to certain adjustments, minority common equity interests in subsidiaries.

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

Capital Conservation Buffer
In addition to the minimum risk-based capital requirements, a “capital conservation buffer” of CET1 capital of at least
2.5%, is required.

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
Capital Conservation
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

Basel III Capital
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
The Basel III Capital Rules also changed some of the risk weightings used to determine risk

-weighted capital adequacy.
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
CECL became effective for the Company beginning January 1,

2023.

Federal Reserve Capital Review
The Federal Reserve’s Vice

Chair for Supervision has indicated he is considering a holistic review of regulatory capital requirements, which are expected to focus on banking organizations larger than the Company.
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

The Company has not
adopted the CBLR, although it believes it is eligible to elect to use the CBLR framework.

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
Business Association programs.

During 2021 and at the beginning of 2022, the Federal Reserve described inflation as “transitory,”

but as inflation
continued at increasing rates the Federal Reserve’s

policy changed.

The Federal Reserve announced a 25 basis point
increase in the target federal funds range on March 17, 2022, the first change since March 2020 when the target was set to
0-0.25%.

Further increases were announced in 2022: 50 basis points on May 4, 75 basis points on each of June 15,

July 27,
September 21, and November 2, and 50 basis points on December 14, 2022.

During 2023, the Federal Reserve announced
additional target rate increases of 25 basis points on each of February 1,

2023, March 2022, May 3 and July 26, 2023.

The
federal funds target rate range remains at 5.25-5.50% at March 12, 2024.

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
The Federal Reserve’s SOMA

was $7.0 trillion on February 28, 2024 compared to $8.4 trillion on February 13, 2023.
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
Although the Federal Reserve Chairman continues to maintain the 2% long term target inflation, he has indicated that the
Federal Reserve

is “data dependent” and that it could cut rates depending on the data and whether recent declines in
inflation appear sustained, and alternatively,

raise rates if appropriate in pursuit of its long term target inflation.

The nature
and timing of these ongoing changes in monetary policies and their effects on the Company and the Bank cannot be
predicted.
On March 12, 2023, as a result of unrealized securities losses resulting from increased market rates, liquidity issues at two
banks with over $100 billion of assets which failed, the Federal Reserve established a new Bank Term Funding Program
(“BTFP”).

The BTFP offered loans of up to one year to banks, savings associations, credit unions, and other eligible
depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets were valued at par and the margin was 100%

of par. The BTFP expires March 11,

2024, except for
loans outstanding prior to its expiration.

The Company did not participate in the BTFP in 2023.

The Federal Reserve on March 12, 2023 stated that depository institutions also may obtain liquidity against a wide range of
collateral through the Federal Reserve’s discount

window, which was available

with the same collateral margins as the
BTFP,

but which offers loans of up to 90 days.

Collateral is valued under the discount window is based on fair market values,

collateral margins subsequently have been reduced to less than 100%

of collateral fair market value, with the
amount of discount depending on the type of collateral.
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

The following table shows the FDIC assessment schedule for Small Banks, such as the

Bank, for the first assessment period
of 2023 to be billed in June 2023, which is the latest available:
Established Small Institution
CAMELS Composite
1 or 2 3 4 or 5
Initial Base Assessment Rule 5 to 18 basis points 8 to 32 basis points 18 to 32 basis points
Unsecured Debt Adjustment.

Cannot exceed the lesser of 5
basis points or 50% of the
bank’s initial FDIC
assessment rate
-5 to 0 basis points -5 to 0 basis points -5 to 0 basis points
Brokered Deposit
Adjustment

N/A N/A N/A
Total Base Assessment

Rate
2.5 to 18 basis points 4 to 32 basis points 13 to 32 basis points
As shown above. these assessments are adjusted based on the bank’s

CAMELS rating.

For example, Small Banks, with
CAMELS ratings of 1 or 2, have a current total assessment rate of 2.5 to 18 basis points for the period to be billed in June
2023.

The FDIC issued a special assessment of 3.36 basis points for a projected eight quarters on large banks with more than $5
billion of uninsured deposits as a result of the systemic risk determination to insure all depositors in connection with the
March 2023 failures of Silicon Valley

Bank and Signature Bank.

These special assessments do not apply to the Bank.
The minimum FDIC’s DIF reserve ratio

is 1.35%, which was set by the Dodd-Frank Act.

The FDIC Board of directors is
required by the Federal Deposit Insurance Act to designate a reserve ratio before the beginning of each calendar year.

There is no upper limit on the reserve ratio and thus, no statutory limit on the size of the fund. The

FDI Act provides for
dividends from the fund when the reserve ratio exceeds 1.5 percent, but grants the Board sole discretion in determining
whether to suspend or limit the declaration or payment of dividends.

The reserve ratio reached 1.36% on September 30,
2018, exceeding the minimum requirement.

As a result, deposit insurance surcharges on Large Banks ceased,

and smaller
banks received credits against their deposit assessments from the FDIC for their portion of assessments that contributed to
the growth in the reserve ratio from 1.15% to 1.35%.

The Bank’s credit was $0.2

million, and was received and applied
against the Bank’s deposit insurance assessments

during 2019 and 2020.

Because of the extraordinary growth in deposits in the first six months of 2020 due to the pandemic and government
stimulus, the DIF’s reserve ratio declined

below 1.35% to 1.30%. The FDIC issued a restoration plan on September 15,
2020 designed to restore the reserve ratio to at least the statutory minimum of 1.35%

within 8 years. Although the FDIC, at
that time,

maintained its then current assessment rates, the FDIC may increase deposit assessment rates by up to two basis
points without notice, or more following notice and a comment period,

to meet the required reserve ratio.

The designated
reserve ratio has been 2% since 2010, and was set at this same level for 2024.
On June 22, 2020, the FDIC issued a final rule designed to mitigate the deposit insurance assessment effect of the PPP and
the related liquidity programs (the “PPPLF”) established by the Federal

Reserve. Specifically, the rule

removes the effects
of participating in PPP and liquidity facilities from the various risk measures used to calculate assessment rates and
provides an offset to assessments for the increase in assessment base rates attributed to participation in the PPP and
liquidity facilities. This had a limited effect on the Bank since it had only one PPP loan of approximately $0.1 million
outstanding on December 31, 2023, and because the Bank never participated in the PPPLF.
The Company recorded FDIC insurance premiums expenses of $0.5 and $0.3 million in 2023 and 2022, respectively, which
reflects the FDIC’s amended restoration

plan increases in the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023.

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

This CRE Guidance was supplemented by the Interagency Statement on Prudent Risk

Management for Commercial Real
Estate Lending (December 18, 2015).

The CRE Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. See “Management’s

Discussion and Analysis
of Financial Condition and Results of Operations - Balance Sheet Analysis” for

concentrations of the various types of CRE
loans.
At December 31, 2023, the Bank had outstanding $68.3 million in construction and land development loans and $293.0
million in total CRE loans (excluding owner occupied properties), which represent approximately

62% and 264%,
respectively, of the Bank’s

total risk-based capital at December 31, 2023.

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

The Federal Reserve joined the other depository institution regulators in issuing a Policy Statement on Prudent Commercial
Real Estate Loan Accommodations and Workouts

on June 30, 2023.

This Policy Statement builds on and updates existing
guidance to enable financial institutions to work prudently and constructively with creditworthy borrowers during times of
financial stress.

The Policy Statement provides a broad set of risk management principles relevant to CRE short term loan
accommodations and longer term workouts in all business cycles, particularly in challenging economic environments.

It
states that the regulatory agencies expect their examiners to take a balanced approach in assessing the adequacy of a
financial institution's risk management practices for loan accommodation and workout activities.

Financial institutions that
implement prudent CRE loan accommodation and workout arrangements after performing a comprehensive review of a
borrower's financial condition will not be subject to criticism for engaging in these efforts,

even if these arrangements result
in modified loans that have weaknesses that result in adverse classification. In addition,

modified loans to borrowers who
have the ability to repay their debts according to reasonable terms will not be subject to adverse classification solely
because the value of the underlying collateral has declined to an amount that is less than the outstanding loan balance.

The
Policy Statement also describes the classifications of CRE loan accommodations and workouts and addresses regulatory
accounting and reporting in such situations, including CECL.

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
The Bank did not have any loans at year-end 2023 or 2022

that were leveraged loans subject to the Interagency Guidance on Leveraged Lending or that were shared national credits.
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

The SEC adopted, effective January 27, 2023, Commission Rule 10D-1 under the Exchange

Act, which requires each
national securities exchange to adopt listing standards for the recovery of erroneously awarded executive compensation.

The Commission approved Nasdaq Listing Rule 5608 (“Rule 5608”) on June 9,

2023.

Under Rule 10D-1, listed companies
must recover from current and former executive officers’ incentive-based compensation received during the three
completed fiscal years preceding the date on which the issuer is required to prepare an accounting restatement.

Under these SEC and Nasdaq rules, the recovery of erroneously awarded compensation is required on a “no fault” basis,
without regard to whether any misconduct occurred or an executive officer’s responsibility for the erroneous financial
statements. A restatement due to material noncompliance with any financial reporting requirement under the securities laws
triggers application of the recovery policy.

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

Nasdaq-listed companies, such as the Company,

are required to recover the amount of incentive-based compensation received by an executive officer that exceeds the amount the executive officer would have received had the incentive-based
compensation been determined based on the accounting restatement, computed without regard to any taxes paid.

Nasdaq
defines “incentive-based compensation” as any compensation that is granted,

earned or vested based wholly or in part upon
the attainment of any “financial reporting measure.”

Incentive-based compensation is deemed received on or after October
2, 2023 and in the fiscal period during which the financial reporting measure specified in the incentive-based compensation
award is attained, even if the grant or payment of the incentive-based compensation occurs after the end of that period.
The Company adopted an Erroneously Awarded

Executive Incentive Based Compensation Policy effective December

1,
2023 to comply with these rules.
The SEC adopted a rule in August 2013 to implement pay ratios pursuant to Section 953 of the Dodd-Frank Act comparing
their CEO’s total compensation to the median compensation

of all other employees.

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

The
Company expects to adopt appropriate policies upon shareholder approval an equity incentive plan at the Annual
Stockholders’ meeting in 2024.
The Company’s has had no equity-based compensation

plans or arrangements, but expects to seek stockholder approval of an equity incentive plan at the Annual Stockholders’ meeting in 2024.

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
Following the failures of Silicon Valley

Bank and Signature Bank in early March 2023, Senator Elizabeth Warren and co-
sponsors, filed S.1045 “Failed Bank Executives Clawback Act.”

This bill provides that when a bank is placed into FDIC
receivership, all or part of the compensation paid the previous five years to an institution-affiliated party responsible for the condition of the institution must be paid to FDIC to prevent unjust enrichment and to assure that the party bears losses
consistent with their responsibility.

Compensation includes salary,

bonuses, awards, and profits from buying or selling
securities.

The bill also expands the FDIC’s authority to

claw back compensation of parties responsible for financial losses incurred by a financial company regardless of the process by which FDIC is appointed receiver.

Debit Card Interchange

Fees
The “Durbin Amendment” to the Dodd-Frank Act and implementing Federal Reserve regulations provide that interchanged
transaction fees for electronic debit transactions be “reasonable” and proportional to certain costs associated with
processing the transactions.

The Durbin Amendment and the Federal Reserve rules thereunder are not applicable to banks
with assets less than $10 billion, however such banks compete with banks that are subject to the Durbin Amendment, and
therefore may have to limit their interchange fees, also.

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

President Biden froze new rulemaking generally when he became President in January 2021,

and rescinded various of his
predecessor’s executive orders, including the February 3, 2017 executive order containing “Core Principles for Regulating
the United States Financial System” (“Core Principles”).

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

The President’s Working

Group and various agencies have also been working on the
regulation of crypto assets, including stable coins, and access to the payments system.
The DoJ’s Antitrust Division of the United

States and the Federal Trade

Commission issued revised Merger Guidelines on
December 18, 2023.

The DoJ, the Federal Reserve and the OCC have confirmed that these new Guidelines did not modify
the 1995 Bank Merger Guidelines, however.

Representatives of the Federal Reserve have indicated that updated Bank
Merger Guidelines are being considered.

The 2018 Growth Act, which, was enacted on May 24, 2018, amended the Dodd-Frank

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

The following provisions of the 2018 Growth Act
may be especially helpful to banks of our size after regulations were adopted in 2019:
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
●
“reciprocal deposits” will not be considered “brokered deposits” for FDIC purposes,

provided such deposits do not
exceed the lesser of $5 billion or 20% of the bank’s total liabilities.
On July 9, 2019, the federal banking agencies, together with the SEC and the Commodities

Futures Trading Commission
(“CFTC”), issued a final rule excluding qualifying community banking organizations from the Volcker

Rule pursuant to the
2018 Growth Act. The Volcker

Rule change may enable us to invest in certain collateralized loan obligations that are treated as “covered funds” and other investments prohibited to banking entities by the Volcke

r

Rule.
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

“deposit broker,” and identifies a number
of businesses that automatically meet the “primary purpose exception”

from a “deposit broker.”

The revisions also provide
an application process for entities that seek a “primary purpose exception,” but do not meet one of the designated
exceptions.”

The new rules may provide us greater future flexibility,

but we had no brokered deposits at December 31,
2021 or 2022, and historically have not relied on brokered deposits.
Reciprocal deposits have expanded our funding and liquidity sources without being subjected to FDIC limitations and
potential federal deposit insurance assessment increases for brokered deposits.

The applicable agencies also issued final rules simplifying the Volcker

Rule’s proprietary trading restrictions

effective
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

Therefore, the transition from LIBOR did not
affect the Bank’s loan portfolio.
Certain of these new rules, and proposals, if adopted, could significantly change the regulation or operations of banks and
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

Risk Factor Summary
The following summarizes the risks provided after this summary and is qualified by the more detailed discussion of “Risk
Factors” that follows this Summary,

and which should be read in their entirety.

Our risks include operational risks,
financial risks and legal and regulatory risks, which are related and intertwined as discussed more fully in the Risk Factors
that follow this summary.
Operational risks are inherent in our business, and include:
●
The effects of local, national and regional market and economic conditions and cyclicality, including inflation,
interest rates and their effects on borrowers and markets, including real estate markets
● The risks and costs of nonperforming assets
●
Our allowance for credit losses is based on estimates and judgments and may prove to be inadequate to our credit
risks
●
The soundness of other financial institutions and perceptions regarding our industry,

especially when other banks
experience difficulties or fail
● Our concentrations in commercial real estate loans in our market
●
We operate

in a highly competitive market against a number of larger national and regional competitors
●
Future acquisitions may disrupt our business, dilute shareholder value and adversely affect our operating results
and financial condition, among other risks
●
Technological changes affect

our business, and we may have fewer resources than various of our larger regulated
and unregulated competitors, inside and outside our market area,

which may increase the competition we face
●
Potential gaps in our risk management, including managing the risks to us of data security and cybersecurity,
including risks to our service providers could affect our results of operations, financial condition, customer
relationship and reputation
● Our ability to attract and retain key people
●
Risks of severe weather, natural disasters, climate changes,

epidemics and severe health issues in the population,
wars and acts of terrorism and other events

Financial risks result in part from our operational risks and the risk of our business, and include:
●
Increases in costs of funds due to inflation, monetary and fiscal policies, changes in costumer behaviors and
competitive pressures
●
Our results of operations and financial condition, including the values of our assets and liquidity,

may be affected
by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions
●
Liquidity risks, including the costs and availability of funding, and the liquidity of our assets,

including our
investment securities portfolio, and institutional lending sources
● Changes in accounting and tax rules
● The adequacy of our capital and availability of capital, if needed
● Potentially excessive risk taking by our associates
●
Our ability to pay dividends depends on our earnings, liquidity and regulatory requirements related to our capital
and our risks
● A limited trading market exists for our common stock
Legal and regulatory risks include:
●
The Company is a legal entity separate and distinct from the Bank, and transactions between the Bank and the
Company are limited by law
●
The Company is required to be a source of financial and managerial strength to the Bank, even where further
investment in the Bank may not be warranted in the circumstances
●
The scope, volume and complexity of regulations and regulatory and legal changes affect us, increase the time and
costs of compliance and may limit our business and adversely affect our financial condition and results of
operations
●
Litigation, investigations and other claims by government agencies and private parties and regulatory actions,
including those related to assertions of compliance failures
●
The amount of and changes in the capital we are required to maintain in respect of our business and risk, and
regulatory perceptions of us and our industry
● Liquidity requirements
Operational Risks
Market conditions and economic cyclicality may adversely affect our industry.

We believe the following,

among other things, may affect us in 2024:
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

At the end of 2023, many believed that the
Federal Reserve would loosen its monetary policy in response to inflation,

which was declining, but remained
above the Fed’s 2% long term target

level.

Strong economic data and inflation reports since then appear to have reduced expectations as to the number, timing and size of

any reductions in the target federal funds rate in the near
term.

●
Market developments, including unemployment, price levels, stock and bond market volatility, and changes,
including those resulting from Russia’s

invasion of Ukraine affect consumer confidence levels, economic activity
and inflation.

Increases in market interest rates, inflation and consumer and business confidence may cause
changes in customers’ savings and payment behaviors, including potential increases in loan delinquencies and
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

and
financial condition.
Our nonperforming loans were 0.16% of total loans as of December

31, 2023, and we had no other real estate owned as
result of foreclosures or otherwise in full or partial payments in respect of loans (“OREO”).

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

Certain borrowers and their businesses and real estate and commercial projects and businesses may be adversely
affected by inflation and higher interest rates, and economic slowdowns arising from tighter monetary policies, and may
request or need loan modifications and deferrals.

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

CECL, a new accounting
standard for estimating expected future loan losses, is effective for the Company beginning January 1, 2023, and its effects
upon the Company in the current environment have not yet been determined fully due to its short existence.

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

Inventories of existing homes for sale have
remained generally low, and

many believe that higher mortgage rates are adversely affecting potential sellers from selling
their existing houses and incurring higher mortgage interest rates on their replacement home.

These conditions have
adversely affected housing affordability and increased

monthly mortgage payments.

House prices have begun to decline in
certain markets from their earlier highs.

This adversely affects our mortgage loan productions and the value of residential mortgage collateral.

Commercial real estate projects’ economic assumptions may be adversely affected,

and certain
projects with short term and/or unhedged variable rate debt may be especially affected by increased interest rates and a
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
similarly adversely affected.
Fannie Mae and Freddie Mac (“GSEs”) have been in conservatorship since September

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
generally to Fannie Mae, a GSE.

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

This may be offset partially by decreases in mortgage prepayments and refinancings, and corresponding increases in the duration of our existing MSRs and their values.

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

Our ability to engage in
routine investment and banking transactions, as well as the quality and values of our investments in holdings of other
obligations of other financial institutions such as the FHLB-Atlanta, could be adversely affected by the actions, financial
condition, and profitability of such other financial institutions, including the FHLB-Atlanta and our correspondent banks.

Financial services institutions are interrelated as a result of shared credits,

trading, clearing, counterparty and other
relationships.

Most LIBOR reference interest rates used by many financial institutions to price extensions of credit stopped
being quoted June 30, 2023 and their use has been strongly discouraged by regulatory agencies.

Most banks did not adopt
CECL until January 1, 2023.
The failures of Silicon Valley

Bank, Signature Bank and First Republic Bank in 2023 due to concentrations of deposits and depositors holding large amounts of deposits in excess of FDIC insurance limits,

as well as flawed business models and
management, adversely affected the financial system and public confidence.

These have resulted in increased regulatory
scrutiny of bank liquidity, funding and

capital, depressed bank stock values generally,

and higher FDIC deposit insurance
premiums on the largest banks, as well as regulatory proposals to increase large banks’ capital and expand enhanced
prudential standards starting at $100 billion of assets instead of $250 billion.
The federal bank regulators have been advocating more use of the Federal Reserve discount window to improve bank
liquidity.

At the same time, these bank failures, together with the failure of the very small

Heartland State bank in Kansas
due to apparent embezzlement by its president due to losses from his personal crypto trading,

have also led to calls to
reduce Federal Home Loan Bank lending to banks.

Traditionally,

the Federal Home Loan Banks have been stable sources
of liquidity and funding for banks. The Federal Housing Finance Agency (“FHFA)

regulates the Federal Home Loan
Banks.

The FHFA’s
FHLBank System at 100: Focusing on the Future
(Nov. 2023) suggest less traditional Federal

Home
Loan Bank lending to banks, especially banks experiencing financial stress.
These changes, together with any exposures other institutions may have to crypto or digital assets, or cybersecurity and data
breaches, could cause disruption and unexpected changes in the industry.

Any losses, defaults by, or failures of, the
institutions we do business with could adversely affect our holdings of the equity in such other institutions, our
participation interests in loans originated by other institutions, and our business,

including our liquidity,

financial condition
and earnings.
Failures of several banks earlier in 2023

and in early 2024 have resulted in increased

market volatility for financial service
companies’

securities

and

in

changes

in

regulatory

views

and

emphases

that

may

adversely

affect

us

and

may

not

be
disclosable under law.
The failures of

Silicon Valley

Bank, Signature Bank,

First Republic

and Heartland

Tri-State Bank

in 2023 have

resulted in
significant

market

volatility

for

bank

stocks,

and

have

caused

uncertainty

in

the

investor

community

and

among

bank
customers, generally,

greater bank regulatory scrutiny

of banking organizations,

especially those experiencing

rapid growth
and

regional

banks

with

$100

billion

or

more

in

assets.

Similarly

concerns

about

credit

quality

and

capital

adequacy

at
New York

Community Bank following

two acquisitions raised

market concerns and led to

replacement of management and
a dilutive equity capital raise.
Changes

in

regulations

have

been

proposed

as part

of

the Basel

III

endgame

to

the capital,

liquidity,

long

term

debt

and
resolution planning

of banking

organizations

with over

$100 billion

in assets.

These failures

also have

resulted in

market
volatility in

financial services

securities.

Regulators have

focused supervisory

activities, generally,

at all

sizes of

banking
organizations

on

various

risks,

especially

capital

adequacy

and

liquidity

in

light

of

growth,

asset,

liability

and

customer
concentrations

and

risks;

CRE,

levels

of

uninsured

deposits;

crypto

businesses

and

customers;

strategic,

capital

and
liquidity

plans

and

contingency

plans;

and

risk

management.

Such

enhanced

scrutiny

is

often

applied

as

part

of

the
regulatory examination

processes, as

well as

through a

variety of

nonpublic supervisory

actions such

as “matters

requiring
attention,”

board

of

director

resolutions,

memoranda

of

understanding,

and

other

regulatory

criticism

and

informal
supervisory actions.

The bank

and bank

holding examination

processes, as

well as

any nonpublic

supervisory actions,

are
“confidential supervisory information”

for regulatory purposes,

whose existence and terms,

if any,

may not be disclosed

by
banking organizations.

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
Excluding owner occupied commercial real estate, we had 39.6% of our loan por tfolio in CRE loans at year-end 2023
compared to 40.4% and 42.6% at year-end 2022 and 2021, respectively.

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

Lower demand for CRE and fewer CRE purchase and sale transactions, and reduced availability of, and higher interest rates and costs for, CRE loans could adversely affect CRE values and liquidity,

our CRE loans and
sales of OREO, and therefore our earnings and financial condition, including our capital and liquidity.
Our future success is dependent on our ability

to compete effectively in highly competitive markets.
The East Alabama banking markets which we operate are highly competitive and our future growth and success will
depend on our ability to compete effectively in these markets.

Nineteen banks, including JP Morgan Chase, Wells

Fargo,
Truist, PNC, Regions, Valley

National and SouthState, have offices in Lee County.

Eleven of these banks are
headquartered outside of Alabama.

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

Fintech and other non-bank competitors also compete for our customers,

and may
partner with other banks and/or seek to enter the payments system.

The failures of other banks with offices in our markets
could also lead to the entrance of new, stronger

competitors in our markets.
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

Auto sales and housing
sales are cyclical and generally are affected adversely by higher interest rates.

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

Future acquisitions and expansion activities may disrupt

our business, dilute shareholder value

and adversely affect our
operating results and financial condition.
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

COVID-19 pandemic and increased remote work has accelerated electronic banking
activity and the need for increased operational efficiencies and data security.

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
Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or
unanticipated risk, which could negatively affect our business.
Our enterprise risk management and internal audit program is designed to mitigate material risks and losses to us. We

have
developed and continue to develop risk management and internal audit policies and procedures to reflect the ongoing
review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be
comprehensive and may not identify timely every risk to which we are exposed, and our internal audit process may fail to
detect such weaknesses or deficiencies timely in our risk management framework. Many of our risk management models
and estimates use observed historical market behavior to model or project potential future exposure.

The models used by
our business, including the new CECL models, are based on assumptions and projections.

These models may not operate
properly, or our inputs and assumptions

may be inaccurate, or changes in economic and market conditions, customer behaviors or regulations may adversely affect the accuracy

or usefulness of the models.

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

For example, the Federal Reserve and the federal bank regulators issued
Principles for Climate-
Related Risk for Large Financial Institutions

(October 14, 2023).

The bank regulators’ guidance applies to banks with over
$100 billion in assets.

The SEC adopted a climate risk

rule on March 6, to require more disclosure on climate risks, also.

All of these could adversely affect our costs, and our financial condition and results of

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

Our internal processes, policies and controls are designed to protect the confidentiality of client information we hold and that is accessible to us and our employees. It is possible that an
employee could, intentionally or unintentionally,

disclose or misappropriate confidential client information or our data could be the subject of a cybersecurity attack.

Such personal data could also be compromised via intrusions into our systems or those of our service providers or other persons we do business with such as credit bureaus, data processors and
merchants who accept credit or debit cards for payment. If we fail to maintain adequate internal controls, or if our
employees fail to comply with our policies and procedures, misappropriation or inappropriate disclosure or misuse of client
information could occur. Such

internal control inadequacies or non-compliance could materially damage our reputation, lead to remediation costs and civil or criminal penalties.

These could have a material adverse effect on our business,
financial condition and results of operations.

See Item 1C. of this report for more information about cybersecurity and our management and strategies.
Our information systems may experience interruptions and security brea ches.
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

See Item 1C. of
this report for more information about cybersecurity and our management and strategies.
Our systems and networks, as well as those of our third-party service providers,

are subject to security risks and could be
susceptible to disruption through cyber-attacks, such as denial of service attacks, hacking,

terrorist activities, or identity
theft.

Cybercrime risks have increased as electronic and mobile banking activities increased as a result of the COVID-19
pandemic, and may increase as a result of the Russia invasion of Ukraine and tensions with mainland China and other
countries.

Other financial service institutions and their service providers have reported material security breaches in their
websites or other systems, some of which have involved sophisticated and targeted attacks, including use of stolen access
credentials, malware, ransomware, phishing and distributed denial-of

-service attacks, among other means.

Such cyber-
attacks may also seek to disrupt the operations of public companies or their business partners,

effect unauthorized fund
transfers, obtain unauthorized access to confidential information, destroy data,

disable or degrade service, or sabotage
systems.

Hacking and identity theft risks, in particular, could

cause serious reputational harm.
Despite our cybersecurity policies and procedures and our Board of Directors and management’s efforts to

monitor and
ensure the integrity of the systems we and our third-party service providers use, we may not be able to anticipate the rapidly
evolving security threats, nor may we be able to implement preventive measures effective against all such threats.

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

financial
condition and results of operations.
In July 2023, the SEC adopted rules, effective September 5, 2023,

that

require reporting companies to disclose material
cybersecurity incidents they experience on SEC Form 8-K within four business days,

nature, scope, and timing of the
incident, and the material impact or reasonably likely material impact on the registrant,

including its financial condition and
results of operations.

As a smaller reporting company, the Company

has to comply with these Form 8-K reporting
requirements beginning June 15, 2024.

Annually, reporting companies are required

to disclose

material information
regarding their cybersecurity risk management, strategy,

and governance, beginning for years ending on or after December
15, 2023.

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

The Federal Reserve’s target

federal funds rates declined to 0-0.25% in
March 2020, where these remained until March 17 2022.

The Federal Reserve increased the target federal funds rates 11 from March 17, 2022

through July 27, 2023 to 5.25-5.50% due to inflation.

As of March 6, 2023, this range remained at
5.25-5.50% and inflation remains above the Federal Reserve’s target rate of 2%.

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

As of December 31, 2023, we had a
net deferred tax asset of $10.3 million compared to $13.8 million one year earlier.

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
Our costs of funds have increased as a result of general economic conditions,

increasing interest rates and competitive
pressures, and inflation, and anticipated future changes by the Federal Reserve to reduce inflation.

Traditionally,

we have
obtained funds principally through local deposits and borrowings from other institutional lenders such as the FHLB-
Atlanta, which we believe are a cheaper and more stable source of funds than borrowings,

generally.

Increases in interest
rates have caused consumers to shift their funds to more interest-bearing instruments and to increase the competition for
and costs of deposits.

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

The yield curve continues to remain inverted, and this results in a lower spread between our costs of funds and our interest income.

In addition, net interest income could be affected by
asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the
same index.

Higher market interest rates and continuing run-off of maturing securities held by the Federal Reserve in
furtherance of its quantitative tightening policy to reduce inflation generally reduce economic activity and may reduce loan
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

This
may adversely affect our costs of funds, growth, net interest income and net income, and may also adversely affect our
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
We are also

members of the FHLB-Atlanta and the Federal Reserve Bank of Atlanta, and we can obtain advances collateralized with eligible assets, and maintain uncommitted federal funds lines of credit with other banks.

On March 12,
2023, the Federal Reserve established a new Bank Term

Funding Program (“BTFP”), which offers loans of up to one

year
to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S.

Treasuries, agency
debt and mortgage-backed securities, and other qualifying assets as collateral valued at par. The BTFP ended

March 11,
2024 and we have not used this program. In addition, the discount window will apply the same margins used for the
securities eligible for the BTFP,

further increasing the value of investment securities at the discount window.
Other sources of liquidity available to the Company or the Bank, if needed, include our ability to acquire additional non-
core deposits.

We may be able, depending

upon market conditions, to borrow money or issue and sell debt and preferred or common securities in public or private transactions.

Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to us could be impaired by factors that affect us specifically,

or the
financial services industry, the

economy and market interest rates and fiscal and monetary policies.

General conditions that
are not specific to us, such as disruptions in the financial markets, failures of other bank, such as

Silicon Valley

Bank,
Signature Bank and First Republic Bank in 2023, or negative views and expectations about the prospects for the financial
services industry could adversely affect us.
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
affected.

Our ability to continue to pay dividends to shareholders

and repurchase stock

in the future is subject to our profitability,
capital, liquidity and regulatory requirements

and these limitations may prevent or limit

future dividends.
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
the needs of our businesses.

We can only pay dividends,

repurchase stock and pay discretionary bonuses, if our capital conservation buffer exceeds 2.5% and from our eligible retained income over the last four calendar quarters.

Although we
believe our securities portfolio repositioning in December 2023 improved our balance sheet and reduced our interest rate
risks, the losses on such securities sales reduced our eligible retained income available for dividends, share repurchases and
discretionary bonuses.

See “Supervision and Regulation - Payment of Dividends and Repurchases of

Capital Instruments.”
The Federal Reserve expects bank holding companies to inform and consult with Federal Reserve supervisory staff
sufficiently in advance of (i) declaring and paying a dividend that could raise safety and soundness concerns, such as
declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid); (ii) redeeming or
repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or (iii)
redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a
quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the
redemption or repurchase occurred.

Further, the Company is also required to

maintain sufficient capital, liquidity and resources to serve as a source of managerial and financial strength to the Bank, which may limit its capacity to pay dividends on Company common stock.

The Federal Reserve may require the Company to commit resources to the Bank, even where it is not otherwise in the
interests of the Company or its shareholders or creditors.
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

Legislative and regulatory changes
The Biden Administration and its appointees to the various government agencies, including the bank regulators, CFPB and
SEC,

have proposed, and continue to propose changes to bank regulation, SEC rules and corporate tax changes that could
have an adverse effect on our results of operations and financial condition.
The bank regulators, the CFPB and the SEC have actively developed a broad range of new and changed rules over the last
several years , many of which are complex and lengthy,

such as the new CRA regulations and various SEC rules, including the cybersecurity rule adopted in September

2023 and climate change rules adopted on March 6, 2024.

Some rules, such
as the SEC share repurchase modernization rules, have been struck down by the courts and have been withdrawn, creating
more compliance uncertainty during the pendency of the litigation.

Ten states attorney

generals immediately challenged the
new climate change rules, and the Sierra Club is reported to be considering action against the SEC rules because it was
scaled back from the original proposal.
Compliance with the volume and complexity of these rule changes is costly and imposes material time and personnel
burdens on financial services companies, especially on smaller companies, such as the Company.

Increasing litigation on
regulatory rules and whether these exceed the agencies’ statutory authority or have been improperly adopted has also
created further uncertainty and risks as to the final timing, content and scope of new rules,

and business changes needed to
be made to comply with the effective or compliance dates of the new or changed rules.

For example, the SEC’s share
repurchase disclosure modernization amendments were adopted in May 2023,

with a compliance date for calendar year
issuers beginning with their 2023 annual Form 10-K report.

The SEC postponed the rule on November 22, 2023, following
a court ruling ordering the SEC to correct the defects in the rule by November 30,

2023.

In December 2023, the court
vacated the rule due to inaction by the SEC, and the SEC reverted on February 9, 2024 to its pre-existing rules.

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
● declines in the value of our securities portfolios or sales of securities for losses;
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
● Ability to repurchase our common stock
● ability to make discretionary bonuses to attract and retain quality personnel;
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
communities, including low-

and moderate-income neighborhoods. Our CRA ratings could be

adversely affected by actual
or alleged violations of the fair lending or consumer financial protection laws. The

CRA and fair lending responsibilities
are related and mutually reinforcing.

Even though we have maintained an “satisfactory” CRA rating since

2000, we cannot
predict our future CRA ratings. Violations

of fair lending laws or if our CRA rating falls to less than “satisfactory” could adversely affect our business, including expansion through branching or acquisitions.
The Federal Reserve adopted comprehensive revisions to its CRA regulations on October

24, 2023.

The other bank
regulators jointly adopted the new CRA regulations, also, and published the new rule in the

Federal Register on February 1,
2024.

These new rules are first effective for the Bank beginning on January 1, 2026 with data reporting beginning January
1, 2027.

The Bank will be an “intermediate bank” and will be subject to the “retail lending test” and either the
“intermediate bank community development test,” or if the bank elects, “the community development financing test.”

We
are evaluating the new rules but cannot predict their effects on us, but these could significantly affect our compliance costs
and activities.

See “Supervision and Regulation -
Community Reinvestment Act and Consumer Laws.”

COVID-19 Risks
The national emergencies related to COVID-19 have been terminated by the President effective May 11, 2023

and in
February 2024 the Centers for Disease Control likened COVID-19 to the flu, and recommended continued use of booster
vaccinations.

The medical and direct economic effects of COVID-19 diminished further in 2023 and are not directly
affecting the Company’s business.

COVID-19 continues to have various indirect effects and risks, the most important of
which are described herein, including continuing inflation and the Federal Reserve’s change from accommodative monetary
policy to a tightening monetary policy to fight inflation following significant fiscal and monetary stimuli provided to reduce
the effects of COVID-19 pandemic on the economy,

as well significant changes resulting from the pandemic, including supply chain disruptions, a tight labor market, remote work away from the office,

population and business shifts within
regions of the United States, changes in commercial real estate utilization, and shortages of housing and increases in rents
and housing costs in various areas of the country.

These risks are discussed in this report.

The Company’s assessment of risks related to

COVID-19 and its effects on the Company applicable

during the pandemic
are discussed in the Company‘s Annual Report on Form 10-K filed with the SEC on March

8, 2022 under the caption “Risk
Factors-COVID 19 Risks” and in our Quarterly Reports on Form 10-Qs though

September 30, 2022.
ITEM 1B. UNRESOLVED

STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely extensively on

various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of
our online banking, mobile banking and accounting systems, use their own electronic information systems. Any of these
systems can be compromised, including by employees, customers and other individuals who are authorized to use them,
and bad actors using sophisticated and a constantly evolving set of software, tools and strategies to do so.

The threats are
domestic and international and range from small to large, including state sponsored, terrorist and criminal organizations
with substantial funds, and technical and other resources

As a bank, we and our vendors, service providers and customers may be attractive targets,

and we confront continuous
cybersecurity threats. Insurance to fully cover these risks is unavailable in sufficient amounts at reasonable costs.

We
believe the more effective approach is taking active measures to detect, deter and reduce cybersecurity threats, and be
prepared to address and remediate any breaches and prevent similar breaches in the future.

See “Risks Related to
Information Security and Business Interruption” section of the Risk Factors included in Item 1A of this Form 10-K for
additional

information.
Accordingly, we have devoted

significant resources to assessing, identifying and managing risks associated with
cybersecurity threats, including:
•
Implementing an Information Security Program that establishes policies and procedures for security
operations and governance;
•
Establishing an IT Steering Committee of the Board that is responsible for security administration,

including
conducting regular assessments of our information systems, existing controls, vulnerabilities and potential
improvements;
• Implementing layers of controls and not allowing excessive reliance on any single control;
•
Employing a variety of preventative and detective tools designed to monitor,

block and provide alerts
regarding suspicious activity;
•
Continuously evaluating tools that can detect and help respond to cybersecurity threats in real-time;
• Leveraging people, processes and technology to manage and maintain cybersecurity controls;

•
Maintaining a vendor management program with periodic review processes, and a third-party risk
management program designed to identify, assess and manage risks associated with external service providers;
•
Monitoring our systems and related software and programming periodically to update software and
programing, including updating data protection elements,

and requiring that our service providers also engage
in similar programs that are reasonably designed to deter cybersecurity breaches;
•
Performing initial and ongoing due diligence with respect to our third-party service providers, including their
cybersecurity practices and safeguards, and service levels based on the risk they pose to the Bank;
•
Engaging third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability
assessments and other procedures to identify potential weaknesses in our systems and processes; and
•
Conducting periodic cybersecurity training for our employees and the Company’s board of directors.
Our Information Security Program is a key part of our overall risk management system,

which is administered by our IT
Steering Committee and evaluated by our IT Steering Committee and chief risk officer.

The program includes
administrative, technical and physical safeguards to help protect the security and confidentiality and availability of
customer records and information.
From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes, equipment
and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is
possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy,
customer service, data privacy and security,

continuity of service and reputation, and our results of operations and financial condition.
The Company’s Chief Technology

Officer is responsible for the day-to-day management of

cybersecurity risks we face and
oversees the IT Steering Committee, which is chaired by a director of the Company’s board. The IT Steering Committee
oversees the information security assessment, development of policies, standards and procedures, testing, training and
security report processes.

The IT Steering Committee is comprised of directors and officers with the appropriate expertise
and authority to oversee the Information Security Program.
Our Chief Technology Officer,

along with the information technology department, is accountable for managing our enterprise information security and delivering our information security program. The department, as a whole, consists of
information security professionals with varying degrees of education and experience.

The Chief Technology Officer

is
subject to professional education and certification requirements. In particular,

our Chief Technology

Officer, who is also
designated as our Information Security Officer,

has relevant expertise in the areas of information security and cybersecurity risk management.
In addition, the Company’s Board,

both as a whole and through its IT Steering Committee is responsible for the oversight of risk management, including cybersecurity risks. In that role, the Company’s

Board and the IT Steering Committee, with
support from the Company’s management and third

party cybersecurity advisors, are responsible for ensuring that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board
reviews and approves an information security program, vendor management policy (incl uding third-party service
providers), acceptable use policy,

incident response policy and business continuity planning policy on an annual basis.

All
the aforementioned policies are developed and implemented by Company management.

To carry out their duties,

the Board
receives updates at least quarterly from the Chief Technology

Officer regarding cybersecurity risks and the Company’s
efforts to prevent, detect, mitigate and remediate any cybersecurity incidents.
ITEM 2. DESCRIPTION OF PROPERTY
The Bank conducts its business from its main office and seven full-service branches.

The Bank also operates a loan
production office in Phenix City,

Alabama.

The Bank owns its main campus in downtown Auburn, Alabama, which comprises over 4 acres and includes the newly
constructed AuburnBank Center,

which was completed in May 2022 and had its grand opening in June 2022.

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
In November 2002, the Bank opened a loan production office

in a leased space in Phenix City,

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

but does not maintain safe
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

In addition to the eight ATMs

at various branch locations, mentioned above, the Bank also has four

ATMs

located at
various locations within our primary service area.
In September 2018, the Bank opened a loan production office on East Samford

Avenue in Auburn,

Alabama.

The location
has approximately 2,500 square feet of space and is leased through 2028.

This loan production office was relocated to the
newly developed AuburnBank Center in June 2022.

The Company entered into a three year sublease agreement, during
2022, with a tenant, which has an option to renew that lease for three additional years.
ITEM 3.

LEGAL PROCEEDINGS
In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The
Company’s management believe

there are no pending or threatened legal proceedings that, upon resolution, are expected to
have a material adverse effect upon the Company’s

or the Bank’s financial condition

or results of operations.
ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.
PART

II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER

MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common Stock is listed

on the Nasdaq Global Market, under the symbol “AUBN”. As of March 13,

2024,
there were approximately 3,493,674 shares of the Company’s

Common Stock issued and outstanding, which were held by
approximately 343 shareholders of record. The following table sets forth, for the indicated

periods, the high and low closing
sale prices for the Company’s Common Stock

as reported on the Nasdaq Global Market, and the cash dividends declared to
shareholders during the indicated periods.

Closing

Cash

Price

Dividends

Per Share (1)
Declared

High Low
2023
First Quarter $

24.50

$

22.55

$

0.27

Second Quarter

24.32

18.80

0.27

Third Quarter

22.80

20.85

0.27

Fourth Quarter

21.99

19.72

0.27

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

Board of Directors. The amount and frequency
of cash dividends is determined in the judgment of the Board based upon a number of factors,

including the Company’s
earnings, financial condition, liquidity,

capital and regulatory requirements and other relevant factors and the availability of
dividend payable by the Bank consistent with amounts available therefore, including the Bank’s earnings, financial
condition, liquidity, regulatory

and capital requirements and other relevant factors. The Board currently intends to continue its present dividend policies.

The amount of dividends payable by the Bank is limited by law and regulation.

The Company relies upon dividends from
the Bank to pay Company expenses and to pay dividends on Company common stock.

The need to maintain adequate
capital and liquidity in the Bank also limits the dividends that may be paid to the Company.

The Bank and the Company
can only pay dividends, repurchase stock and pay discretionary bonuses, if our capital conservation buffer exceeds 2.5%
and from our eligible retained income over the last four calendar quarters.

Eligible retained income equals the greater of:
●
net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already
reflected in net income; or
● the average net income over the preceding four quarters.
Federal Reserve policy could restrict future dividends on our Common Stock, depending on our earnings and capital
position, risks and likely needs. See “Supervision and Regulation –

Payment of Dividends” and “Management’s Discussion
and Analysis of Financial Condition and Results of Operations – Capital

Adequacy” and “Risk Factors -
Our ability to
continue to pay dividends to shareholders and

repurchase stock in

the future is subject to our profitability,

capital, liquidity
and regulatory requirements

and these limitations may prevent or limit future

dividends.”

Performance Graph
The following performance graph compares the cumulative, total return on the

Company’s Common Stock

from
December 31, 2018 to December 31, 2023, with that of the Nasdaq Composite Index and

S&P U.S. BMI Banks – Southeast
Region Index (assuming a $100 investment on December 31, 2018). Cumulative total return represents the change in stock
price and the amount of dividends received over the indicated period, assuming the reinvestment of dividends.

Period Ending
Index 12/31/2018 12/31/2019 12/30/2020 12/30/2021 12/31/2022 12/31/2023
Auburn National Bancorporation, Inc. 100.00
171.98 138.22 110.10 81.48 79.19
NASDAQ Composite Index 100.00
136.69 198.10 242.03 163.28 236.17
S&P U.S. BMI Banks - Southeast Region Index 100.00
140.94 126.37 180.49 146.81 151.44

Issuer Purchases of Equity Securities
Period
Total Number of
Shares Purchased
Average Price Paid
per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
The Approximate
Dollar Value

of Shares
that May Yet

Be Under
the Plans or Programs
October 1 – October 31, 2023 –– –– –– 4,386,264
November 1 – November 30, 2023 –– –– –– 4,386,264
December 1 – December 31, 2023 –– –– –– 4,386,264
Total
–– –– –– 4,386,264
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

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
The following is a discussion of our financial condition at December 31,

2023 and 2022 and our results of operations for
the years ended December 31, 2023 and 2022. The purpose of this discussion is to provide information about our financial
condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding Forward-Looking Statements”.

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

Alabama.

The Bank also operates a loan production office in Phenix

City,
Alabama.

Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2023 2022
Net interest income (a) $ 26,745 $ 27,622
Less: tax-equivalent adjustment 417 456
Net interest income (GAAP) 26,328 27,166
Noninterest income (2,981) 6,506
Total revenue 23,347 33,672
Provision for credit losses 135 1,000
Noninterest expense 22,594 19,823
Income tax (benefit) expense

(777) 2,503
Net earnings $ 1,395 $ 10,346
Basic and diluted net earnings per share $ 0.40 $ 2.95
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
Financial Summary
The Company’s net earnings were $1.4

million for the full year 2023, compared to $10.3 million for the full year 2022.

Basic and diluted net earnings per share were $0.40 per share for the full year 2023,

compared to $2.95 per share for the full
year 2022.

Net earnings for 2023 included a loss on sale of securities, while 2022 net earnings included a gain on sale of land and a
one-time payroll tax credit provided by the CARES Act.

The after-tax impact of the loss on securities reduced 2023

net
earnings by $4.7 million, while non-routine items in 2022 improved net earnings by $3.6 million.

Excluding non-routine
items, net earnings for the full year 2023 would have been $6.1 million, or $1.75 per share, compared to $6.7 million, or
$1.92 per share for the full year 2022.
Net interest income (tax-equivalent) was $26.7 million in 2023, a

3% decrease compared to $27.6 million in 2022. This
decrease was primarily due to a decline in interest earning assets, increased cost of funds and changes in our deposit mix,
which was partially offset by a more favorable asset mix and higher yields on interest

earnings assets.

The Company’s net
interest margin (tax-equivalent) was 2.89% in 2023,

compared to 2.81% in 2022.

Average loans for 2023 were $523.8
million, a 15% increase from 2022.

At December 31, 2023, the Company’s allowance

for credit losses was $6.9 million, or 1.23% of total loans, compared to
$5.8 million, or 1.14% of total loans, at December 31, 2022.

The implementation of CECL required pursuant to
Accounting Standards Codification (“ASC”) 326, which was effective

January 1, 2023, increased our allowance for credit
losses by $1.0 million, or 0.20% of total loans, as a day one transition adjustment.

For the full year 2023, increases in the
allowance for credit losses due to changes in the composition and balance of loans during 2023 were largely offset by
reductions in the allowance for credit losses due to the resolution of collateral dependent nonperforming loans.
The Company recorded a provision for credit losses of $0.1 million in 2023 compared to $1.0 million during 2022.

The
provision for credit losses under CECL is reflective of the Company’s credit risk profile and the future economic outlook
and forecasts. Our CECL model is largely influenced by economic factors including, most notably,

the anticipated
unemployment rate. The decrease in provision for credit losses was primarily related to the downgrade of one borrowing
relationship in the fourth quarter of 2022, where one of these loans was repaid in full during the second quarter of 2023.

Noninterest income was a loss of $3.0 million in 2023 compared to income of $6.5 million in 2022.

Excluding the pre-tax
securities loss of $6.3 million related to the balance sheet repositioning strategy in 2023,

noninterest income would have
been $3.3 million for 2023,

compared to noninterest income of $3.3 million in 2022 after excluding the pre-tax gain of $3.2 million on the sale of land.

Noninterest expense was $22.6 million in 2023 compared to $19.

8

million in 2022.

Excluding the impact of the one-
time payroll tax credit of $1.6 million, noninterest expense would have been $21.4 million in 2022. This increase in
noninterest expense reflects increases in net occupancy and equipment expenses of $0.2 million related to the Company’s
new headquarters, which opened in June 2022, professional fees expense of $0.

3

million, other real estate owned expense
of $0.1 million, FDIC and other regulatory assessments expenses of $0.2 million and other noninterest expense of $0.5
million, partially offset by decreases in salaries and benefits expense of

$0.2 million.
The provision for income taxes was a benefit of $0.8 million for an effective tax rate of (125.73)% for 2023, compared to
tax expense of $2.5 million and an effective tax rate of 19.48% for 2022.

This decrease was primarily due to a decrease
in pre-tax earnings in 2023 resulting from the balance sheet repositioning. The

Company’s effective income

tax rate
otherwise is principally affected by tax-exempt earnings from the

Company’s investments

in municipal securities, bank-
owned life insurance, and New Markets Tax

Credits.
The Company paid cash dividends of $1.08 per share in 2023, an increase of 2% from 2022.

At December 31, 2023, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 15.52%, a tier 1 leverage ratio of 9.72% and common equity tier
1 (“CET1”) of 14.52%

at December 31, 2023.

CRITICAL ACCOUNTING POLICIES
The accounting and financial reporting policies of the Company conform with U.S. generally accepted accounting
principles and with general practices within the banking industry.

In connection with the application of those principles, we
have made judgments and estimates which, in the case of the determination of our allowance for credit losses, our
determination of credit losses for investment securities, recurring and non-recurring fair value measurements, the valuation
of other real estate owned, and the valuation of deferred tax assets, were critical to the determination of our financial
position and results of operations. Other policies also require subjective judgment and assumptions and may accordingly
impact our financial position and results of operations.

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
Allowance for Credit Losses – Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net
amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the
uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously
charged-off and expected to be charged-off.

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
multifamily loans.

Projections of these macroeconomic factors, obtained from an independent third party, are utilized to
forecast quarterly rates of default based on the statistical PD models.
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

FHLB-Atlanta and Federal
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

2023 we had total deferred tax assets of $12.5 million
included as “other assets”, including $9.7 million resulting from unrealized losses in our securities portfolio.

Based upon
the level of taxable income over the last three years and projections for future taxable income over the periods in which the
deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these
deductible differences at December 31, 2023.

The amount of the deferred tax assets considered realizable, however,

could
be reduced if estimates of future taxable income are reduced.

Average Balance

Sheet and Interest Rates
Year ended December 31

2023 2022
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 523,838 4.76% $ 454,604 4.45%
Securities - taxable 335,366 2.15% 364,006 1.81%
Securities - tax-exempt (a) 52,122 3.81% 61,614 3.53%
Total securities 387,488 2.37% 425,620 2.06%
Federal funds sold 5,221 4.79% 43,766 1.00%
Interest bearing bank deposits 8,593 4.92% 58,141 0.99%
Total interest-earning assets 925,140 3.76% 982,131 3.05%
Deposits:

NOW 193,451 0.99% 197,177 0.19%
Savings and money market 289,235 0.74% 327,139 0.20%
Certificates of deposits 175,085 2.25% 154,273 0.84%
Total interest-bearing deposits 657,771 1.21% 678,589 0.34%
Short-term borrowings 3,255 2.21% 4,516 1.33%
Total interest-bearing liabilities 661,026 1.22% 683,105 0.35%
Net interest income and margin (a) $ 26,745 2.89% $ 27,622 2.81%
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures".
RESULTS

OF OPERATIONS
Net Interest Income and Margin
Net interest income (tax-equivalent) was $26.7 million in 2023, compared to $27.6 million in 2022.

This decrease was
primarily due to a decline in interest earning assets and higher costs of funds partially offset by improvements in the
Company’s yield on interest earning assets.

Net interest margin (tax-equivalent) increased

to 2.89% in 2023, compared to
2.81% in 2022.

This increase was

primarily due to a more favorable asset mix and higher yields on interest earning assets.

These higher yields on interest earning assets were partially offset by increased cost of funds.

During 2023, the cost of
funds increased to 122 basis points, compared to 35 basis points during 2022.

Since March of 2022, the Federal Reserve
increased the target federal funds range from 0 – 0.25% to 5.25

– 5.50%.
The tax-equivalent yield on total interest-earning assets increased by 71 basis points to 3.76% in 2023 compared to 3.05%
in 2022.

This increase was primarily due to changes in our asset mix and higher market interest rates on interest earning
assets.
The cost of total interest-bearing liabilities increased by 87 basis points to

1.22%

in 2023 compared to 0.35% in 2022.

Our
deposit costs may continue to increase if the Federal Reserve maintains or increases its target federal funds rate, market interest rates increase, and as customer behaviors change as a result of inflation and higher market interest rates, and we
compete for deposits against other banks, money market mutual funds

,

Treasury securities and other interest bearing
alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risk from interest rate
fluctuations.

Deposit and loan pricing remains competitive in our markets.

We believe this

challenging rate environment
will continue in 2024.

Our ability to compete and manage our deposits costs until our interest-earning assets reprice and we
generate new fixed rate loans with current market interest rates will be important to our net interest margin during the
monetary tightening cycle that we believe will continue in 2024.

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

The Company recorded a provision for credit losses of $0.1
million during 2023, compared to a provision for loan losses of $1.0 million for 2022.

Provision for credit losses expense is
affected by organic loan growth in our loan portfolio,

our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs.

Our CECL model is largely influenced by economic
factors including, most notably,

the anticipated unemployment rate, which may be affected

by monetary policy.

The
provision for credit losses during 2023 was primarily related to an increase in the calculation of current expected credit
losses due to loan growth during 2023.

This was largely offset by the resolution of a collateral dependent nonperforming
loan, with a recorded investment of $1.3 million and a corresponding allowance of $0.5 million, that was collected in full
during the second quarter of 2023.
Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately cover

all expected credit losses as of the date the allowance is determined.

At December 31,
2023, the Company’s allowance

for credit losses was $6.9

million, or 1.23% of total loans, compared to $5.8 million, or
1.14% of total loans, at December 31, 2022.

The implementation of CECL, as of January 1, 2023, increased our allowance for credit losses by $1.0 million, or 0.20% of total loans, as a day one transition adjustment to ASC 326.

Noninterest Income

Year ended December 31
(Dollars in thousands) 2023 2022
Service charges on deposit accounts $ 603 $ 598
Mortgage lending 430 650
Bank-owned life insurance 411 317
Gain on sale of premises and equipment — 3,234
Securities (losses) gains, net (6,295) 12
Other 1,870 1,695
Total noninterest income $ (2,981) $ 6,506
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

The following table presents a breakdown of the Company’s

mortgage lending income for 2023 and 2022.
Year ended December 31
(Dollars in thousands) 2023 2022
Origination income $ 71 $ 309
Servicing fees, net 359 341
Total mortgage lending income $ 430 $ 650

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
Income from bank-owned life insurance was $411

thousand and $317 thousand for 2023 and 2022, respectively.

Excluding
a $52 thousand non-taxable death benefit received during 2023, income from bank

-owned life insurance would have been
$359 thousand and $317 thousand for 2023 and 2022, respectively.
In October 2022, the Company closed the sale of approximately 0.85 acres of land located next to the Company’s
headquarters in Auburn, Alabama for a purchase price of $4.3 million.

The sale resulted in a gain of $3.2 million, net of
prorations, closing costs and costs of demolishing the Bank’s former main office

building.

In December 2023, the Company announced it had repositioned its balance sheet by selling approximately $117.6 million,
or 27%, of its available-for-sale securities with a

weighted average book yield of 2.11% and a

weighted average duration of
4.0 years, resulting in net losses on sale of the securities of approximately $6.3 million. Proceeds of $111.3

million from the
sale of securities were used to repay wholesale funding of $48.0 million with a weighted average cost of 5.38%, while the
remaining amounts were held in cash to fund future loan growth, higher-yielding securities, and other banking operations.
Other noninterest income was $1.9 million and $1.7 million for 2023 and 2022, respectively.

The increase in other
noninterest income was primarily related to insurance proceeds of $0.2 million received during 2023 related to property
claims.

Noninterest Expense
Year ended December 31
(Dollars in thousands) 2023 2022
Salaries and benefits $ 12,101 $ 12,307
Employee retention credit
—

(1,569)
Net occupancy and equipment 2,954 2,742
Professional fees 1,299 975
FDIC and other regulatory assessments 631 404
Other 5,609 4,964
Total noninterest expense $ 22,594 $ 19,823
Salaries and benefits decreased during 2023 compared to 2022.

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

This amount includes depreciation expense and costs associated with ope rating of
the new headquarters.

The Company relocated its main office branch and bank operations into its newly constructed
headquarters during June 2022.
The increase in professional fees expense during 2023 compared to

2022 was primarily related to increased consulting and
audit related fees during 2023.
The increase in FDIC and other regulatory assessments during 2023 compared to

2022 was primarily related to increases in
the FDIC’s initial base deposit insurance assessment

rate.

On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35%

by September 30, 2028.

The
FDIC’s amended restoration plan increases the

initial base deposit insurance assessment rate schedules uniformly by 2 basis points, which began the first quarterly assessment period of 2023.

The increase in other noninterest expense was due to a variety of items including software costs, ATM

and checkcard
expenses, impairment related to new market tax credit investment due to remaining tax credit being less than the
Company’s investment, and a gain on sale of other

real estate owned that was realized in 2022.
Income Tax

Expense
The provision for income taxes was a benefit of $0.8 million for an effective tax rate of (125.73)% for 2023, compared to
tax expense of $2.5 million and an effective tax rate of 19.48% for 2022.

This decrease was primarily due to a decrease
in pre-tax earnings in 2023 resulting from the balance sheet repositioning. The Company’s effective income tax rate
otherwise is principally affected by tax-exempt earnings from the

Company’s investments

in municipal securities, bank-
owned life insurance, and New Markets

Tax Credits.
BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $270.9

million at December 31, 2023, compared to $405.3 million at December 31, 2022.

This decrease reflects a decrease in the amortized cost basis of securities available-for-sale of $150.3 million, offset by an
increase of $15.9 million in the fair value of securities available-for-sale.

The decrease in the amortized cost basis of
securities available-for-sale was primarily attributable to

the sale of $117.6 million securities available-for-sale

as part of
the balance sheet repositioning in December 2023 and normal paydowns and maturities on other securities.

The increase
in the fair value of securities was primarily due to a decrease in long-term market interest rates at the end of 2023.

The
average annualized tax-equivalent yields earned on total securities were 2.37

%

in 2023 and 2.06% in 2022.
The following table shows the carrying value and weighted average yield of securities available

-for-sale as of December
31, 2023 according to contractual maturity.

Actual maturities may differ from contractual maturities of mortgage-backed securities (“MBS”) because the mortgages underlying the securities may be called or prepaid with or without penalty.

December 31, 2023
1 year

1 to 5
5 to 10

After 10
Total

(Dollars in thousands) or less years years years Fair Value
Agency obligations $ 331 10,339 43,209 — 53,879
Agency MBS 32 15,109 22,090 161,058 198,289
State and political subdivisions — — 9,691 9,051 18,742
Total available-for-sale $ 363 25,448 74,990 170,109 270,910
Weighted average yield (1):
Agency obligations 3.40% 0.99% 1.66% — 1.54%
Agency MBS 3.47% 1.19% 1.84% 2.20% 2.08%
State and political subdivisions — — 1.95% 2.55% 2.23%
Total available-for-sale 3.41% 1.11% 1.75% 2.21% 1.98%
(1) Yields are calculated based on amortized cost.
Loans
December 31
(In thousands) 2023 2022
Commercial and industrial $ 73,374 66,212
Construction and land development 68,329 66,479
Commercial real estate

287,307 264,573
Residential real estate 117,457 97,648
Consumer installment 10,827 9,546
Total loans 557,294 504,458

Total loans, net of unearned income,

were $557.3 million at December 31, 2023, and $504.5 million at December

31, 2022,
an increase of $52.8 million, or 11%.

Four loan categories represented the majority of the loan portfolio at December 31,
2023: commercial real estate (52%), residential real estate (21%), construction and land development

(12%), and
commercial and industrial (13%).

Approximately 23% of the Company’s commercial

real estate loans were classified as
owner-occupied at December 31, 2023.
Within the residential real estate portfolio

segment, the Company had junior lien mortgages of approximately $8.7 million, or 2%, and $7.4 million, or 1%, of total loans at December 31, 2023 and 2022, respectively.

For residential real estate
mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at December 31,
2023 and 2022. The Company’s residential

real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 4.76% in 2023 and 4.45% in 2022.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including inflation and the continuing higher levels of market interest rates, remaining
COVID-19 pandemic effects including supply chain disruptions,

commercial office occupancy levels, housing supply
shortages and inflation, on our borrowers’ cash flows, real estate market sales volumes and liquidity,

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

Various

projects financed earlier that were based on lower interest
rate assumptions than currently in effect may not be as profitable or successful at the higher interest rates currently in effect
and which may exist in the future.

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have
established and periodically review,

our lending policies and procedures. Banking regulations limit a bank’s credit exposure
by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital,

if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $22.2 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.0 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At December 31, 2023, the Bank had one
loan relationship exceeding our internal limit.
We periodically analyze

our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We

use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s total risk-
based capital at December 31, 2023 (and related balances at December 31,

2022).

December 31
(In thousands) 2023 2022
Lessors of 1-4 family residential properties $ 56,912 $ 52,278
Multi-family residential properties 45,841 41,084
Hotel/motel 39,131 33,378
Office buildings 30,871 27,074
The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover
the Company’s estimate of expected

losses in the loan portfolio. The allowance for credit losses was $6.9 million at
December 31, 2023 compared to $5.8 million at December 31, 2022, which management believed to be adequate at each of
the respective dates. The assumptions, judgments and estimates, as well as the methodologies and models associated with
the determination of the allowance for credit losses are described under “Critical Accounting Policies.”

On January 1, 2023, we adopted ASC 326, which introduces the current expected credit losses (CECL) methodology and
requires us to estimate all expected credit losses over the remaining life of our loan portfolio.

Accordingly, beginning in
2023, the allowance for credit losses represents an amount that, in management's evaluation,

is adequate to provide
coverage for all expected future credit losses on outstanding loans. As of December

31, 2023 and December 31, 2022, our
allowance for credit losses was approximately $6.9 million and $5.8 million, respectively, which our

management believes
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.23% at
December 31, 2023, compared to 1.14% at December 31, 2022.

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

See Note 5 to our Financial Statements.
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

At December 31, 2023, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the years ended December
31, 2023 and 2022 are presented below.

Year ended December 31
(Dollars in thousands) 2023 2022
Allowance for credit losses:
Balance at beginning of period
$ 5,765 4,939
Impact of adopting ASC 326
1,019 —
Charge-offs:
Commercial and industrial
(164) (222)
Consumer installment (105) (70)
Total charge

-offs
(269) (292)
Recoveries:
Commercial and industrial
204 7
Commercial real estate

— 23
Residential real estate

14 26
Consumer installment 5 62
Total recoveries
223 118
Net charge-offs
(46) (174)
Provision for credit losses
125 1,000
Ending balance
$ 6,863 5,765
as a % of loans 1.23% 1.14
as a % of nonperforming loans 753% 211
Net charge-offs

as a % of average loans
0.01% 0.04
Nonperforming Assets

At December 31, 2023 the Company had $0.9 million in nonperforming assets compared to $2.7 million at December 31,
2022.

The decrease in nonperforming was primarily related to the resolution of a collateral dependent nonperforming loan
relationship, with a recorded investment of $1.3 million, that was collected in full during the second quarter of 2023.

The table below provides information concerning total nonperforming assets and certain asset quality ratios.

December 31
(Dollars in thousands) 2023 2022
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 911 2,731
Total nonperforming assets $ 911 2,731
as a % of loans and other real estate owned 0.16% 0.54
as a % of total assets 0.09% 0.27
Nonperforming loans as a % of total loans 0.16% 0.54
Accruing loans 90 days or more past due $ — —
The table below provides information concerning the composition of nonaccrual loans at December 31, 2023 and 2022,
respectively.

December 31
(In thousands) 2023 2022
Nonaccrual loans:
Commercial and industrial $ — 443
Commercial real estate 783 2,116
Residential real estate 128 172
Total nonaccrual loans $ 911 2,731
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is more
than 90 days past due, unless the loan is both well-secured and in the process of collection.

There were no loans 90 days past due and still accruing interest at December 31, 2023 and 2022, respectively.
The Company had no OREO at December 31, 2023 and 2022, respectively.
Deposits
December 31
(In thousands) 2023 2022
Noninterest bearing demand $ 270,723 311,371
NOW 190,724 178,641
Money market 148,040 214,298
Savings 88,541 95,652
Certificates of deposit under $250,000 100,572 93,017
Certificates of deposit and other time deposits of $250,000 or more 97,643 57,358
Total deposits $ 896,243 950,337
Total deposits decreased

$54.1 million, or 6%, to $896.2 million at December 31, 2023,

compared to $950.3 million at
December 31, 2022.

During 2023, deposit outflows due to the sale of $59.0 million of reciprocal deposits were partially
offset by net deposit inflows of $4.9 million. The Company

had no brokered deposits at December 31, 2023 and 2022.

The
Company had no FHLB-Atlanta advances or other wholesale borrowings outstanding at December 31, 2023 and 2022.

Noninterest-bearing deposits were $270.7 million, or 30% of total deposits, at December

31, 2023, compared to $311.4
million, or 33% of total deposits at December 31, 2022.

The decrease reflects net outflows to higher yield investment alternatives in a rising interest rate environment and a decline in balances in existing accounts due to increased customer
spending.
The average rates paid on total interest-bearing deposits were 1.21

%

in 2023 and 0.34% in 2022.

At December 31, 2023, estimated uninsured deposits totaled $356.3 million, or 40% of total deposits, compared to $381.7
million, or 40% of total deposits at December 2022.

During 2023, the Bank began participating in the Certificates of
Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep

product (“ICS”), which provide for
reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of maximizing FDIC insurance.

The
Company had no reciprocal deposits at December 31, 2023.

Uninsured amounts are estimated based on the portion of
account balances that exceed FDIC insurance limits.

The Bank’s uninsured deposits at December

31, 2023 and 2022
include approximately $206.2 million and $155.0 million, respectively,

of deposits of state, county and local governments
that are collateralized by securities having a fair value equal to such deposits.

Deposits of state, county and local
governments were 53% and 41% of our estimated uninsured deposits at December

31, 2023 and 2022, respectively.
The FDIC has proposed a special assessment on uninsured deposits of banks with over $5 billion in uninsured deposits to
the FDIC Deposit Insurance Fund’s costs

of the systemic risk determination made in connection with two recent bank failures.

This proposal will not apply to AuburnBank.
Other Borrowings
The Company had no long-term debt at December 31, 2023 and 2022.

The Bank utilizes short and long-term non-deposit
borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities sold under
agreements to repurchase with an original maturity of one year or less.

The Bank had available federal funds lines totaling
$61.0 million with no federal funds borrowed at December 31,

2023 and 2022, respectively. Securities

sold under
agreements to repurchase, which were entered into on behalf of certain customers totaled $1.5

million and $2.6 million at
December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the Bank had no borrowings from the
Federal Reserve discount window.

The Company did not borrow under the Federal Reserve BTFP during 2023.
The Bank is a member of the FHLB-Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB-Atlanta’s advance program

to obtain funding for its growth.

FHLB-Atlanta advances include both fixed and
variable terms and are taken out with varying maturities, and which generally are secured by eligible assets.

The Bank had
no borrowings under FHLB-Atlanta’s advance

program at December 31, 2023 and 2022, respectively.

At those dates, the
Bank had $309.1 million and $312.6 million, respectively,

of available lines of credit at the FHLB-Atlanta.

Advances
include both fixed and variable terms and may be taken out with varying maturities.
The average rates paid on short-term borrowings were 2.21%

and 1.33%

in 2023 and 2022, respectively.

CAPITAL ADEQUACY
At December 31, 2023, the Company’s cons

olidated stockholders’ equity (book value) was $76.5 million, or $21.90 per
share, compared to $68.0 million, or $19.42 per share, at December 31, 2022. The increase from December 31, 2022 was
primarily driven by net earnings of $1.4 million and other comprehensive income of $11.9 million related to unrealized
gains/losses on securities available-for-sale, net of tax. These increases were partially offset by cash dividends paid of
$3.8 million, a one-time charge of $0.8 million, net of tax, for the cumulative effect to adopt the CECL accounting standard
on January 1, 2023, and $0.2 million in repurchases of the Company’s common stock.

Unrealized securities losses do not
affect the Bank’s capital

for regulatory capital purposes.

The Company paid cash dividends of $1.08 per share in 2023, an increase of 2% from the same period in 2022.

The
Company’s share repurchases

of $0.2 million since December 31, 2022 resulted in 10,108 fewer outstanding common shares at December 31, 2023.

These shares were repurchased at an average cost per share of $22.63.
On January 1, 2015, the Company and Bank became subject to the Basel III regulatory capital framework. The rules
included the implementation of a capital conservation buffer of CET1 capital of 2.5% that is added to the minimum
requirements for capital adequacy purposes.

A banking organization with a capital conservation buffer

of 2.5% or less is
subject to limitations on capital distributions from “eligible retained earnings”,

including dividend payments, share
repurchases and certain discretionary bonus payments. At December 31,

2023 and 2022, the Bank had a capital
conservation buffer of 7.52% and 8.25%, respectively.

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
The Federal Reserve has treated us as a “small bank holding company’ under the Federal

Reserve’s Small Bank Holding
Company Policy. Accordingly,

our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s

tier 1 leverage ratio was 9.72%, CET1 risk-based capital ratio was 14.52%,

tier 1
risk-based capital ratio was 14.52%, and total risk-based capital ratio was 15.52%

at December 31, 2023. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio,

6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”
The Bank’s capital conservation buffer

was 7.52%

at December 31, 2023.
On July 27, 2023, the Federal Reserve, the Comptroller of the Currency and the FDIC issued a joint notice of proposed
rulemaking to implement the Basel III endgame components.

The proposal which is subject to public comment and change
only applies to banks and holding companies with $100 billion or more of assets.

The proposal includes provisions dealing
with:
●
Credit risk, which arises from the risk than an obligor fails to perform on an obligation

;
● Market risk, which results from changes in the value of trading positions;
●
Operational risk, which is the risk of losses resulting from inadequate or failed internal process,

people, and
systems, or from external events; and
●
Credit valuation adjustment risk, which results from the risk of losses on certain derivative contracts.
The Basel III endgame regulatory proposals are not applicable to the Company or the Bank.
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
The yield curve has been inverted during 2023 and in the first months of 2024.

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
+/- 20% for a gradual change of 400 basis points
+/- 15% for a gradual change of 300 basis points
+/- 10% for a gradual change of 200 basis points
+/- 5% for a gradual change of 100 basis points
The following table reports the variance of net interest income over the next 12 months assuming a gradual change in
interest rates up or down when compared to the baseline net interest income forecast at December 31, 2023.

Changes in Interest Rates Net Interest Income % Variance

400 basis points
(5.45) %

300 basis points
(3.85)

200 basis points
(2.32)

100 basis points
(1.03)

(100) basis points
(0.57)

(200) basis points
(1.33)

(300) basis points
(2.12)

(400) basis points
(2.95)
At December 31, 2023, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.
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
35% for an instantaneous change of +/- 400 basis points
30% for an instantaneous change of +/- 300 basis points
25% for an instantaneous change of +/- 200 basis points
15% for an instantaneous change of +/- 100 basis points
The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2023.

Changes in Interest Rates EVE % Variance

400 basis points
(20.15) %

300 basis points
(12.94)

200 basis points
(6.79)

100 basis points
(2.76)

(100) basis points
(0.13)

(200) basis points
(3.45)

(300) basis points
(10.88)

(400) basis points
(12.07)
At December 31, 2023, our EVE model indicated that we were in compliance with the policy guidelines noted above.
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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These swaps qualify as derivatives,

but are not designated as hedging
instruments. At December 31, 2023 and 2022, the Company had no derivative contracts to assist in managing interest rate
sensitivity.
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
The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window,
although it was not used by the Bank, the Federal Reserve’s

BTFP borrowing facility was available to the Bank during
2023.

In addition to these sources, the Bank is eligible to participate in the FHLB-Atlanta’s advance program to obtain
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At December 31, 2023, the Bank had no FHLB-Atlanta advances outstanding and available credit from the
FHLB-Atlanta of $312.6 million. At December 31, 2023, the Bank also had $61.0 million of available federal funds lines
with no borrowings outstanding.

The following table presents additional information about our contractual obligations as of December 31, 2023, which by
their terms had contractual maturity and termination dates subsequent to December

31, 2023:

Payments due by period
1 year

1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 896,243 864,461 16,866 14,916

—

Operating lease obligations 551 123 210 177 41
Total $ 896,794 864,584 17,076 15,093 41
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column
Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual
obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and creditor
requirements over the next 12 months.
Off-Balance Sheet Arrangements
At December 31, 2023, the Bank had outstanding standby letters of credit of $0.6 million and unfunded loan commitments
outstanding of $73.6 million. Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to
fund these outstanding commitments, the Bank has the ability to liquidate federal funds sold

,

obtain FHLB-Atlanta
advances, raise deposits,

sell securities available-for-sale, or purchase federal funds from other financial institutions on a
short-term basis while it obtains the other longer-term funding.

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
entitled to forbearance.
As of December 31, 2023, the unpaid principal balance of residential mortgage loans,

which we have originated and sold,
but retained the servicing rights (MSRs) totaled $215.5 million. Although these loans are generally sold on a non-recourse
basis, except for breaches of customary seller representations and warranties,

we may have to repurchase residential
mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we
fail to deliver required documents or the documents we deliver are defective. Investors also may require the repurchase of a
mortgage loan when an early payment default underwriting review reveals significant underwriting deficiencies, even if the
mortgage loan has subsequently been brought current. Repurchase demands are typically reviewed on an individual loan by
loan basis to validate the claims made by the investor and to determine if a contractually required repurchase event has
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

31, 2023, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and
the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date. We

maintain
ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number
of repurchase requests as well as the delinquency rates in our investor portfolios.
The Company was not required to repurchase any loans during 2023 and 2022 as a result of representation and warranty
provisions contained in the Company’s sale agreements

with Fannie Mae, and had no pending repurchase or make-whole requests at December 31, 2023.

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

Inflation can affect our noninterest expenses. It also can affect our customers’ behaviors, and can affect the interest rates we have to pay on our deposits and other borrowings, and the interest rates we earn on our earning assets. The difference
between our interest expense and interest income is also affected by the shape of the yield curve and the speeds at which
our assets and liabilities, respectively,

reprice in response to interest rate changes. The yield curve was inverted on
December 31, 2023, which means shorter term interest rates are higher than longer interest rates. This results in a lower
spread between our costs of funds and our interest income. In addition, net interest income could be affected by
asymmetrical changes in the different interest rate indexes, given that not all our assets or liabilities are priced with the
same index. Higher market interest rates and sales or maturities of securities held by the

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
Reserve’s long term inflation goal of 2% annually.

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

Reserve increases its target federal funds rate,
market interest rates increase, and as customer savings behaviors change as a result of inflation and customers seek higher
market interest rates on deposits and other alternative investments. Monetary efforts to control inflation pursuant to the
Federal Act’s mandate to “promote effectively

the goals of maximum employment, stable prices, and moderate long-term interest rates,” may also affect unemployment which is an important component in our CECL model used to estimate our
allowance for credit losses.
CURRENT ACCOUNTING DEVELOPMENTS
The following ASU has been issued by the FASB

but is not yet effective.

● ASU 2023-02,
Investments – Equity Method and Joint Ventures

(Topic 323):

Accounting for Investments in Tax
Credit Structures Using

the Proportional Amortization Method;

and
● ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

Disclosures.
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

15, 2023. The Company does not expect the
new standard to have a material impact on the Company’s

consolidated financial statements.
ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

Disclosures
, The amendments in this Update
enhance the transparency and decision usefulness of income tax disclosures.

For public business entities, the new standard
is effective for annual periods beginning after December 15, 2024.

The Company does not expect the new standard to have
a material impact on the Company’s consolid

ated financial statements.

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
Year ended December 31
(In thousands) 2023 2022 2021 2020 2019
Net interest income (GAAP) $ 26,328 27,166 23,990 24,338 26,064
Tax-equivalent adjustment 417 456 470 492 557
Net interest income (Tax-equivalent) $ 26,745 27,622 24,460 24,830 26,621

Table 2

- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2023 2022 2021 2020 2019
Income statement
Tax-equivalent interest income (a) $ 34,791 30,001 26,977 28,686 30,804
Total interest expense 8,046 2,379 2,517 3,856 4,183
Tax equivalent net interest income (a) 26,745 27,622 24,460 24,830 26,621
Provision for credit losses 135 1,000 (600) 1,100 (250)
Total noninterest income (2,981) 6,506 4,288 5,375 5,494
Total noninterest expense 22,594 19,823 19,433 19,554 19,697
Net earnings before income taxes and

tax-equivalent adjustment 1,035 13,305 9,915 9,551 12,668
Tax-equivalent adjustment 417 456 470 492 557
Income tax expense (777) 2,503 1,406 1,605 2,370
Net earnings $ 1,395 10,346 8,039 7,454 9,741
Per share data:
Basic and diluted net earnings

$ 0.40 2.95 2.27 2.09 2.72
Cash dividends declared $ 1.08 1.06 1.04 1.02 1.00
Weighted average shares outstanding
Basic and diluted 3,498,030 3,510,869 3,545,310 3,566,207 3,581,476
Shares outstanding 3,493,614 3,503,452 3,520,485 3,566,276 3,566,146
Stockholders' equity (book value) $ 21.90 19.42 29.46 30.20 27.57
Common stock price
High $ 24.50 34.49 48.00 63.40 53.90
Low 18.80 22.07 31.32 24.11 30.61
Period-end $ 21.28 23.00 32.30 42.29 53.00
To earnings ratio

53.20 x 7.80 14.23 20.23 19.49
To book value 97% 118 110 140 192
Performance ratios:
Return on average equity

2.05% 12.48 7.54 7.12 10.35
Return on average assets

0.14% 0.96 0.78 0.83 1.18
Dividend payout ratio 270.00% 35.93 45.81 48.80 36.76
Average equity to average assets 6.66% 7.72 10.39 11.63 11.39
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.23% 1.14 1.08 1.22 0.95
Nonperforming loans 753% 211 1,112 1,052 2,345
Nonperforming assets as a % of:
Loans and other real estate owned 0.16% 0.54 0.18 0.12 0.04
Total assets 0.09% 0.27 0.07 0.06 0.02
Nonperforming loans as % of loans 0.16% 0.54 0.10 0.12 0.04
Net charge-offs (recoveries) as a % of average loans 0.01% 0.04 0.02 (0.03) 0.03
Capital Adequacy (c):
CET 1 risk-based capital ratio 14.52% 15.39 16.23 17.27 17.28
Tier 1 risk-based capital ratio 14.52% 15.39 16.23 17.27 17.28
Total risk-based capital ratio 15.52% 16.25 17.06 18.31 18.12
Tier 1 leverage ratio 9.72% 10.01 9.35 10.32 11.23
Other financial data:
Net interest margin (a) 2.89% 2.81 2.55 2.92 3.43
Effective income tax rate (125.73) % 19.48 14.89 17.72 19.57
Efficiency ratio (b) 95.08% 58.08 67.60 64.74 61.33
Selected period end balances:
Securities $ 270,910 405,304 421,891 335,177 235,902
Loans, net of unearned income 557,294 504,458 458,364 461,700 460,901
Allowance for credit losses 6,863 5,765 4,939 5,618 4,386
Total assets 975,255 1,023,888 1,105,150 956,597 828,570
Total deposits 896,243 950,337 994,243 839,792 724,152
Total stockholders’ equity 76,507 68,041 103,726 107,689 98,328
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

Loans and loans held for sale (1) $ 523,838 $ 24,925
4.76%

$ 454,604 $ 20,241
4.45%

Securities - taxable 335,366 7,208
2.15%

364,006 6,576
1.81%

Securities - tax-exempt (2) 52,122 1,985
3.81%

61,614 2,172
3.53%

Total securities

387,488 9,193
2.37%

425,620 8,748
2.06%

Federal funds sold 5,221 250
4.79%

43,766 435
1.00%

Interest bearing bank deposits 8,593 423
4.92%

58,141 577
0.99%

Total interest-earning assets 925,140 34,791
3.76%

982,131 30,001
3.05%

Cash and due from banks 15,230 15,108
Other assets 81,438 77,496
Total assets $ 1,021,808 $ 1,074,735
Interest-bearing liabilities:
Deposits:

NOW $ 193,451 1,907
0.99%

$ 197,177 370
0.19%

Savings and money market 289,235 2,132
0.74%

327,139 649
0.20%

Certificates of deposits

175,085 3,935
2.25%

154,273 1,300
0.84%

Total interest-bearing deposits 657,771 7,974
1.21%

678,589 2,319
0.34%

Short-term borrowings 3,255 72
2.21%

4,516 60
1.33%

Total interest-bearing liabilities 661,026 8,046
1.22%

683,105 2,379
0.35%

Noninterest-bearing deposits 289,019

306,772

Other liabilities 3,697 1,933
Stockholders' equity 68,066

82,925

Total liabilities and
and stockholders' equity $ 1,021,808 $ 1,074,735
Net interest income and margin $ 26,745 2.89% $ 27,622 2.81%

(1) Average loan balances are

shown net of unearned income and loans on nonaccrual status have been included in the computation of average balances.
(2) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income tax rate
of 21%.

Table 4

- Volume and

Rate Variance

Analysis
Year ended December 31, 2023 vs. 2022 Year ended December 31, 2022 vs. 2021
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ 4,684 1,390 3,294 $ (232) (5) (227)
Securities - taxable 632 1,247 (615) 2,469 1,687 782
Securities - tax-exempt (1) (187) 174 (361) (70) (30) (40)
Total securities

445 1,421 (976) 2,399 1,657 742
Federal funds sold (185) 1,661 (1,846) 380 329 51
Interest bearing bank deposits (154) 2,285 (2,439) 477 666 (189)
Total interest income $ 4,790 6,757 (1,967) $ 3,024 2,647 377
Interest expense:
Deposits:
NOW $ 1,537 1,574 (37) $ 158 122 36
Savings and money market 1,483 1,762 (279) (6) (66) 60
Certificates of deposits 2,635 2,167 468 (333) (292) (41)
Total interest-bearing deposits 5,655 5,503 152 (181) (236) 55
Short-term borrowings 12 40 (28) 43 8 35
Total interest expense 5,667 5,543 124 (138) (228) 90
Net interest income $ (877) 1,214 (2,091) $ 3,162 2,875 287

(1) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income

tax rate of 21%.
(2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5

- Net Charge-Offs (Recoveries) to Average

Loans
2023 2022
Net Net
Net (recovery) Net charge-off
(recoveries) Average charge-off charge-offs Average (recovery)
(Dollars in thousands) charge-off Loans (2) ratio (recoveries) Loans (2) ratio
Commercial and industrial (1)
$ (40) 64,565 (0.06) % $ 215 69,973 0.31%
Construction and land development
—

66,492
—

—

44,177
—

Commercial real estate
—

274,779
—

(23) 247,374 (0.01)
Residential real estate
(14) 108,891 (0.01) (26) 85,223 (0.03)
Consumer installment 100 9,638 1.04 8 7,915 0.10
Total
$ 46 524,365 0.01% $ 174 454,662 0.04%
(1) Excludes PPP loans, which are guaranteed by the SBA.
(2) Gross loan balances.

Table 6

- Loan Maturities
December 31, 2023
1 year

1 to 5
5 to 15

After 15
(Dollars in thousands) or less years years years Total
Commercial and industrial $ 15,455 22,999 33,269 1,651 73,374
Construction and land development 37,684 27,105 3,540

—

68,329
Commercial real estate 23,139 111,988 148,200 3,980 287,307
Residential real estate 5,250 24,880 37,391 49,936 117,457
Consumer installment 4,159 5,536 1,132
—

10,827
Total loans $ 85,687 192,508 223,532 55,567 557,294

Table 7

- Sensitivities to Changes in Interest Rates on Loans Maturing in More

Than One Year

December 31, 2023
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 84 57,835 57,919
Construction and land development 6,548 24,097 30,645
Commercial real estate 161 264,007 264,168
Residential real estate 49,561 62,646 112,207
Consumer installment 135 6,533 6,668
Total loans $ 56,489 415,118 471,607

Table 8

- Allocation of Allowance for Credit Losses
2023 2022
(Dollars in thousands) Amount %* Amount %*
Commercial and industrial $ 1,288 13.2 $ 747 13.1
Construction and land development 960 12.3 949 13.2
Commercial real estate 3,921 51.5 3,109 52.4
Residential real estate 546 21.1 828 19.4
Consumer installment 148 1.9 132 1.9

Total allowance for credit

losses
$ 6,863 $ 5,765
* Loan balance in each category expressed as a percentage of total loans.

Table 9

- Estimated Uninsured Time Deposits by Maturity
(Dollars in thousands) December 31, 2023
Maturity of:
3 months or less $ 12,503
Over 3 months through 6 months 21,940
Over 6 months through 12 months 50,384
Over 12 months 12,816
Total estimated uninsured

time deposits
$ 97,643

ITEM 7A.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK
The information called for by ITEM 7A is set forth in ITEM 7 under the caption

“Market and Liquidity Risk Management”
and is incorporated herein by reference.
ITEM 8.

FINANCIAL STATEMENTS

AND SUPPLEMENTARY

DATA
Index

Page

Report of Independent Registered Public Accounting Firm

(PCAOB ID:
149
)

83
Consolidated Balance Sheets

86
Consolidated Statements of Earnings

87
Consolidated Statements of Comprehensive Income

88
Consolidated Statements of Stockholders’ Equity

89
Consolidated Statements of Cash Flows

90
Notes to Consolidated Financial Statements

91

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of

Auburn National Bancorporation, Inc. and Subsidiary

Opinion on the Financial Statements
We

have audited

the

accompanying consolidated

balance sheets

of

Auburn National

Bancorporation, Inc.

and
Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income,

stockholders’ equity

and cash

flows

for the

years then

ended, and

the

related notes

to
the

consolidated

financial

statements

(collectively,

the

“financial

statements”).

In

our

opinion,

the

financial
statements

present

fairly,

in

all

material

respects,

the

financial

position

of

the

Company

as

of

December

31,
2023 and

2022, and the

results of its

operations and its

cash flows for

the years then

ended, in conformity

with
accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses

effective

January

1,

2023,

due

to

the

adoption

of

Financial

Accounting

Standards

Board

Accounting
Standards Codification

No. 326
, Financial

Instruments –

Credit

Losses (ASC

326).

The Company

adopted the
new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted
and

continue

to

be

reported

in

accordance

with

the

previously

applicable

generally

accepted

accounting
principles. The adoption of the new credit loss

standard and its subsequent applications is also communicated as a critical audit matter below.
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
Allowance for Credit Losses
As

described

in

Note

5

to

the

Company’s

consolidated

financial

statements,

the

Company

has

a

gross

loan
portfolio of $557.3

million and related

allowance for credit

losses of $6.9

million as of

December 31, 2023. As
described by the Company in Note

1, the allowance for credit

losses is estimated by management using relevant
available

information, from

both

internal and

external sources,

relating

to

past

events,

current

conditions, and
reasonable and

supportable forecasts. The

Company’s credit

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

and loss

given default

(“LGD”), which

is the

estimate
of

the

amount

of

net

loss

in

the

event

of

default.

This

model

utilizes

historical

correlations

between

default
experience

and

certain

macroeconomic

factors

as

determined

through

a

statistical

regression

analysis.
Projections of

macroeconomic factors

are obtained

from an

independent

third party

and

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
We

identified the Company’s

estimate of the

allowance for credit losses

(“ACL”) as a critical

audit matter.

The
principal considerations for our

determination of the allowance for

credit losses as a

critical audit matter related
to

the

high degree

of

subjectivity in

the

Company’s

judgments

in

determining the

macroeconomic data

in the
reasonable and

supportable forecasts,

as well

as the

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

●
We

obtained

an

understanding

of

the

Company’s

process

for

establishing

the

ACL,

including

the
selection

and

application

of

forecasts

and

the

basis

for

development

and

related

adjustments

of

the
qualitative factor components of the ACL.
●
We

evaluated

the

design

and

tested

the

operating

effectiveness

of

controls

relating

to

management’s
determination of the ACL, including controls over:
o
Management’s

process

for

selection

of

forecasts

and

the

basis

for

development

of

qualitative
factors of the ACL.
o
Management’s

review

of

reliability

and

accuracy

of

data

used

to

calculate

and

estimate

the
various

components

of

the

ACL,

including

accuracy

of

the

calculation

and

validation
procedures.
o
Management’s process

to review the

reasonableness of the forecasts

and the qualitative

factors,
including any adjustments.

●
We

evaluated the

reasonableness of

management’s

application of

qualitative factor

adjustments to

the
ACL, including

the comparison

of factors

considered by

management to

third party

or internal

sources
as well as evaluated the appropriateness and level of the qualitative factor adjustments.
●
We

assessed

the

overall

trends

in

credit

quality,

including

adjustments

for

the

qualitative

factors

by
comparing the overall allowance for credit losses to those recorded by the Company’s peer institutions.
●
We

evaluated

subsequent

events

and

transactions

and

considered

whether

they

corroborated

or
contradicted the Company’s conclusion.
/s/
Elliott Davis, LLC
We have served as the Company's auditor since 2015.
Greenville, South Carolina
March 14, 2024

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(Dollars in thousands, except share data) 2023 2022
Assets:
Cash and due from banks $
27,127
$
11,608
Federal funds sold
31,412
9,300
Interest bearing bank deposits
12,830
6,346
Cash and cash equivalents
71,369
27,254
Securities available-for-sale

270,910
405,304
Loans, net of unearned income
557,294
504,458
Allowance for credit losses
(6,863)
(5,765)
Loans, net
550,431
498,693
Premises and equipment, net
45,535
46,575
Bank-owned life insurance
17,110
19,952
Other assets
19,900
26,110
Total assets $
975,255
$
1,023,888
Liabilities:
Deposits:
Noninterest-bearing

$
270,723
$
311,371
Interest-bearing
625,520
638,966
Total deposits
896,243
950,337
Federal funds purchased and securities sold under agreements to repurchase
1,486
2,551
Accrued expenses and other liabilities
1,019
2,959
Total liabilities
898,748
955,847
Stockholders' equity:
Preferred stock of $
0.01

par value; authorized

200,000

shares;
issued shares - none
—
—
Common stock of $
0.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,801
3,797
Retained earnings
113,398
116,600
Accumulated other comprehensive loss, net
(29,029)
(40,920)
Less treasury stock, at cost -
463,521

shares and
453,683

shares
at December 31, 2023 and 2022, respectively
(11,702)
(11,475)
Total stockholders’ equity
76,507
68,041
Total liabilities and stockholders’

equity
$
975,255
$
1,023,888
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Year ended December 31
(Dollars in thousands, except share and per share data) 2023 2022
Interest income:
Loans, including fees $
24,925
$
20,241
Securities:
Taxable
7,208
6,576
Tax-exempt
1,568
1,716
Federal funds sold and interest bearing bank deposits
673
1,012
Total interest income
34,374
29,545
Interest expense:
Deposits
7,974
2,319
Short-term borrowings
72
60
Total interest expense
8,046
2,379
Net interest income
26,328
27,166
Provision for credit losses
135
1,000
Net interest income after provision for credit

losses
26,193
26,166
Noninterest income:
Service charges on deposit accounts
603
598
Mortgage lending
430
650
Bank-owned life insurance
411
317
Gain on sale of premises and equipment —
3,234
Other
1,870
1,695
Securities (losses) gains, net
(6,295)
12
Total noninterest income
(2,981)
6,506
Noninterest expense:
Salaries and benefits
12,101
12,307
Employee retention credit
—
(1,569)
Net occupancy and equipment
2,954
2,742
Professional fees
1,299
975
FDIC and other regulatory assessments
631
404
Other
5,609
4,964
Total noninterest expense
22,594
19,823
Earnings before income taxes
618
12,849
Income tax (benefit) expense
(777)
2,503
Net earnings $
1,395
$
10,346
Net earnings per share:
Basic and diluted $
0.40
$
2.95
Weighted average shares

outstanding:
Basic and diluted
3,498,030
3,510,869
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Year ended December 31
(Dollars in thousands) 2023 2022
Net earnings $
1,395
$
10,346
Other comprehensive gain (loss), net of tax:
Unrealized net holding gain (loss) on securities
7,177
(41,802)
Reclassification adjustment for net loss (gain) on securities recognized in net earnings
4,714
(9)
Other comprehensive income (loss)
11,891
(41,811)
Comprehensive income (loss) $
13,286
$
(31,465)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury

(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Balance, December 31, 2021
3,520,485
$
39
3,794
109,974
891
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
(821)
Net earnings —
—
—
1,395
—
—
1,395
Other comprehensive income —
—
—
—
11,891
—
11,891
Cash dividends paid ($
1.08

per share)
—
—
—
(3,776)
—
—
(3,776)
Stock repurchases
(10,108)
—
—
—
—
(229)
(229)
Sale of treasury stock
270
—
4
—
—
2
6
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31
(In thousands) 2023 2022
Cash flows from operating activities:
Net earnings $
1,395
$
10,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
135
1,000
Depreciation and amortization
1,700
1,528
Premium amortization and discount accretion, net
2,380
3,091
Deferred tax (benefit) expense
(195)
686
Net loss (gain) on securities available for sale
6,295
(12)
Net gain on sale of loans held for sale
(71)
(309)
Net gain on other real estate owned
—
(162)
Loans originated for sale
(4,141)
(8,850)
Proceeds from sale of loans
4,174
10,424
Net loss (gain) on disposition of premises and equipment — (3,234)
Decrease (increase) in cash surrender value of bank owned life insurance
(359)
(317)
Income recognized from death benefit on bank-owned life insurance
(52)
—
Net decrease (increase) in other assets
2,652
(2,441)
Net decrease in accrued expenses and other liabilities
(2,011)
(770)
Net cash provided by operating activities $
11,902
$
10,980
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
111,269
4,860
Proceeds from maturities, paydowns and calls of securities available-for-sale
30,329
45,921
Purchase of securities available-for-sale
—
(93,106)
Increase in loans, net
(52,892)
(46,268)
Net purchases of premises and equipment
(418)
(7,049)
Increase in FHLB stock
(164)
(74)
Proceeds from bank-owned life insurance death benefit
216
—
Proceeds from surrender of bank-owned like insurance death benefit
3,037
—
Proceeds from sale of premises and equipment —
4,222
Proceeds from sale of other real estate owned —
536
Net cash provided by (used in) investing activities $
91,377
$
(90,958)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(40,648)
(4,761)
Net decrease in interest-bearing deposits
(13,446)
(39,145)
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
(1,065)
(897)
Stock repurchases
(229)
(504)
Dividends paid
(3,776)
(3,720)
Net cash used in financing activities $
(59,164)
$
(49,027)
Net change in cash and cash equivalents $
44,115
$
(129,005)
Cash and cash equivalents at beginning of period 27,254
156,259
Cash and cash equivalents at end of period $
71,369
$
27,254
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
7,516
$
2,341
Income taxes
1,230
1,351
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

Lee County, which includes the
Auburn-Opelika Metropolitan Statistical Area.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which are
managed as a single business segment. Significant intercompany transactions and accounts are eliminated in consolidation.
Revenue Recognition

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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires
management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure
of contingent assets and liabilities as of the balance sheet date and the reported amounts of income and expense during the
reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to
significant change in the near term include the determination of the allowance for credit losses, fair value measurements,
valuation of other real estate owned, and valuation of deferred tax assets.
Reclassifications

Certain amounts reported in the prior period have been reclassified to conform to the current

-period presentation. These
reclassifications had no impact on the Company’s

previously reported net earnings or total stockholders’ equity.
Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred
subsequent to December 31, 2023. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the
modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit
exposures.The transition adjustment upon the adoption of CECL on January 1, 2023 included an increase in the allowance
for credit losses on loans of $
1.0

million, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded loan commitments of $
0.1

million, which is recorded within other liabilities. The
Company recorded a net decrease to retained earnings of $
0.8

million as of January 1, 2023 for the cumulative effect of
adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded.
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

The Company elected not to measure an allowance for credit losses for accrued interest recei vable and instead elected to
reverse interest income on loans or securities that are placed on nonaccrual status,

which is generally when the instrument is
90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that
this policy results in the timely reversal of uncollectible interest.
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

consolidated financial statements.
Issued not yet effective accounting standards
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

15, 2023. The Company does not expect the
new standard to have a material impact on the Company’s

consolidated financial statements.
ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

Disclosures
, The amendments in this Update
enhance the transparency and decision usefulness of income tax disclosures.

For public business entities, the new standard
is effective for annual periods beginning after December 15, 2024.

The Company does not expect the new standard to have
a material impact on the Company’s consolidated

financial statements.

Cash Equivalents
Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest
bearing deposits with other banks, and federal funds sold.
Securities
Securities are classified based on management’s

intention at the date of purchase. At December 31, 2023, all of the
Company’s securities were classified

as available-for-sale. Securities available-for-sale are

used as part of the Company’s
interest rate risk and liquidity management strategy,

and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any
unrealized gains and losses reported in accumulated other comprehensive income (loss),

net of the deferred income tax
effects. Interest and dividends on securities, including the amortization of premiums and accretion of discounts are
recognized in interest income using the effective interest method.

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
Loans held for sale
The Company originates

residential mortgage loans for sale.

Such loans are carried at the lower of cost or estimated fair value in the aggregate.

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

The Bank makes various representations and warranties to the purchaser of the residential mortgage loans they originated
and sells, primarily to Fannie Mae.

Every loan closed by the Bank’s mortgage center is run

through Fannie Mea or other
purchasing government sponsored enterprise (“GSE”) automated underwriting system.

Any exceptions noted during this
process are remedied prior to sale.

These representations and warranties also apply to underwriting the real estate appraisal opinion of value for the collateral securing these loans.

Failure by the Company to comply with the underwriting and/or appraisal standards could result in the Company being required to repurchase the mortgage loan or to reimburse the investor
for losses incurred (make whole requests) if the Company cannot cure such failure within the specified period following
discovery.
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
after the contractual due date.

All accrued but unpaid interest is reversed against interest income when a loan is placed on nonaccrual status. Interest
received on such loans is accounted for using the cost-recovery method,

until the loan qualifies for return to accrual.

Loans
are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a
sustained period of repayment performance, and future payments are reasonably assured.

Otherwise, under the cost
recovery method, interest income is not recognized until the loan balance is reduced to zero.
Allowance for Credit Losses – Loans
The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net
amount expected to be collected on the loans.

Loans are charged off against the allowance when management

confirms the
loan balance is uncollectible.

Expected recoveries do not exceed the aggregate of amounts previously charged

-off and
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

The DCF model calculates an expected life-of-loan loss percentage by considering the forecasted probability that a
borrower will default (the “PD”), adjusted for relevant forecasted macroeconomic factors, and loss given default (“LGD”),
which is the estimate of the amount of net loss in the event of default.

This model utilizes historical correlations between
default experience and certain macroeconomic factors as determined through a statistical regression analysis.

The
forecasted Alabama unemployment rate is considered in the model for commercial and industrial, construction and land
development, commercial real estate, and residential real estate loans.

In addition, forecasted changes in the Alabama
home price index is considered in the model for construction and land development and residential real estate loans.

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
ASC 326.

At December 31, 2023, the liability for credit losses on off-balance-sheet credit exposures included in other
liabilities was $
0.3

million.
Provision for Credit Losses
The composition of the provision for credit losses for the respective periods is presented below.

Years ended December 31,
(Dollars in thousands) 2023 2022
Provision for credit losses:
Loans $
125

$
1,000

Unfunded commitments (1)
10

35

Total provision for credit

losses
$
135

$
1,035

(1)
Reserve requirements for unfunded commitments were reported

as a component of other noninterest expense prior
to the adoption of ASC 326.
Premises and Equipment
Land is carried at cost. Land improvements, buildings and improvements, and furniture,

fixtures, and equipment are carried
at cost, less accumulated depreciation computed on a straight-line method over the estimated useful lives of the assets or the
expected terms of the leases, if shorter.

Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Nonmarketable equity investments
Nonmarketable equity investments include equity securities that are not publicly traded and securities acquired for various
purposes. The Bank is required to maintain certain minimum levels of equity investments in (i) Federal Reserve Bank of
Atlanta based on the Bank’s capital stock and surplus,

and the (ii) Federal Home Bank of Atlanta (“FHLB – Atlanta”)
based on various factors including, the Bank’s

total assets, its borrowings and outstanding letters of credit from the FHLB

-
Atlanta and its “acquired member asset” sales to FHLB - Atlanta.

These nonmarketable equity securities are accounted for
at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their
ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par
value by the respective issuer bank or, in the case of FHLB

– Atlanta stock upon FHLB – Atlanta approval sale to another member of FHLB – Atlanta and law applicable to the member.

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

Mortgage Servicings Rights
The Company recognizes as assets the rights to service mortgage loans which it originates and sells to others, principally
Fannie Mae.

These servicing rights are called “MSRs”.

The Company determines the fair value of MSRs on sold loans at the date the loan is transferred.

An estimate of the Company’s MSRs is determined

using assumptions that market
participants would use in estimating future net servicing income, including estimates of prepayment speeds, discount rate,
default rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income, and late fees.
Subsequent to the date of sale of the residential mortgage loans, the Company has elected to measure its MSRs on such sold
mortgage loans under the amortization method.

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

MSRs are included in the other assets category in the accompanying consolidated balance sheets at the lower of
cost or fair value.

See Note 14 “Fair Value”
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

It is the Company’s policy to recognize
interest and penalties related to income tax matters in income tax expense. The Company and its wholly-owned subsidiaries
file consolidated Federal and State of Alabama income tax returns.
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

As of December 31, 2023 and 2022, respectively,
the Company had no such securities or other rights issued or outstanding, and therefore,

no dilutive effect to consider for
the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

Year ended December 31
(Dollars in thousands, except share and per share data) 2023 2022
Basic and diluted:
Net earnings $
1,395
$
10,346
Weighted average common

shares outstanding
3,498,030
3,510,869
Net earnings per share $
0.40
$
2.95

NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At December 31, 2023, the Company did not have any consolidated VIEs and had one nonconsolidated VIE, which is
discussed below.
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

The Company had one NMTC investment with a balance of

$1.7 million and $
2.1

million at
December 31, 2023 and 2022, respectively,

which is included in other assets in the Company’s

consolidated balance sheets
as a VIE. While the Company’s investment

exceeds 50% of the outstanding equity interests in this VIE, the Company does not consolidate the VIE because the Company lacks the power to direct the activities of the

VIE, and therefore is not a
primary beneficiary of the VIE.

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
1,708
$
1,708
Other assets

NOTE 4: SECURITIES
At December 31, 2023 and 2022, respectively,

all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2023 and 2022, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2023
Agency obligations (a)
$
331
10,339
43,209
—
53,879
—
8,195
$
62,074
Agency MBS (a)
32
15,109
22,090
161,058
198,289
—
27,838
226,127
State and political subdivisions
—
—
9,691
9,051
18,742
1
2,731
21,472
Total available-for-sale
$
363
25,448
74,990
170,109
270,910
1
38,764
$
309,673
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

Expected lives of
these securities may differ from contractual maturities because (i)

issuers may have the right to call or repay such securities
obligations with or without prepayment penalties and (ii) loans included in Agency MBS generally have the right to prepay
such loans in whole or in part at any time.
Securities with aggregate fair values of $
211.8

million and $
208.3

million at December 31, 2023 and 2022, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase,

FHLB advances, and for other
purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.

The
carrying amounts of nonmarketable equity investments were $
1.4

million and $
1.2

million at December 31, 2023 and 2022,
respectively.

Nonmarketable equity investments include FHLB-Atlanta

stock, Federal Reserve Bank stock, and stock in a
privately held financial institution.

Fair Value

and Gross Unrealized Losses
The fair values and gross unrealized losses on securities at December 31,

2023 and 2022, respectively, segregated

by those
securities that have been in an unrealized loss position for less than 12 months and 12 months or more are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2023:
Agency obligations

$
—
—
53,879
8,195
53,879
$
8,195
Agency MBS
66
1
198,223
27,837
198,289
27,838
State and political subdivisions
793
2
14,408
2,729
15,201
2,731
Total

$
859
3
266,510
38,761
267,369
$
38,764

December 31, 2022:
Agency obligations

$
55,931
4,161
69,687
11,665
125,618
$
15,826
Agency MBS
70,293
5,842
147,867
27,304
218,160
33,146
State and political subdivisions
44,777
2,176
13,043
3,505
57,820
5,681
Total

$
171,001
12,179
230,597
42,474
401,598
$
54,653
For the securities in the

previous table, the Company

considers the severity of

the unrealized loss

as well as the Company’s
intent to

hold the

securities to

maturity or

the recovery

of the

cost basis.

Unrealized losses

have not

been recognized

into
income

as the decline in

fair value is largely

due to changes in

interest rates and other

market conditions.

For the securities
in the

previous table,

as of

December 31,

2023, management

does not

intend to

sell and

it is

likely that

management will
not be required to sell the securities prior to their anticipated recovery.

Agency Obligations

Investments

in

agency

obligations

are

guaranteed

of

full

and

timely

payments

by

the

issuing

agency.

Based

on
management's

analysis

and

judgement,

there

were

no

credit

losses attributable

to

the

Company’s

investments

in
agency obligations at December 31, 2023.

Agency MBS
Investments in

agency MBS

are issued

by Ginnie

Mae, Fannie

Mae, and

Freddie Mac.

Each of

these agencies

provide

a
guarantee of full and timely

payments of principal and

interest by the issuing agency.

Based on management's analysis

and
judgement, there were no credit losses attributable to the Company’s investments in agency MBS at December 31, 2023.

State and Political Subdivisions

Investments

in

state

and

political

subdivisions

are

securities

issued

by

various municipalities

in

the

United

States.

The
majority

of

the

portfolio was

rated

AA

or

higher,

with

no

securities

rated

below

investment

grade

at

December

31,
2023.

Based

on

management's

analysis

and

judgement,

there

were

no

credit

losses

attributable

to

the

Company’s
investments in state and political subdivisions at December 31, 2023.
Realized Gains and Losses
The following table presents the gross realized gains and losses on sales related to securities.

(Dollars in thousands) 2023 2022
Gross realized gains $
1
48
Gross realized losses
(6,296)
(36)
Realized gains, net $
(6,295)
12

NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

December 31
(In thousands) 2023 2022
Commercial and industrial $
73,374
$
66,212
Construction and land development
68,329
66,479
Commercial real estate:
Owner occupied
66,783
61,125
Hotel/motel
39,131
33,378
Multifamily
45,841
41,084
Other
135,552
128,986
Total commercial real estate
287,307
264,573
Residential real estate:
Consumer mortgage
60,545
45,370
Investment property
56,912
52,278
Total residential real estate
117,457
97,648
Consumer installment
10,827
9,546
Total loans, net of unearned income
557,294
504,458
Loans secured by real estate were approximately
84.9
% of the total loan portfolio at December 31, 2023.

At December 31,
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
Commercial real estate

(“CRE”) —
includes loans disaggregated in these classes:

Owner occupied

– includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers.

Generally the primary source

of loan repayment are the cash flows from the business operations and activities of the borrower, who owns the

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

The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2023
and 2022.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2023:
Commercial and industrial $
73,108
266
—
73,374
—
$
73,374
Construction and land development
68,329
—
—
68,329
—
68,329
Commercial real estate:
Owner occupied
66,000
—
—
66,000
783
66,783
Hotel/motel
39,131
—
—
39,131
—
39,131
Multifamily
45,841
—
—
45,841
—
45,841
Other
135,552
—
—
135,552
—
135,552
Total commercial real estate
286,524
—
—
286,524
783
287,307
Residential real estate:
Consumer mortgage
60,442
—
—
60,442
103
60,545
Investment property
56,597
290
—
56,887
25
56,912
Total residential real estate
117,039
290
—
117,329
128
117,457
Consumer installment
10,781
46
—
10,827
—
10,827
Total $
555,781
602
—
556,383
911
$
557,294

December 31, 2022:
Commercial and industrial $
65,764
5
—
65,769
443
$
66,212
Construction and land development
66,479
—
—
66,479
—
66,479
Commercial real estate:
Owner occupied
61,125
—
—
61,125
—
61,125
Hotel/motel
33,378
—
—
33,378
—
33,378
Multifamily
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

The following table presents credit quality
indicators for the loan portfolio segments and classes by year of origination as of December

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
Revolving
Loans
Total

Loans
December 31, 2023:

Commercial and industrial
Pass $
1,187
334
2,220
22,152
2,363
44,780
77
$
73,113
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
206
55
—
261
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
1,187
334
2,220
22,152
2,569
44,835
77
73,374
Current period gross charge-offs
—
—
13
—
151
—
—
164
Construction and land development
Pass
6,771
13,326
11,461
11,070
4,329
20,758
614
$
68,329
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
6,771
13,326
11,461
11,070
4,329
20,758
614
68,329
Current period gross charge-offs
—
—
—
—
—
—
—
—
Commercial real estate:
Owner occupied
Pass
39
4,705
9,514
14,684
3,405
33,343
—
$
65,690
Special mention
—
—
—
—
—
260
—
260
Substandard
—
—
—
—
—
50
—
50
Nonaccrual
—
—
—
—
—
783
—
783
Total owner occupied
39
4,705
9,514
14,684
3,405
34,436
—
66,783
Current period gross charge-offs
—
—
—
—
—
—
—
—
Hotel/motel
Pass
—
1,423
7,364
8,428
3,938
17,978
—
$
39,131
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
—
1,423
7,364
8,428
3,938
17,978
—
39,131
Current period gross charge-offs
—
—
—
—
—
—
—
—

(Dollars in thousands) 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans
Total

Loans
December 31, 2023:

Multi-family
Pass
—
81
8,292
6,765
151
30,552
—
45,841
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
—
81
8,292
6,765
151
30,552
—
45,841
Current period gross charge-offs
—
—
—
—
—
—
—
—
Other
Pass
3,225
5,234
20,796
27,979
5,771
72,393
—
135,398
Special mention
—
—
—
—
—
—
—
—
Substandard
154
—
—
—
—
—
—
154
Nonaccrual
—
—
—
—
—
—
—
—
Total other
3,379
5,234
20,796
27,979
5,771
72,393
—
135,552
Current period gross charge-offs
—
—
—
—
—
—
—
—
Residential real estate:
Consumer mortgage
Pass
5,624
7,483
13,500
4,332
2,427
22,164
3,890
59,420
Special mention
249
—
—
56
—
190
—
495
Substandard
160
84
58
—
209
16
—
527
Nonaccrual
—
—
45
—
—
58
—
103
Total consumer mortgage
6,033
7,567
13,603
4,388
2,636
22,428
3,890
60,545
Current period gross charge-offs
—
—
—
—
—
—
—
—
Investment property
Pass
9,358
11,630
10,299
5,252
910
16,352
2,521
56,322
Special mention
—
—
—
—
—
41
—
41
Substandard
—
233
43
—
—
—
248
524
Nonaccrual
—
—
—
—
—
25
—
25
Total investment property
9,358
11,863
10,342
5,252
910
16,418
2,769
56,912
Current period gross charge-offs
—
—
—
—
—
—
—
—
Consumer installment
Pass
58
29
728
2,466
1,227
6,210
—
10,718
Special mention
—
—
—
27
—
18
—
45
Substandard
—
—
12
25
—
27
—
64
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
58
29
740
2,518
1,227
6,255
—
10,827
Current period gross charge-offs
34
57
13
1
—
—
—
105
Total loans
Pass
26,262
44,245
84,174
103,128
24,521
264,530
7,102
553,962
Special mention
249
—
—
83
—
509
—
841
Substandard
314
317
113
25
415
148
248
1,580
Nonaccrual
—
—
45
—
—
866
—
911
Total loans $
26,825
44,562
84,332
103,236
24,936
266,053
7,350
$
557,294
Total current period gross charge-offs $
34
57
26
1
151
—
—
269

(In thousands)

Pass

Special
Mention
Substandard
Accruing Nonaccrual Total loans
December 31, 2022
Commercial and industrial $
65,550
7
212
443
$
66,212
Construction and land development
66,479
—
—
—
66,479
Commercial real estate:
Owner occupied
60,726
238
161
—
61,125
Hotel/motel
33,378
—
—
—
33,378
Multifamily
41,084
—
—
—
41,084
Other
126,700
170
—
2,116
128,986
Total commercial real estate
261,888
408
161
2,116
264,573
Residential real estate:
Consumer mortgage
44,172
439
587
172
45,370
Investment property
51,987
43
248
—
52,278
Total residential real estate
96,159
482
835
172
97,648
Consumer installment
9,498
1
47
—
9,546
Total $
499,574
898
1,255
2,731
$
504,458
The following table is a summary of the Company’s

nonaccrual loans by major categories as of December 31, 2023 and
2022.

CECL Incurred Loss
December 31, 2023 December 31, 2022
Nonaccrual Nonaccrual Total
Loans with Loans with an Nonaccrual Nonaccrual
(Dollars in thousands) No Allowance Allowance Loans Loans
Commercial and industrial $ — — — $
443
Commercial real estate
783
—
783
2,116
Residential real estate —
128
128
172
Total

$
783
128
911
$
2,731
The Company did not recognize any interest income on nonaccrual loans during 2023.
The Company designates individually evaluated loans on nonaccrual status as collateral

-dependent loans, as well as other
loans that management of the Company designates as having higher risk.

Collateral-dependent loans are loans for which
the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is
experiencing financial difficulty.

These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses.

Under CECL, for collateral-dependent loans,
the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of
collateral.

The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair
value of the loan’s collateral, which is adjusted for

liquidation costs/discounts, and amortized costs.

If the fair value of the
collateral exceeds the amortized cost, no allowance is required.
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses:

(Dollars in thousands) Real Estate Total Loans
December 31, 2023:
Commercial real estate $
783
$ 783
Total

$
783
$
783
The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
47

thousand and $
26

thousand for the years ended December 31, 2023
and 2022, respectively.

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

The following table details the changes in the allowance for credit losses by portfolio segment for the years ended
December 31, 2023 and 2022.

(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2021 $
857
518
2,739
739
86
$
4,939
Charge-offs
(222)
—
—
—
(70)
(292)
Recoveries
7
—
23
26
62
118
Net (charge-offs) recoveries
(215)
—
23
26
(8)
(174)
Provision
105
431
347
63
54
1,000
Balance, December 31, 2022 $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
(164)
—
—
—
(105)
(269)
Recoveries
204
—
—
14
5
223
Net recoveries (charge-offs)
40
—
—
14
(100)
(46)
Provision
(31)
28
(61)
51
138
125
Balance, December 31, 2023 $
1,288
960
3,921
546
148
$
6,863
The following table presents an analysis of the allowance for loan losses and recorded investment in loans by portfolio
segment and impairment methodology as of December 31, 2022, as determined, prior to adoption of ASC 326.

Collectively evaluated (1) Individually evaluated (2) Total
Allowance Recorded Allowance Recorded Allowance Recorded
for loan investment for loan investment for loan investment
(In thousands) losses in loans losses in loans losses in loans
December 31, 2022:
Commercial and industrial $
688
65,769
59
443
747
$
66,212
Construction and land
development
949
66,479
—
—
949
66,479
Commercial real estate
2,663
262,457
446
2,116
3,109
264,573
Residential real estate
828
97,648
—
—
828
97,648
Consumer installment
132
9,546
—
—
132
9,546
Total $
5,260
501,899
505
2,559
5,765
$
504,458
(1) Represents loans collectively evaluated for impairment

prior to the adoption of ASC 326, in accordance with

ASC 450-20,
Loss
Contingencies,
and pursuant to amendments by ASU 2010-20 regards allowance

for non-impaired loans.
(2) Represents loans individually evaluated for impairment,

prior to adoption of ASC 326,

in accordance with ASC 310-30,
Receivables ,
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
$ —
Commercial real estate:
Owner occupied
858
(3)
855
—
Total commercial real estate
858
(3)
855
—
Total

1,068
(4)
1,064
—
With allowance recorded:
Commercial and industrial
234
—
234
59
Commercial real estate:
Owner occupied
1,261
—
1,261
446
Total commercial real estate
1,261
—
1,261
446
Total

1,495
—
1,495
505
Total

impaired loans
$
2,563
(4)
$
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

As of December 31,
2023, the Company had no loans that would have previously required disclosure as TDRs.

The following table provides the average recorded investment in impaired loans, if any, by portfolio

segment, and the
amount of interest income recognized on impaired loans after impairment by portfolio segment and class for the year ended
December 31, 2022 as determined under ASC 310 prior to adoption of ASC 326.

Year ended December 31, 2022
Average recorded Total interest
(In thousands) investment income recognized
Impaired loans:
Commercial and industrial $
34
$
—
Commercial real estate:
Owner occupied
163
—
Other
153
—
Total commercial real estate
316
—
Residential real estate:
Investment property
5
—
Total residential real estate
5
—
Total

$
355
$
—
NOTE 6: PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2023 and 2022 is presented below.

December 31
(Dollars in thousands) 2023 2022
Land and improvements $
12,800
12,788
Buildings and improvements
35,442
35,241
Furniture, fixtures, and equipment
3,986
3,861
Construction in progress
39
39
Total premises and equipment
52,267
51,929
Less:

accumulated depreciation
(6,732)
(5,354)
Premises and equipment, net $
45,535
46,575
Depreciation expense was approximately $
1.4

million and $
1.2

million for the years ended December 31, 2023 and 2022,
respectively, and is a component of

net occupancy and equipment expense in the consolidated statements of earnings.
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
December 31, 2023 and 2022.

Year ended December 31
(Dollars in thousands) 2023 2022
Beginning balance
$
1,151
1,309
Additions, net
38
111
Amortization expense
(197)
(269)
Ending balance
$
992
1,151
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,369
1,908
End of period
2,382
2,369
Data and assumptions used in the fair value calculation related to MSRs at December

31, 2023 and 2022, respectively,

are
presented below.

December 31
(Dollars in thousands) 2023 2022
Unpaid principal balance
$
216,648
234,349
Weighted average prepayment

speed (CPR)
6.0
%
7.6
Discount rate (annual percentage)
10.5
%
9.5
Weighted average coupon

interest rate
3.5
%
3.4
Weighted average remaining

maturity (months)
245
256
Weighted average servicing

fee (basis points)
25.0
25.0
At December 31, 2023, the weighted average amortization period for MSRs was
7.5

years.

Estimated amortization expense
for each of the next five years is presented below.

(Dollars in thousands) December 31, 2023
2024 $
126
2025
112
2026
100
2027
88
2028
78

NOTE 8:

DEPOSITS
At December 31, 2023, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands) December 31, 2023
2024 $
166,433
2025
13,456
2026
3,410
2027
12,695
2028
2,221
Thereafter
—
Total certificates of deposit and

other time deposits

$
198,215
Additionally, at December 31,

2023 and 2022, approximately $
97.6

million and $
57.4

million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.
At December 31, 2023 and 2022, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.
NOTE 9: LEASE COMMITMENTS
We lease certain office

facilities and equipment under operating leases. Rent expense for all operating leases totaled $
0.2
million for both years ended December 31, 2023 and 2022.

Aggregate lease right of use assets were $
485

thousand and
$
588

thousand at December 31, 2023 and 2022, respectively.

Aggregate lease liabilities were $
509

thousand and $
611
thousand at December 31, 2023 and 2022, respectively.

Rent expense includes amounts related to items that are not
included in the determination of lease right of use assets including expenses related to short-term leases totaling $
0.1
million for the year ended December 31, 2023.
Lease payments under operating leases that were applied to our operating lease liability totaled

$
123

thousand during the
year ended December 31, 2023. The following table reconciles future undiscounted lease payments due under non-
cancelable operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December
31, 2023.

(Dollars in thousands)
Future lease
payments
2024 $
123
2025
114
2026
96
2027
96
2028
81
Thereafter
41
Total undiscounted operating

lease liabilities
$
551
Imputed interest
42
Total operating lease liabilities

included in the accompanying consolidated balance sheets
$ 509
Weighted-average lease terms

in years
5.01
Weighted-average discount rate
3.20
%

NOTE 10:

OTHER COMPREHENSIVE LOSS
Comprehensive income

is defined

as the

change in

equity from

all transactions

other than

those with

stockholders,

and

it
includes net earnings and other

comprehensive loss.

Other comprehensive loss

for the years ended

December 31, 2023 and
2022, is presented below.

Pre-tax Tax benefit
Net of

(Dollars in thousands) amount (expense) tax amount
2023:
Unrealized net holding gain on securities $
9,584
(2,407)
7,177
Reclassification adjustment for net loss on securities recognized in net earnings
6,295
(1,581)
4,714
Other comprehensive income $
15,879
(3,988)
11,891
2022:
Unrealized net holding loss on securities $
(55,819)
14,017
(41,802)
Reclassification adjustment for net gain on securities recognized in net earnings
(12)
3
(9)
Other comprehensive loss $
(55,831)
14,020
(41,811)
NOTE 11:

INCOME TAXES
For the years ended December 31, 2023 and 2022 the components of income tax expense from continuing operations are
presented below.

Year ended December 31
(Dollars in thousands) 2023 2022
Current income tax (benefit) expense:
Federal $
(448)
1,461
State
(134)
356
Total current income tax (benefit) expense
(582)
1,817
Deferred income tax (benefit) expense:
Federal
(293)
556
State
98
130
Total deferred

income tax (benefit) expense
(195)
686
Total income tax (benefit) expense

$
(777)
2,503

Total income tax expense differs

from the amounts computed by applying the statutory federal income tax rate of 21%

to
earnings before income taxes.

A reconciliation of the differences for the years ended December 31,

2023 and 2022, is
presented below.

2023 2022
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
618
12,849
Income taxes at statutory rate
130
21.0
%
2,698
21.0
%
Tax-exempt interest
(493)
(79.8)
(523)
(4.1)
State income taxes, net of

federal tax effect
(43)
(7.0)
346
2.7
New Markets Tax Credit
(356)
(57.6)
(356)
(2.8)
Bank-owned life insurance
(88)
(14.2)
141
1.1
Other
73
11.9
197
1.6
Total income tax (benefit) expense

$
(777)
(125.7)
%
2,503
19.5
%
At December 31, 2023 and 2022, the Company had a net deferred tax asset of $10.3 million and $13.8 million, respectively,
included in other assets on the consolidated balance sheet.

The tax effects of temporary differences that

give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December

31, 2023 and 2022 are presented
below.

December 31
(Dollars in thousands) 2023 2022
Deferred tax assets:
Allowance for credit losses $
1,724
1,448
Unrealized loss on securities
9,734
13,722
Net operating loss carry-forwards
253
—
Tax credit carry-forwards
356
—
Accrued bonus

185
228
Right of use liability
128
153
Other
71
70
Total deferred

tax assets
12,451
15,621
Deferred tax liabilities:
Premises and equipment
1,315
767
Originated mortgage servicing rights
249
289
Right of use asset
122
148
New Markets Tax Credit investment
181
179
Other
332
469
Total deferred

tax liabilities
2,199
1,852
Net deferred tax asset $
10,252
13,769
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

-not that the Company will realize the benefits of these
deductible differences at December 31, 2023.

The amount of the deferred tax assets considered realizable, however,

could
be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2023 and 2022, is presented

below.

Year ended December 31
(Dollars in thousands) 2023 2022
Net deferred tax asset (liability):
Balance, beginning of year $ 13,769
435
Cumulative effect of change in accounting standard
276 —
Deferred tax expense related to continuing operations
195
(686)
Stockholders' equity, for accumulated

other comprehensive income
(3,988)
14,020
Balance, end of year
$
10,252
13,769
ASC 740, Income Taxes,

defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.

This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.

As of December 31, 2023, the
Company had no unrecognized tax benefits related to federal or state income tax matters.

The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during 2024 relative to any tax positions taken prior to
December 31, 2023.

As of December 31, 2023, the Company has accrued no interest and no penalties related to uncertain tax positions.

It is the Company’s policy to recognize interest

and penalties related to income tax matters in income tax
expense.

The Company and its subsidiaries file consolidated U.S. federal and State of Alabama income tax returns.

The Company is
currently open to audit under the statute of limitations by the Internal Revenue Service and the State of

Alabama for the
years ended December 31, 2020 through 2023.

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

eligible
compensation, for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching
contributions to the Plan were approximately $
0.3

million for the years ended December 31, 2023 and 2022, respectively, and are included in salaries and benefits expense.
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
At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amount represents
credit risk.

December 31
(Dollars in thousands) 2023 2022
Commitments to extend credit $
73,606
$
87,657
Standby letters of credit
629
1,041

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition
established in the commitment agreement and provided the commitments are not otherwise cancelable by the Bank.

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The
commitments for lines of credit may expire without being drawn upon.

Therefore, total commitment amounts do not
necessarily represent future cash requirements.

The amount of collateral obtained, if it is deemed necessary by the
Company, is based on management’s

credit evaluation of the customer.

The Company records an allowance for credit
losses on off-balance sheet exposures, unless the commitments to extend credit are unconditionally cancelable, through a
charge to provision for credit losses in the Company’s

Consolidated Statement of Earnings, prior to the adoption of ASC
326, changes in the allowance were recorded as a component of other noninterest expense.

The allowance for credit losses
related to unfunded commitments was $
0.3

million and $
0.2

million at December 31, 2023 and 2022, respectively,

and is
included in other liabilities on the Company’s

Consolidated Balance Sheet.

See “Note 1: Summary of Significant
Accounting Policies – Allowanace for credit losses –

Unfunded commitments.”
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

The Company has a recorded a liability for the estimated fair value of these standby letters of credit in the amount of $
9
thousand and $
16

thousand at December 31, 2023 and 2022, respectively.
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

31, 2023 and 2022, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
31, 2023 and 2022, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2023:
Securities available-for-sale:
Agency obligations

$
53,879
—
53,879
—
Agency MBS
198,289
—
198,289
—
State and political subdivisions
18,742
—
18,742
—
Total securities available-for-sale
270,910
—
270,910
—
Total

assets at fair value
$
270,910
—
270,910
—
December 31, 2022:
Securities available-for-sale:
Agency obligations

$
125,617
—
125,617
—
Agency MBS
218,160
—
218,160
—
State and political subdivisions
61,527
—
61,527
—
Total securities available-for-sale
405,304
—
405,304
—
Total

assets at fair value
$
405,304
—
405,304
—
Assets and liabilities measured at fair value on a nonrecurring basis
Collateral Dependent Loans
Collateral dependent loans are measured at the fair value of the collateral securing loan less estimated selling costs.

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

Collateral dependent loans are classified within Level 3
of the hierarchy due to the unobservable inputs used in determining their fair value such as collateral values and the
borrower’s underlying financial condition.

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
December 31, 2023 and 2022, respectively,

by caption, on the accompanying consolidated balance sheets and by

ASC 820
valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2023:
Loans, net
(1)
$
783
—
—
783
Other assets (2)
992
—
—
992
Total assets at fair value $
1,775
—
—
1,775
December 31, 2022:
Loans, net
(3)
$
2,054
—
—
2,054
Other assets (2)
1,151
—
—
1,151
Total assets at fair value $
3,205
—
—
3,205
(1)
Loans considered collateral dependent under ASC 326
(2)
Represents MSRs, net carried at lower of cost or estimated fair value.
(3)
Loans considered impaired under ASC 310-10-35 Receivables, prior to the adoption of ASC 326. This amount reflects
the recorded investment in impaired loans, net of any related allowance for loan losses.
Quantitative Disclosures for Level 3 Fair Value

Measurements
At December 31, 2023 and 2022, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level
3 assets measured at fair value on a non-recurring basis as of December 31,

2023 and 2022, the significant unobservable
inputs used in the fair value measurements are presented below.

Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique

Unobservable Input
Range of Input
December 31, 2023:
Collateral dependent loans $
783
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
992
Discounted cash flow Prepayment speed or CPR
5.9
-
10.6
%
6.0
%

Discount rate
10.5
-
12.5
%
10.5
%
December 31, 2022:
Impaired loans $
2,054
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
1,151
Discounted cash flow Prepayment speed or CPR
5.2
-
18.6
%
7.6
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
The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at December 31, 2023 and 2022 are presented below.

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

Fair Value Hierarchy
Carrying

Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2023:
Financial Assets:
Loans, net (1) $
550,431
$
526,372
$
—
$
—
$
526,372
Financial Liabilities:
Time Deposits $
198,215
$
195,171
$
—
$
195,171
$
—
December 31, 2022:
Financial Assets:
Loans, net (1) $
498,693
$
484,007
$
—
$
—
$
484,007
Financial Liabilities:
Time Deposits $
150,375
$
150,146
$
—
$
150,146
$
—
(1) Represents loans, net and the allowance for credit losses.

The fair value of loans was measured using

an exit price notion.
NOTE 15: RELATED PARTY

TRANSACTIONS
The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and
executive officers of the Company,

the Bank, and their immediate families and affiliates.

These persons, corporations, and
firms have had transactions in the ordinary course of business with the Company and

Bank, including borrowings, all of
which management believes were on substantially the same terms, including interest rates and collateral, as those prevailing
at the time of comparable tranactions with unaffiliated persons and did not involve more than the normal risk of
collectability or present other unfavorable features.

A summary of such outstanding loans is presented below:

(Dollars in thousands) Amount
Loans outstanding at December 31, 2022
$
1,646
New loans/advances
567
Repayments
(316)
Loans outstanding at December 31, 2023
$
1,897

During 2023 and 2022, certain executive officers,

directors and principal shareholders’ of the Company and the Bank, including companies and related parties with which they are affiliated,

were deposit customers of the bank.

Total deposits
for these persons at December 31, 2023 and 2022 amounted to $
21.1

million and $
22.8

million, respectively.
NOTE 16: REGULATORY

RESTRICTIONS AND CAPITAL

RATIOS
As required by the Economic Growth, Regulatory Relief, and Consumer Protection

Act of 2018, the Federal Reserve Board
issued rule that expanded applicability of the Board’s

small bank holding company policy statement (the “Small BHC
Policy Statement”) and has been added as Appendix C to Federal Reserve Regulation Y.

These increased the Small BHC
Policy Statement’s asset limit from $1

billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2)

does not conduct
significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-
preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for
supervisory purposes, the Federal Reserve may exclude a company from this asset level increase. The Federal Reserve has
treated the Company as a small bank holding company for purposes of the Small BHC Policy Statement and therefore has
considered only the Bank’s capital and not the

Company’s consolidated capital.

The Bank remains subject to regulatory capital requirements of the Alabama

Banking Department and the Federal Reserve.
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

-balance sheet items as calculated
under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by
the regulators about components, risk weightings, necessary capital to support risks and other factors.

Notwithstanding the
minimum capital requirements, Federal Reserve Regulation Q states that a Federal Reserve

-regulated institution must
maintain capital commensurate with the level and nature of all risks to which such institution is exposed.
Federal Reserve Regulation Q limits “distributions” and discretionary bonus payments from eligible retained income” by
sate member banks, such as the Bank, unless its capital conservation buffer of common equity Tier 1 capital (“CET1”)
exceeds 2.5%. “Distributions” include dividends declared or paid on common stock, and stock repurchases, redemptions or
repurchases of Tier 2 capital instruments (unless replaced

by a capital instrument in the same quarter). “Eligible retained income” for the Bank and other Federal Reserve regulated institutions is the greater of:
(A) The Board-regulated institution's net income, calculated in accordance with the instructions to the institution’s FR Y–
9C or Call Report, for the four calendar quarters preceding the current calendar quarter,

net of any distributions and
associated tax effects not already reflected in net income; and

(B) The average of the Board-regulated institution’s

net income, calculated in accordance with the instructions to the institutions’ FR Y–9C or Call Report, as applicable, for the four calendar quarters preceding the current calendar quarter.

The Bank’s Call Report is used for its calculation

of “eligible retained income”.
As of December 31, 2023, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier

1, total risk-based, Tier 1 risk-
based, and Tier 1 leverage ratios as set forth in the

following table. Management has not received any notification from the
Bank's regulators that changes the Bank’s regulatory

capital status.

The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2023 and 2022
are presented below.

Minimum for capital
Minimum to be

Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2023:
Tier 1 Leverage Capital $
103,886
9.72
% $
42,732
4.00
% $
53,415
5.00
%
Common Equity Tier 1 Capital
103,886
14.52
32,194
4.50
46,503
6.50
Tier 1 Risk-Based Capital
103,886
14.52
42,926
6.00
57,234
8.00
Total Risk-Based Capital
111,035
15.52
57,234
8.00
71,543
10.00
At December 31, 2022:
Tier 1 Leverage Capital $
106,886
10.01
% $
42,716
4.00
% $
53,394
5.00
%
Common Equity Tier 1 Capital
106,886
15.39
31,252
4.50
45,142
6.50
Tier 1 Risk-Based Capital
106,866
15.39
41,669
6.00
55,559
8.00
Total Risk-Based Capital
112,851
16.25
55,559
8.00
69,449
10.00
Dividends paid by the Bank are a principal source of funds available to the Company for payment of dividends to its
stockholders and for other needs which are restricted by Alabama and Federal law and regulations as described above.
Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2023, the
Bank could have declared additional dividends of approximately $
8.2

million without prior approval of regulatory
authorities.

As a result of this limitation, approximately $
68.3

million of the Company’s investment in the Bank

was
restricted from transfer in the form of dividends.

NOTE 17: AUBURN NATIONAL

BANCORPORATION

(PARENT COMPANY)
The Parent Company’s condensed balance sheets

and related condensed statements of earnings and cash flows are as follows.

CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2023 2022
Assets:
Cash and due from banks
$
1,277
1,700
Investment in bank subsidiary
74,857
65,967
Other assets
523
522
Total assets
$
76,657
68,189
Liabilities:
Accrued expenses and other liabilities $
150
148
Total liabilities
150
148
Stockholders' equity
76,507
68,041
Total liabilities and stockholders'

equity
$
76,657
68,189

CONDENSED STATEMENTS

OF EARNINGS
Year ended December 31
(Dollars in thousands) 2023 2022
Income:
Dividends from bank subsidiary
$
3,776
3,719
Noninterest income
8
78
Total income
3,784
3,797
Expense:
Noninterest expense
239
326
Total expense
239
326
Earnings before income tax expense and equity
in undistributed earnings of bank subsidiary
3,545
3,471
Income tax benefit
(30)
(48)
Earnings before equity in undistributed earnings
of bank subsidiary
3,575
3,519
Equity in (distributed) undistributed earnings of bank subsidiary
(2,180)
6,827
Net earnings $
1,395
10,346

CONDENSED STATEMENTS

OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2023 2022
Cash flows from operating activities:
Net earnings
$
1,395
10,346
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net (increase) decrease in other assets
(1)
108
Net increase (decrease) in other liabilities
8
(408)
Equity in (distributed) undistributed earnings of bank subsidiary
2,180
(6,827)
Net cash provided by operating activities
3,582
3,219
Cash flows from financing activities:
Dividends paid
(3,776)
(3,720)
Stock repurchases
(229)
(504)
Net cash used in financing activities
(4,005)
(4,224)
Net change in cash and cash equivalents
(423)
(1,005)
Cash and cash equivalents at beginning of period 1,700
2,705
Cash and cash equivalents at end of period $
1,277
1,700

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

Under the direction of the Company’s Chief Executive

Officer and Chief Financial Officer,

management has assessed the
effectiveness of the Company’s

internal control over financial reporting as of December 31, 2023 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”) in Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December 31,

2023.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm
regarding internal control over financial reporting because it is a smaller reporting company.

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
Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Earnings for the years ended December 31,

2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December

31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December

31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31,

2023 and

2022
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
Alabama, on March 14, 2024.

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
March 14, 2024

/S/ W.

JAMES WALKER,

IV
W.

James Walker,

IV

SVP,

Chief Financial Officer
(Principal Financial and Accounting Officer)
March 14, 2024

/S/ ROBERT W.

DUMAS
Robert W.

Dumas

Chairman of the Board March 14, 2024

/S/ C. WAYNE

ALDERMAN
C. Wayne Alderman

Director March 14, 2024

/S/ TERRY W.

ANDRUS
Terry W.

Andrus

Director March 14, 2024

/S/ J. TUTT BARRETT
J. Tutt Barrett

Director March 14, 2024

/S/ LAURA J. COOPER
Laura Cooper

Director March 14, 2024

/S/ WILLIAM F. HAM,

JR.
William F.

Ham, Jr.

Director March 14, 2024

/S/ DAVID

E. HOUSEL
David E. Housel

Director March 14, 2024

/S/ ANNE M. MAY
Anne M. May

Director March 14, 2024