Form 10-K/A
period 2023-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2024-04-12
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-K/A
Amendment No. 1
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

by reference into Part II, Item 5 and
Part III of this Form 10-K.

Auditor Name:
Elliott Davis, LLC

Auditor Location:

Greenville, South Carolina

Auditor Firm ID:

PCAOB
149

EXPLANATORY NOTE
Auburn National Bancorporation, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A ( “Amendment
No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission (the “Commission”) on March 14, 2024 (the “Company Form
10-K”). This Amendment No. 1 solely adds Exhibit 97.1 Policy Relating to Recovery of Erroneously Awarded
Compensation and updates Item 15(b) and the List of Exhibits previously filed and the related hyperlinks in the originally filed Company Form 10-K to reflect the addition of Exhibit 97.1. The Company and its wholly owned subsidiary,
AuburnBank, adopted their Erroneously Awarded Executive Incentive-Based Compensation Recovery Policy included as
Exhibit 97.1 effective December 1, 2023
.

PART

IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

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

4.1.
Description of the Registrant’s Securities

21.1
Subsidiaries of Registrant

31.1
Certification signed by Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2
Certification signed by Chief Financial Officer pursuant to SEC Rule 13a-14(a).

31.3
Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.4
Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (included in herewith)

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
Alabama, on April 12, 2024.

AUBURN NATIONAL

BANCORPORATION,

INC.
(Registrant)
By:

/S/ DAVID

A. HEDGES
David A. Hedges
President and CEO