Form 10-Q
period 2024-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2024-05-08
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2024
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
Class Outstanding at May 7, 2024
Common Stock, $0.01 par value per share
3,493,699

shares

AUBURN NATIONAL BANCORPORATION, INC.

AND SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement

Consolidated Balance Sheets (Unaudited) as of March 31, 2024 and December 31, 2023
3

Consolidated Statements of Earnings (Unaudited) for the quarters ended March 31, 2024 and 2023
4

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March
31, 2024 and 2023
5

Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2024 and 2023
6

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2024 and 2023
7

Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
26

Table 1 – Explanation of Non -GAAP Financial Measures
41

Table 2 – Selected Quarterly Financial Data
42

Table 3 – Average Balances and Net Interest Income Analysis for the quarters ended March 31, 2024 and 2023
43
Item 3
Quantitative and Qualitative Disclosures About Market Risk
44
Item 4
Controls and Procedures
44
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
44
Item 1A
Risk Factors
44
Item 3
Defaults Upon Senior Securities
45
Item 4
Mine Safety Disclosures
45
Item 5
Other Information
45
Item 6
Exhibits
46

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,
(Dollars in thousands, except share data) 2024 2023
Assets:
Cash and due from banks $
18,444
$
27,127
Federal funds sold
17,356
31,412
Interest-bearing bank deposits
36,781
12,830
Cash and cash equivalents
72,581
71,369
Securities available-for-sale

260,770
270,910
Loans held for sale
175
—
Loans 567,520
557,294
Allowance for credit losses
(7,215)
(6,863)
Loans, net
560,305
550,431
Premises and equipment, net
46,193
45,535
Bank-owned life insurance
17,212
17,110
Other assets
21,803
19,900
Total assets $
979,039
$
975,255
Liabilities:
Deposits:
Noninterest-bearing

$
263,484
$
270,723
Interest-bearing
636,189
625,520
Total deposits
899,673
896,243
Federal funds purchased and securities sold under agreements to repurchase
1,513
1,486
Accrued expenses and other liabilities
3,364
1,019
Total liabilities
904,550
898,748
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,801
Retained earnings
113,563
113,398
Accumulated other comprehensive loss, net
(31,213)
(29,029)
Less treasury stock, at cost -
463,436

shares and
463,521

at March 31, 2024
and December 31, 2023, respectively
(11,702)
(11,702)
Total stockholders’ equity
74,489
76,507
Total liabilities and stockholders’

equity
$
979,039
$
975,255
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2024 2023
Interest income:
Loans, including fees $
6,990
$
5,754
Securities
Taxable
1,411
1,865
Tax-exempt
74
403
Federal funds sold and interest bearing bank deposits
754
213
Total interest income
9,229
8,235
Interest expense:
Deposits
2,570
1,118
Short-term borrowings
2
8
Total interest expense
2,572
1,126
Net interest income
6,657
7,109
Provision for credit losses
334
66
Net interest income after provision for credit

losses
6,323
7,043
Noninterest income:
Service charges on deposit accounts
156
154
Mortgage lending
150
93
Bank-owned life insurance
102
156
Other
479
389
Total noninterest income
887
792
Noninterest expense:
Salaries and benefits
3,071
2,927
Net occupancy and equipment
763
799
Professional fees
326
338
Other
1,515
1,540
Total noninterest expense
5,675
5,604
Earnings before income taxes
1,535
2,231
Income tax expense
164
267
Net earnings $
1,371
$
1,964
Net earnings per share:
Basic and diluted $
0.39
$
0.56
Weighted average shares

outstanding:
Basic and diluted
3,493,663
3,502,143
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2024 2023
Net earnings $
1,371
$
1,964
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities net of

tax benefit of $
734

and tax expense of $
1,834
, respectively
(2,184)
5,463
Other comprehensive (loss) income
(2,184)
5,463
Comprehensive (loss) income $
(813)
$
7,427
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings loss stock Total
Quarter ended March 31, 2024
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
Cumulative effect of change in accounting
standard —
—
—
(263)
—
—
(263)
Net earnings —
—
—
1,371
—
—
1,371
Other comprehensive loss —
—
—
—
(2,184)
—
(2,184)
Cash dividends paid ($
.27

per share)
—
—
—
(943)
—
—
(943)
Sale of treasury stock
85
—
1
—
—
—
1
Balance, March 31, 2024
3,493,699
$
39
$
3,802
$
113,563
$
(31,213)
$
(11,702)
$
74,489
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

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Quarter ended March 31,

(Dollars in thousands) 2024 2023
Cash flows from operating activities:
Net earnings $
1,371
$
1,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
334
66
Depreciation and amortization
434
423
Premium amortization and discount accretion, net
386
612
Net gain on sale of loans held for sale
(57)
(4)
Loans originated for sale
(3,123)
—
Proceeds from sale of loans
2,993
—
Increase in cash surrender value of bank-owned life insurance
(102)
(104)
Income recognized from death benefit on bank-owned life insurance —
(52)
Net (increase) decrease in other assets
(1,500)
4,420
Net increase (decrease) in accrued expenses and other liabilities
2,345
(2,434)
Net cash provided by operating activities
3,081
4,891
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
6,836
6,296
Increase in loans, net
(10,208)
(586)
Net purchases of premises and equipment
(1,043)
(5)
Proceeds from bank-owned life insurance death benefit —
215
Decrease in FHLB stock
32
41
Net cash (used in) provided by investing activities
(4,383)
5,961
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(7,239)
(7,207)
Net increase (decrease) in interest-bearing deposits
10,669
(3,940)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase
27
(94)
Stock repurchases
—
(64)
Dividends paid
(943)
(945)
Net cash provided by (used in) financing activities
2,514
(12,250)
Net change in cash and cash equivalents
1,212
(1,398)
Cash and cash equivalents at beginning of period
71,369
27,254
Cash and cash equivalents at end of period $
72,581
$
25,856
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,442
$
877
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

Annual Report on Form
10-K for the year ended December 31, 2023.
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

Actual results could
differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term include the determination of allowance for credit losses on loans and investment securities, fair value of financial
instruments, and the valuation of deferred tax assets and other real estate owned (“OREO”).
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to March 31, 2024.

The Company does not believe there were any material subsequent events during this
period that would have required further recognition or disclosure in the unaudited consolidated financial statements
included in this report.

Correction of Error
The disclosure of loans by vintage in Note 5 – Loans and Allowance for Credit

Losses in the Company’s Annual Report on
Form 10-K for year ended December 31, 2023 contained incorrect information as it pertains to loans originated by vintage
and revolving loans.

All current period gross charge-off data, total loans by segment and total loans by credit quality
indicator were correctly reported.

The loans originated by vintage and revolving loans as of December 31, 2023 have been
corrected in the comparative presentation in Note 5 – Loans and Allowance for Credit Losses

in the Notes herein.
Reclassifications
Certain amounts reported in prior periods have been reclassified to conform to the current

-period presentation. These
reclassifications had no effect on the Company’s

previously reported net earnings or total stockholders’ equity.
Accounting Standards Adopted in 2024
On January 1, 2024, the Company adopted ASU 2023-02,
Investments – Equity Method and Joint Ventures

(Topic 323):
Accounting for Investments in Tax

Credit Structures Using

the Proportional Amortization Method
.

The amendments in this
Update permit reporting entities to elect to account for their equity investments made primarily to receive income tax
credits and other income tax benefits,

regardless of the program from which the income tax credits or benefits are received,
using the proportional amortization method if certain conditions are met. The new standard is effective for fiscal years, and
interim periods within those fiscal years, beginning after December 15,

2023.

The Company adopted ASU 2023-02
effective January 1, 2024 and recorded a cumulative effect of change in accounting standard adjustment which reduced
beginning retained earnings by $0.3 million.

The Company will prospectively account for its investments in New Market
Tax Credits (“NMTCs”)

using the proportional amortization method through charges to the provision for income taxes. See
Note 3, Variable

Interest Entities.
NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2024 and 2023, respectively.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for,

or convertible into, shares of the Company’s common

stock.

At
March 31, 2024 and 2023, respectively,

the Company had no such securities or rights issued or outstanding, and therefore,
no dilutive effect to consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2024 2023
Basic and diluted:
Net earnings $
1,371
$
1,964
Weighted average common

shares outstanding
3,493,663
3,502,143
Net earnings per share $
0.39
$
0.56
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At March 31, 2024, the Company did not have any consolidated VIEs but did have one nonconsolidated

VIE, discussed
below.
New Markets Tax

Credit Investment
The

NMTC

program

provides

federal

tax

incentives

to

investors

to

make

investments

in

distressed

communities

and
promotes

economic

improvement

through

the

development

of

successful

businesses

in

these

communities.

NMTCs

are
available to investors over seven years and are subject to

recapture if certain events occur during such period.

At March 31,
2024

and

December

31,

2023,

respectively,

the

Company

had

one

such

investment

of

$1.2

million

and

$1.7

million,
respectively,

which

was

included

in

other

assets

in

the

Company’s

consolidated

balance

sheets

as

a

VIE.

While

the
Company’s

investment exceeds

50% of

the outstanding

equity interest

in this

VIE, the

Company does

not consolidate

the
VIE because

the Company

lacks the

power to

direct the

activities of

the VIE,

and therefore

is not a

primary beneficiary

of
the VIE.

On March 29, 2023, the FASB

issued ASU 2023-02, which was effective beginning in 2024 for public business entities.
We

have

adopted

ASU

2023-02

as

of

January

1,

2024

with

respect

to

accounting

for

our

NMTC

investment.

The
proportional amortization

method results in

the tax

credit investment

being amortized

in proportion

to the

allocation of

tax
credits and other tax

benefits in each

period and a

net presentation within

the income tax

line item.

The cumulative effects
of the

change

in

accounting

standard

resulted

in a

$0.4

million pre-tax

decrease

in

the

Company’s

NMTC

investment

at
January 1, 2024.

See Note 1:

Summary of Significant Accounting Policies – Accounting

Standards Adopted in 2024.

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
1,175
$
1,175
Other assets

NOTE 4: SECURITIES
At March 31, 2024 and December 31, 2023, respectively,

all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2024 and December 31, 2023,

respectively, are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2024
Agency obligations (a) $
—
14,416
38,335
—
52,751
—
8,554
$
61,305
Agency MBS (a)
57
15,533
20,254
154,380
190,224
—
30,229
220,453
State and political subdivisions
—
569
9,067
8,159
17,795
—
2,898
20,693
Total available-for-sale $
57
30,518
67,656
162,539
260,770
—
41,681
$
302,451

December 31, 2023
Agency obligations (a) $
331
10,339
43,209
—
53,879
—
8,195
$
62,074
Agency MBS (a)
32
15,109
22,090
161,058
198,289
—
27,838
226,127
State and political subdivisions
—
—
9,691
9,051
18,742
1
2,731
21,472
Total available-for-sale $
363
25,448
74,990
170,109
270,910
1
38,764
$
309,673
(a) Includes securities issued by U.S. government agencies or government-sponsored entities.

Expected lives of these

securities may differ from contractual maturities because (i)

issuers may have the right to call or repay such securities
obligations with or without prepayment penalties and (ii) loans incuded in Agency MBS generally have the right to
prepay such loan in whole or in part at any time.
Securities with aggregate fair values of $
204.8

million and $
211.8

at March 31, 2024 and December 31, 2023, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan Bank of
Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.4

million at March 31, 2024 and December 31, 2023,
respectively.

Non-marketable equity investments include FHLB of Atlanta stock,

Federal Reserve Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at March 31, 2024 and December 31, 2023, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2024:
Agency obligations

$
—
—
52,751
8,554
$
52,751
8,554
Agency MBS
15
—
190,209
30,229
190,224
30,229
State and political subdivisions
1,459
6
15,010
2,892
16,469
2,898
Total

$
1,474
6
257,970
41,675
$
259,444
41,681

December 31, 2023:
Agency obligations

$
—
—
53,879
8,195
$
53,879
8,195
Agency MBS
66
1
198,223
27,837
198,289
27,838
State and political subdivisions
793
2
14,408
2,729
15,201
2,731
Total

$
859
3
266,510
38,761
$
267,369
38,764

For the securities in the previous table, the Company considers the severity of the unrealized loss as well the Company’s
intent to hold the securities to maturity or the recovery of the cost basis.

Unrealized losses have not been recognized into
income as the decline in fair value is largely due to changes in interest rates and other market conditions.

For the securities
in the previous table as of March 31, 2024, management does not intend to sell and it is likely that management will not be
required to sell the securities prior to their recovery.
Agency Obligations

Investments in agency obligations are guaranteed of full and timely payments by the issuing agency.

Based on
management's analysis and judgement, there were no credit losses attributable to the Company’s investments in agency
obligations at March 31, 2024.
Agency MBS
Investments in agency mortgage backed securities (“MBS”) are issued by Ginnie Mae,

Fannie Mae, and Freddie Mac.

Each of these agencies provide a guarantee of full and timely payments of principal and interest by the issuing agency.

Based on management's analysis and judgement, there were no credit losses attributable to the Company’s investments

in
agency MBS at March 31, 2024.
State and Political Subdivisions
Investments in state and political subdivisions are securities issued by various municipalities in the United States.

The
majority of the portfolio was rated AA or higher,

with no securities rated below investment grade at March 31, 2024.

Based on management's analysis and judgement, there were no credit losses attributable to the Company’s investments

in
state and political subdivisions at March 31, 2024.
Realized Gains and Losses

The Company had no realized gains or losses on sale of securities during the quarters ended

March 31, 2024 and 2023,
respectively.

NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

March 31, December 31,
(Dollars in thousands) 2024 2023
Commercial and industrial $
78,920
$
73,374
Construction and land development
58,909
68,329
Commercial real estate:
Owner occupied
63,826
66,783
Hotel/motel
38,822
39,131
Multi-family
45,634
45,841
Other
152,202
135,552
Total commercial real estate
300,484
287,307
Residential real estate:
Consumer mortgage
59,813
60,545
Investment property
58,427
56,912
Total residential real estate
118,240
117,457
Consumer installment
10,967
10,827
Total Loans $
567,520
$
557,294
Loans secured by real estate were approximately 84.2% of the Company’s total loan portfolio at March 31, 2024.

At March
31, 2024, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

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
31, 2024 and December 31, 2023.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2024:
Commercial and industrial $
78,914
6
—
78,920
—
$
78,920
Construction and land development
58,909
—
—
58,909
—
58,909
Commercial real estate:
Owner occupied
63,061
—
—
63,061
765
63,826
Hotel/motel
38,822
—
—
38,822
—
38,822
Multi-family
45,634
—
—
45,634
—
45,634
Other
152,202
—
—
152,202
—
152,202
Total commercial real estate
299,719
—
—
299,719
765
300,484
Residential real estate:
Consumer mortgage
59,656
60
—
59,716
97
59,813
Investment property
58,427
—
—
58,427
—
58,427
Total residential real estate
118,083
60
—
118,143
97
118,240
Consumer installment
10,935
16
—
10,951
16
10,967
Total $
566,560
82
—
566,642
878
$ 567,520

December 31, 2023:
Commercial and industrial $
73,108
266
—
73,374
—
$
73,374
Construction and land development
68,329
—
—
68,329
—
68,329
Commercial real estate:
Owner occupied
66,000
—
—
66,000
783
66,783
Hotel/motel
39,131
—
—
39,131
—
39,131
Multi-family
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
Substandard accrual and nonaccrual loans are often collectively referred to as “classified.”
The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of March 31, 2024 and December 31, 2023.

The December 31, 2023 table has been revised to correct revolving loans and properly allocate loans by year of origination.

See Note 1: Summary of Significant Accounting Policies – Correction of
Error.

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
March 31, 2024:

Commercial and industrial
Pass $
6,167
10,960
19,891
13,067
5,429
14,697
8,449
$
78,660
Special mention
—
—
—
—
—
—
—
—
Substandard
54
—
194
12
—
—
—
260
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
6,221
10,960
20,085
13,079
5,429
14,697
8,449
78,920
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
5,668
26,093
22,446
1,615
1,506
200
905
58,433
Special mention
—
302
—
—
—
—
—
302
Substandard
174
—
—
—
—
—
—
174
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
5,842
26,395
22,446
1,615
1,506
200
905
58,909
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
100
12,842
7,197
18,076
10,283
10,744
2,583
61,825
Special mention
931
257
—
—
—
—
—
1,188
Substandard
—
—
—
—
—
48
—
48
Nonaccrual
—
—
—
—
—
765
—
765
Total owner occupied
1,031
13,099
7,197
18,076
10,283
11,557
2,583
63,826
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
248
8,925
9,765
3,174
1,445
15,265
—
38,822
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
248
8,925
9,765
3,174
1,445
15,265
—
38,822
Current period gross charge-offs — — — — — — — —

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
March 31, 2024:

Multi-family
Pass
113
12,270
17,834
1,934
6,060
6,682
741
45,634
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
113
12,270
17,834
1,934
6,060
6,682
741
45,634
Current period gross charge-offs — — — — — — — —
Other
Pass
19,687
24,583
35,601
31,278
14,036
25,552
1,313
152,050
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
152
—
—
152
Nonaccrual
—
—
—
—
—
—
—
—
Total other
19,687
24,583
35,601
31,278
14,188
25,552
1,313
152,202
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
1,276
19,445
19,230
2,682
2,636
13,106
327
58,702
Special mention
—
—
—
—
—
493
—
493
Substandard
—
—
—
—
—
521
—
521
Nonaccrual
—
—
—
—
—
97
—
97
Total consumer mortgage
1,276
19,445
19,230
2,682
2,636
14,217
327
59,813
Current period gross charge-offs — — — — — — — —
Investment property
Pass
5,736
12,255
11,396
9,219
11,829
6,214
1,369
58,018
Special mention
—
—
—
—
—
—
—
—
Substandard
—
83
96
—
230
—
—
409
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
5,736
12,338
11,492
9,219
12,059
6,214
1,369
58,427
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
2,095
5,157
2,690
570
148
222
—
10,882
Special mention
—
10
1
—
1
—
—
12
Substandard
10
34
11
2
—
—
—
57
Nonaccrual
—
9
7
—
—
—
—
16
Total consumer installment
2,105
5,210
2,709
572
149
222
—
10,967
Current period gross charge-offs
—
6
17
1
— — —
24
Total loans
Pass
41,090
132,530
146,050
81,615
53,372
92,682
15,687
563,026
Special mention
931
569
1
—
1
493
—
1,995
Substandard
238
117
301
14
382
569
—
1,621
Nonaccrual
—
9
7
—
—
862
—
878
Total loans $
42,259
133,225
146,359
81,629
53,755
94,606
15,687
$
567,520
Total current period gross charge-offs $
—
6
17
1
— — —
24

Year of Origination 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans
Total

Loans
(Dollars in thousands)
December 31, 2023:

Commercial and industrial
Pass $
11,571
18,074
13,746
5,602
7,298
7,819
9,003
$
73,113
Special mention
—
—
—
—
—
—
—
—
Substandard
55
203
—
—
3
—
—
261
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
11,626
18,277
13,746
5,602
7,301
7,819
9,003
73,374
Current period gross charge-offs
—
—
13
—
151
—
—
164
Construction and land development
Pass
38,646
25,382
1,716
1,526
120
157
782
68,329
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
38,646
25,382
1,716
1,526
120
157
782
68,329
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
12,966
7,337
18,548
10,458
3,948
9,786
2,647
65,690
Special mention
260
—
—
—
—
—
—
260
Substandard
—
—
—
—
50
—
—
50
Nonaccrual
—
—
—
—
783
—
—
783
Total owner occupied
13,226
7,337
18,548
10,458
4,781
9,786
2,647
66,783
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
9,025
9,873
3,205
1,493
3,881
11,654
—
39,131
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
9,025
9,873
3,205
1,493
3,881
11,654
—
39,131
Current period gross charge-offs — — — — — — — —

Year of Origination 2023 2022 2021 2020 2019
Prior to
2019
Revolving
Loans
Total

Loans
(Dollars in thousands)
December 31, 2023:

Multi-family
Pass
12,379
17,955
1,953
6,112
3,790
3,043
609
45,841
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
12,379
17,955
1,953
6,112
3,790
3,043
609
45,841
Current period gross charge-offs — — — — — — — —
Other
Pass
25,810
36,076
31,687
14,597
10,736
15,440
1,052
135,398
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
154
—
—
—
154
Nonaccrual
—
—
—
—
—
—
—
—
Total other
25,810
36,076
31,687
14,751
10,736
15,440
1,052
135,552
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
20,147
20,177
2,683
2,665
1,281
12,217
249
59,419
Special mention
—
—
—
—
190
305
—
495
Substandard
—
—
—
—
—
528
—
528
Nonaccrual
—
—
—
—
—
103
—
103
Total consumer mortgage
20,147
20,177
2,683
2,665
1,471
13,153
249
60,545
Current period gross charge-offs — — — — — — — —
Investment property
Pass
13,398
12,490
9,397
12,209
5,485
1,865
1,478
56,322
Special mention
41
—
—
—
—
—
—
41
Substandard
43
248
—
233
—
—
—
524
Nonaccrual
—
—
—
—
—
25
—
25
Total investment property
13,482
12,738
9,397
12,442
5,485
1,890
1,478
56,912
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
5,688
3,837
740
206
106
141
—
10,718
Special mention
9
25
9
2
—
—
—
45
Substandard
37
11
5
11
—
—
—
64
Nonaccrual
—
—
—
—
—
—
—
-
Total consumer installment
5,734
3,873
754
219
106
141
—
10,827
Current period gross charge-offs
34
57
13
1
—
—
—
105
Total loans
Pass
149,630
151,201
83,675
54,868
36,645
62,122
15,820
553,961
Special mention
310
25
9
2
190
305
—
841
Substandard
135
462
5
398
53
528
—
1,581
Nonaccrual
—
—
—
—
783
128
—
911
Total loans $
150,075
151,688
83,689
55,268
37,671
63,083
15,820
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

Quarter ended March 31,

(Dollars in thousands) 2024 2023
Provision for credit losses:
Loans $
285

$
40

Reserve for unfunded commitments
49

26

Total provision for credit

losses
$
334

$
66

The following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective
periods.

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
March 31, 2024
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs — — — —
(24)
(24)
Recoveries
66
—
—
3
22
91
Net recoveries (charge-offs)
66
—
—
3
(2)
67
Provision for credit losses
61
(120)
281
64
(1)
285
Ending balance $
1,415
840
4,202
613
145
$
7,215

Quarter ended:
March 31, 2023
Beginning balance $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
—
—
—
—
(11)
(11)
Recoveries
2
—
—
5
1
8
Net recoveries (charge-offs)
2
—
—
5
(10)
(3)
Provision for credit losses
(49)
89
(16)
11
5
40
Ending balance $
1,232
1,021
3,966
497
105
$
6,821
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses as of March 31, 2024 and December 31, 2023:

(Dollars in thousands) Real Estate Total Loans
March 31, 2024:
Commercial real estate $
765
$
765
Total

$
765
$
765

December 31, 2023:
Commercial real estate $
783
$
783
Total $
783
$
783

The following table is a summary of the Company’s

nonaccrual loans by major categories as of March 31, 2024 and
December 31, 2023.

CECL
Nonaccrual loans Nonaccrual loans Total
(Dollars in thousands) with no Allowance with an Allowance Nonaccrual Loans
March 31, 2024
Commercial real estate $
765
—
765
Residential real estate
—
97
97
Consumer
—
16
16
Total

$
765
113
878
December 31, 2023
Commercial real estate $
783
—
783
Residential real estate
—
128
128
Total

$
783
128
911
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
lending income.

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2024 and 2023 are
presented below.

Quarter ended March 31,
(Dollars in thousands) 2024 2023
MSRs, net:
Beginning balance
$
992
$
1,151
Additions, net
12
—
Amortization expense
(39)
(55)
Ending balance
$
965
$
1,096
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,382
$
2,369
End of period
2,378
2,419
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

March 31, 2024, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
31, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2024:
Securities available-for-sale:
Agency obligations

$
52,751
—
52,751
—
Agency MBS
190,224
—
190,224
—
State and political subdivisions
17,795
—
17,795
—
Total securities available-for-sale
260,770
—
260,770
—
Total

assets at fair value
$
260,770
—
260,770
—
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
March 31, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2024:
Loans held for sale $
175
—
175
—
Loans, net (1)
765
—
—
765
Other assets
(2)
965
—
—
965
Total assets at fair value $
1,905
—
175
1,730
December 31, 2023:
Loans, net (1) $
783
—
—
783
Other assets (2)
992
—
—
992
Total assets at fair value $
1,775
—
—
1,775
(1)
Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or

estimated fair value.
Quantitative Disclosures for Level 3 Fair Value

Measurements
At March 31, 2024 and December 31, 2023, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023, the
significant unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets
are presented below.

Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
March 31, 2024:
Collateral dependent loans $
765
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
965
Discounted cash flow Prepayment speed or CPR
6.3
-
11.3
6.6

Discount rate
10.0
-
12.0
10.0
December 31, 2023:
Collateral dependent loans $
783
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
992
Discounted cash flow Prepayment speed or CPR
5.9
-
10.6
6.0

Discount rate
10.5
-
12.5
10.5

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at March 31, 2024 and December 31, 2023 are presented below.

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
March 31, 2024:
Financial Assets:
Loans, net (1) $
560,305
$
522,379
$
—
$
—
$
522,379
Loans held for sale
175
175
—
175
—
Financial Liabilities:
Time Deposits $
190,603
$
188,651
$
—
$
188,651
$
—
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters ended March 31, 2024 and 2023, as well as the information contained in our Annual Report on Form
10-K for the year ended December 31, 2023.

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
general economic conditions;
●
governmental monetary and fiscal policies, including the amount and costs of borrowing by the federal
government and its agencies, the continuing effects of COVID-19 fiscal and monetary stimuli, and subsequent
changes in monetary policies in response to inflation, including increases in the Federal

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
2023,of Financial Accounting Standards Board’s

(“FASB”) Accounting

Standards Update (ASU) 2016-13,
“Financial Instruments – Credit Losses (Topic

326): Measurement of Credit Losses on Financial Instruments,” as
well as the updates issued since June 2016 (collectively,

FASB

ASC Topic 326) on Current Expected

Credit
Losses(“CECL”), and ASU 2022-02, Troubled

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
●
other factors and risks described under “Risk Factors” herein, in our Annual Report on Form 10-K as of and for
the year ended December 31, 2024 filed with the United States Securities and Exchange

Commission (the
“Commission” or “SEC”), and in any of our subsequent reports that we make with the SEC under the Exchange
Act.
All written or oral forward-looking statements that are we make or are attributable to us are expressly qualified in their
entirety by this cautionary notice.

We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are
made.

Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2024 2023
Net interest income (a) $ 6,677 $ 7,217
Less: tax-equivalent adjustment 20 108
Net interest income (GAAP) 6,657 7,109
Noninterest income

887 792
Total revenue

7,544 7,901
Provision for credit losses 334 66
Noninterest expense 5,675 5,604
Income tax expense

164 267
Net earnings $ 1,371 $ 1,964
Basic and diluted earnings per share $ 0.39 $ 0.56
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP

Financial Measures."
Financial Summary
The Company’s net earnings were $1.4

million for the first three months of 2024,

compared to $2.0 million for the first
three months of 2023.

Basic and

diluted earnings per share were $0.39 per share for the first three months of 2024, compared to $0.56 per share for the first three months of 2023.

Net interest income (tax-equivalent) was $6.7 million for the first three months of 2024, a 7% decrease compared to $7.2
million for the first three months of 2023.

This decrease was primarily due to a smaller balance sheet and a decrease in the
Company’s net interest margin.

The Company’s net interest

margin (tax-equivalent) was 3.04% for the first three months of 2024 compared to 3.17%

for the first three months of 2023.

This decrease was primarily due to increased cost of funds
which was partially offset by a more favorable asset mix and higher yields on interest earning assets.

Average loans for the
first three months of 2024 were

$560.9 million, a 12% increase from the first three months of 2023.

Average total
securities for the first three months of 2024 were $267.6 million compared to

$402.7 million for the first three months of
2023.

The decrease was primarily the result of the Company’s

balance sheet repositioning strategy in the fourth quarter of
2024.

See “Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest Income and Margin”
below.
At March 31, 2024, the Company’s allowance

for credit losses was $7.2 million, or 1.27% of total loans, compared to $6.9 million, or 1.23% of total loans, at December 31, 2023, and $6.8 million, or 1.35%

of total loans, at March 31, 2023.
The Company recorded a provision for credit losses during the first three months of

2024 of $0.3 million, compared to $0.1
million during the first three months of 2023.

The provision for credit losses under CECL reflects the Company’s evaluation of its credit risk profile and its future economic outlook and forecasts.

Our CECL model is largely influenced by
economic factors including, most notably,

the anticipated unemployment rate.

The increase in the provision for credit
losses in the first quarter of 2024, as compared to the first quarter of 2023, was related to changes in the composition of,
and increases in, loans as well as the continued uncertainty in the economic environment which impacts the projected
macroeconomic factors used in our CECL modeling.

Noninterest income was $0.9 million in the first three months of 2024,

compared to $0.8 million in the first three months of
2023.
Noninterest expense was $5.7 million in the first three months of 2024,

compared to $5.6 million for the first three months
of 2023.

The increase in noninterest expense was primarily due to routine increases in salaries and benefits expense.

Income tax expense was $0.2 million for the first three months of 2024 compared to $0.3 million for the first three months
of 2023.

This decrease was due to a decline in the level of earnings before taxes and the Company’s effective tax rate.

The
Company's effective tax rate for the first three months of 2024 was 10.68%, compared to 11.97% in the first three months
of 2023.

The Company’s effective income

tax rate is affected principally by tax-exempt earnings from the Company’s investment in municipal securities, bank-owned life insurance (“BOLI”),

and New Markets Tax Credits

(“NMTCs”).

The Company paid cash dividends of $0.27 per share in the first three months of 2024 and 2023

.

At March 31, 2024, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 15.69%,

a tier 1 leverage ratio of 10.34% and a common equity
tier 1 (“CET1”) ratio of 14.62% at March 31, 2024.

CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.

There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K.
RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Quarter ended March 31,

2024 2023
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Interest-earning assets:
Loans and loans held for sale

$ 560,942 5.01% $ 502,158 4.65%
Securities - taxable 257,229 2.21% 344,884 2.19%
Securities - tax-exempt

10,377 3.64% 57,800 3.59%
Total securities

267,606 2.26% 402,684 2.38%
Federal funds sold 17,980 5.57% 7,314 4.71%
Interest bearing bank deposits 37,790 5.37% 11,607 4.47%
Total interest-earning assets 884,318 4.21% 923,763 3.66%
Interest-bearing liabilities:
Deposits:

NOW 196,648 1.31% 187,566 0.54%
Savings and money market 241,792 0.57% 300,657 0.39%
Time Deposits 199,562 3.20% 155,676 1.51%
Total interest-bearing deposits 638,002 1.62% 643,899 0.70%
Short-term borrowings 1,592 0.51% 3,046 1.11%
Total interest-bearing liabilities 639,594 1.62% 646,945 0.71%
Net interest income and margin (tax-equivalent) $ 6,677 3.04% $ 7,217 3.17%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $6.7 million for the first three months of 2024, a 7% increase compared to $7.2
million for the first three months of 2023.

This decrease was primarily due to a decline in the Company’s net interest
margin (tax-equivalent).

The Company’s net interest

margin (tax-equivalent) was 3.04% in the first three months of 2024 compared to 3.17% in the first three months of 2023.

This decrease was primarily due to higher market interest rates, which increased our cost of funds, generally,

and changes in our deposit mix to higher cost interest bearing deposits, which was partially offset by a more favorable asset mix and higher yields on interest-earning assets.

The cost of interest-bearing
liabilities increased to 162 basis points, compared to 71 basis points in the first three months of 2024.

Since March 2022,
the Federal Reserve increased the target federal funds range from 0 –

0.25% to 5.25 – 5.50%.

The tax-equivalent yield on total interest-earning assets increased by 55 basis points to 4.21% in the first three months of
2024 compared to 3.66% in the first three months of 2023.

This increase was primarily due to the Company’s

balance
sheet repositioning strategy in the fourth quarter of 2023, which improved our asset mix, and higher market interest rates on
interest earning assets.

The cost of total interest-bearing liabilities increased by 91 basis points to

1.62% in the first three months of 2024
compared to 0.71% in the first three months of 2023.

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

We believe this challenging

rate environment
will continue throughout 2024.

Our ability to compete and manage our deposit costs until our interest-earning assets reprice and we generate new loans with current market interest rates will be important to our net interest margin during
2024.
Provision for Credit Losses
On January 1, 2023, we adopted ASC 326 and its CECL methodology,

which requires us to estimate all expected credit
losses over the remaining life of our loans. Accordingly,

the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,

is adequate to provide coverage for
all expected credit losses. The Company recorded a provision for credit losses during the first three months of 2024 of $0.3
million, compared to $0.1 million during the first three months of 2023.

Provision expense is affected by organic loan
growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio,

our expectations about future
economic conditions and net charge-offs.

Our CECL model is largely influenced by economic factors including,

most
notably, the anticipated

unemployment rate, which may be affected by

monetary policy.

The increase in the provision for
credit losses in the first quarter of 2024, as compared to the first quarter of 2023,

was related to changes in the composition
of, and increases in, loans as well as the continued uncertainty in the economic environment which impacts the projected
macroeconomic factors used in our CECL modeling.
Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately cover

all expected credit losses as of the date the allowance is determined.

At March 31, 2024,
the Company’s allowance for credit

losses was $7.2 million, or 1.27% of total loans, compared to $6.9 million, or 1.23% of total loans, at December 31, 2023, and $6.8 million, or 1.35% of total loans, at March 31, 2023.

Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2024 2023
Service charges on deposit accounts $ 156 $ 154
Mortgage lending income 150 93
Bank-owned life insurance 102 156
Other 479 389
Total noninterest income $ 887 $ 792
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

Quarter ended March 31,
(Dollars in thousands) 2024 2023
Origination income, net $ 57 $ 4
Servicing fees, net 93 89
Total mortgage lending income $ 150 $ 93
Income from bank-owned life insurance was $102 thousand and $156 thousand for the first three months of 2024 and 2023,
respectively.

Excluding a $52 thousand non-taxable death benefit received during the first three months of 2023, income
from bank-owned life insurance would have been $104 thousand for the first three months of 2023.
Other noninterest income was $479 thousand for the first three months of 2024, compared to $389 thousand for the first
three months of 2023.

The increase in other noninterest income was primarily due to increased fee income on one-way sell
reciprocal deposits sold through the Intrafi network.

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2024 2023
Salaries and benefits $ 3,071 $ 2,927
Net occupancy and equipment 763 799
Professional fees 326 338
Other 1,515 1,540
Total noninterest expense $ 5,675 $ 5,604
The increase in salaries and benefits was primarily due to routine annual increases in salaries and wages.
The decrease in other noninterest expense was primarily due to the Company’s adoption of FASB

ASU 2023-02
Investments – Equity Method and Joint Ventures

(Topic 323)

which allows the proportional amortization method for our
NMTC investments on January 1, 2024.

With the adoption of this ASU, amortization of NMTCs

are now included in
income tax expense.

During the first three months of 2023, other noninterest expense included

$105 thousand related to
our equity method investment in NMTCs.
Income Tax

Expense
Income tax expense was $0.2 million for the first three months of 2024 compared to $0.3 million for the first three months
of 2023.

This decrease was due to declines in earnings before taxes and the Company’s effective tax rate.

The Company’s
effective income tax rate for the first three months of 2024 was 10.68

%, compared to 11.97% in the first three months of
2023.

The Company’s effective income

tax rate is principally impacted by tax-exempt earnings from the Company’s investments in municipal securities, bank-owned life insurance, and New Mark ets Tax Credits.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $260.8

million at March 31, 2024, compared to $270.9 million at December 31, 2023.

This decrease reflects a $7.2 million decrease in the amortized cost basis of securities available

-for-sale and a decrease in
the fair value of securities available-for-sale of $2.9 million.

The average annualized tax-equivalent yields earned on total securities were 2.26%

in the first quarter of 2024 and 2.39% in the first quarter of 2023.

Loans
2024 2023
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 78,920 73,374 66,014 61,880 59,602
Construction and land development 58,909 68,329 70,129 63,874 66,500
Commercial real estate 300,484 287,307 281,964 275,801 267,962
Residential real estate 118,240 117,457 117,150 109,834 101,975
Consumer installment 10,967 10,827 10,353 9,022 9,002
Total loans $ 567,520 557,294 545,610 520,411 505,041
Total loans

were $567.5 million at March 31, 2024, a 2% increase compared to $557.3 million at December 31,

2023.

Four
loan categories represented the majority of the loan portfolio at March 31,

2024: commercial real estate (53%), residential
real estate (21%), commercial and industrial (14%) and construction and land development

(10%).

Approximately 21% of
the Company’s commercial real

estate loans were classified as owner-occupied at March 31,

2024.
Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $9.2 million,
or 2% of total loans, and $8.7 million, or 2%, of total loans at March 31, 2024 and

December 31, 2023, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at March 31, 2024 and December 31, 2023. The Company’s

residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.01% in the first quarter of

2024 and 4.65% in the first
quarter of 2023.

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

Other risks we face include, among other things, real estate industry concentrations,

competitive pressures from a
wide range of other lenders, deterioration in certain credits, interest rate fluctuations,

reduced collateral values or non-
existent collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of
applicable laws and regulations. Various

projects financed earlier that were based on lower interest rate assumptions than
currently in effect may not be as profitable or successful at the higher interest rates currently in effect and currently
expected in the future.
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
approximately $22.3 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.1 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At March 31, 2024, the Bank had one
loan relationship exceeding our internal limit.

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

-based capital at March 31, 2024 and December 31, 2023.

March 31, December 31,
(Dollars in thousands) 2024 2023
Lessors of 1-4 family residential properties $ 58,427 $ 56,912
Multi-family residential properties 45,634 45,841
Hotel/motel 38,822 39,131
Office Buildings 27,897 30,871
Allowance for Credit Losses

On January 1, 2023, we adopted ASC 326 and its CECL methodology,

which requires us to estimate all expected credit
losses over the remaining life of our loan portfolio. Accordingly,

beginning in 2023, the allowance for credit losses
represents an amount that, in management's evaluation, is adequate to provide coverage for all expected future credit losses
on outstanding loans. As of March 31, 2024 and December 31, 2023, our allowance for credit losses was approximately
$7.2 million and

$6.9 million, respectively,

which our management believes to be adequate at each of the respective dates.
Our allowance for credit losses as a percentage of total loans was 1.27%

at March 31, 2024, compared to 1.23% at
December 31, 2023.
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
At March 31, 2024, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the first quarter of 2024 and
the previous four quarters is presented below.

2024 2023
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,863 6,778 6,634 6,821 5,765
Impact of adopting ASC 326
— — — — 1,019
Charge-offs:
Commercial and industrial
— (164) — — —
Consumer installment
(24) (20) (18) (56) (11)
Total charge

-offs
(24) (184) (18) (56) (11)
Recoveries
91 11 4 200 8
Net recoveries (charge-offs)
67 (173) (14) 144 (3)
Provision for credit losses
285 258 158 (331) 40
Ending balance
$ 7,215 6,863 6,778 6,634 6,821
as a % of loans 1.27% 1.23 1.24 1.27 1.35
as a % of nonperforming loans 822% 753 559 577 255
Net (recoveries) charge-offs as % of average loans (a) (0.05) % 0.13 0.01 (0.11) —
(a) Net (recoveries) charge-offs are annualized.

The allowance for credit losses by loan category for the first quarter of 2024 and the previous four quarters is presented
below.
2024 2023
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,415 13.9 $ 1,288 13.2 $ 1,215 12.1 $ 1,198 11.9 $ 1,232 11.8
Construction and land

development 840 10.4 960 12.3 1,073 12.9 1,005 12.3 1,021 13.2
Commercial real estate 4,202 53.0 3,921 51.5 3,803 51.6 3,788 53.0 3,966 53.0
Residential real estate 613 20.8 546 21.1 551 21.5 529 21.1 497 20.2
Consumer installment 145 1.9 148 1.9 136 1.9 114 1.7 105 1.8
Total allowance for credit

losses
$ 7,215 $ 6,863 $ 6,778 $ 6,634 $ 6,821
* Loan balance in each category expressed as a percentage of total loans.
Nonperforming Assets
At March 31, 2024 and December 31, 2023, the Company had $0.9 million in nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2024 and the previous four quarters.

2024 2023
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 878 911 1,213 1,149 2,680
Total nonperforming assets $ 878 911 1,213 1,149 2,680
as a % of loans and other real estate owned 0.15% 0.16 0.22 0.22 0.53 as a % of total assets 0.09% 0.09 0.12 0.11 0.26
Nonperforming loans as a % of total loans 0.15% 0.16 0.22 0.22 0.53
The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2024 and the
previous four quarters.

2024 2023
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — — 162 178 432
Commercial real estate 765 783 801 819 2,103
Residential real estate 97 128 250 152 135
Consumer installment 16 — — — 10
Total nonaccrual loans $ 878 911 1,213 1,149 2,680
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

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had no loans 90 days or more past due and still accruing at March 31,

2024 and December 31, 2023,
respectively.
The Company had no OREO at March 31, 2024 or December 31, 2023.

Deposits
March 31, December 31,
(In thousands) 2024 2023
Noninterest bearing demand $ 263,484 270,723
NOW 197,044 190,724
Money market 160,980 148,040
Savings 87,562 88,541
Certificates of deposit under $250,000 101,186 100,572
Certificates of deposit and other time deposits of $250,000 or more 89,417 97,643
Total deposits $ 899,673 896,243
Total deposits

were $899.7 million at March 31, 2024,

compared to $896.2 million at December 31, 2023. At March 31,
2024, the Company had $48.9 million of reciprocal deposits sold,

compared to $59.0 million at December 31, 2023.

Noninterest-bearing deposits were $263.5 million, or 29% of total deposits, at March

31, 2024, compared to $270.7 million,
or 30% of total deposits at December 31, 2023.

The average rate paid on total interest-bearing deposits was 1.62% in the first quarter of 2024

,

compared to 0.70% in first
quarter of 2023.
At March 31, 2024, estimated uninsured deposits totaled $351.5 million, or 39%

of total deposits, compared to $356.3
million, or 40% of total deposits at December 31, 2023.

During 2023, the Bank began participating in the Certificates of
Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep

product (“ICS”), which provide for
reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of improving the FDIC insurance
coverage for our depositors.

The total of reciprocal deposits at March 31, 2024 was $10.6 million, compared to none at
December 31, 2023.

Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

The Bank’s uninsured deposits at

March 31, 2024 and December 31, 2023 include approximately $215.0 million and $206.2 million, respectively,

of deposits of state, county and local governments that are collateralized by securities having an equal fair value to such deposits.
The estimated uninsured time deposits by maturity as of March 31, 2024 is presented below.

(Dollars in thousands) March 31, 2024
Maturity of:
3 months or less $ 15,297
Over 3 months through 6 months 25,558
Over 6 months through 12 months 20,461
Over 12 months 2,598
Total estimated uninsured

time deposits
$ 63,914
The FDIC issued a special assessment of 3.36 basis points for a projected eight quarters on large banks with more than $5
billion of uninsured deposits as a result of the systemic risk determination to insure all depositors in connection with the
March 2023 failures of Silicon Valley

Bank and Signature Bank.

These special assessments do not apply to the Bank.
Other Borrowings and Available

Credit
The Company had no long-term debt at March 31, 2024 and December 31, 2023.

The Bank utilizes short and long-term
non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal
funds lines totaling $61.0 million with no federal funds borrowings outstanding at March 31, 2024, and December 31,
2023, respectively. Securities

sold under agreements to repurchase, which were entered into on behalf of certain customers totaled $1.5 million at March 31, 2024 and December 31, 2023, respectively

.

At March 31, 2024 and December 31, 2023,
the Bank had no borrowings from the Federal Reserve discount window and never had any borrowings under the Federal
Reserve’s Bank Term

Facility Program (“BTFP”).

The BTFP ceased making new loans on March 11,

2024.

The Bank is a member of the FHLB of Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB of Atlanta’s advance program to

obtain funding for its growth.

FHLB advances include both fixed and variable
terms and are taken out with varying maturities, and are generally secured by eligible assets.

The Bank had no borrowings
under FHLB of Atlanta’s advance prog

ram at March 31, 2024 and December 31, 2023, respectively.

At those dates, the
Bank had $293.2 million and $309.1 million, respectively,

of available lines of credit at the FHLB of Atlanta.

Advances
include both fixed and variable interest rates and varying maturities may be used.
The average rate paid on the Bank’s

short-term borrowings was 0.51% in the first quarter of 2024 compared to 1.11% in the
first quarter of 2023.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $74.5 million and $76.5 million as of March 31,

2024 and
December 31, 2023, respectively.

The decrease from December 31, 2023 was primarily driven by an other comprehensive loss due to the change in unrealized gains/losses on securities available-for-sale,

net of tax of $2.2 million, cash dividends
of $0.9 million, and the cumulative effect of adopting NMTC accounting standard of $0.3

million, partially offset by net
earnings of $1.4 million.

Total unrealized losses,

net of tax, on available-for-sale securities increased from $29.0 million
on December 31, 2023 to $31.2 million March 31, 2024.

These unrealized losses do not affect the Bank’s

capital for
regulatory capital purposes.

The Company paid cash dividends of $0.27 per share for both the first quarter of 2024 and first quarter of 2023.

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
executive officers.

At March 31, 2024, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer,

and
did not limit capital distributions or discretionary bonuses.
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

The Bank’s tier 1 leverage ratio

was 10.34%, CET1 risk-based capital ratio was 14.62%, tier 1 risk-based capital ratio was 14.62%, and total risk-based capital ratio was 15.69%

at March 31, 2024. These ratios exceed
the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5%

for CET1 risk-based capital ratio, 8.0%
for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The
Bank’s capital conservation buffer

was 7.69%

at March 31, 2024.

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
At March 31, 2024, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

Economic Value

of Equity
. EVE measures the extent that the estimated economic values of our assets, liabilities, and off-
balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected
cash flows from assets, liabilities, and off-balance sheet items,

which establishes a base case EVE. In contrast with our
earnings simulation model, which evaluates interest rate risk over a 12-month timeframe,

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
the following:
● 35% for an instantaneous change of +/- 400 basis points
● 30% for an instantaneous change of +/- 300 basis points
● 25% for an instantaneous change of +/- 200 basis points
● 15% for an instantaneous change of +/- 100 basis points
At March 31, 2024, our EVE model indicated that we were in compliance with our policy guidelines.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At March 31, 2024 and December 31, 2023,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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

Primary uses of funds by the Company
include payment of Company expenses, dividends paid to stockholders and Company stock repurchases.

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
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2024, the Bank had no FHLB of Atlanta advances outstanding and available credit from the FHLB
of $293.2 million. At March 31, 2024, the Bank also had $61.0 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonably

expected borrower,
depositor, and creditor requirements over the next twelve

months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At March 31, 2024, the Bank had outstanding standby letters of credit of $0.6 million and unfunded loan commitments
outstanding of $69.1 million.

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
matters.
As of March 31, 2024,

the aggregate unpaid principal balance of residential mortgage loans,

which we have originated and
sold, but retained the servicing rights, was $214.0 million.

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
The Company was not required to repurchase any loans during the first quarter of 2024 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2024.
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

As of March 31, 2024, we do not believe that this exposure is material due to the historical level of
repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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

The yield curve continued to be inverted
on March 31, 2024, which means shorter term interest rates are higher than longer interest rates.

This results in a lower
spread between our costs of funds and our interest income.

In addition, net interest income could be affected by
asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the
same index. Higher market interest rates and reductions in the securities held by the Federal

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
Inflation has been running at levels unseen in decades and, while it has declined towards the end of 2023, it has been
persistent through March 31, 2024 and remains above the Federal Reserve’s long term inflation goal of 2.0% annually.

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

The Federal Reserve has indicated it will maintain higher target rates and restrictive monetary policy to
meet its goals of (i) 2% target inflation rate over the longer term and (ii)

maximum employment goals.

Following its May
1, 2024 meeting, the Federal Reserve’s Open Market

Committee (“FOMC”) reaffirmed its commitment to the 2% inflation objective and announced that it “does not expect it will be appropriate to reduce the target range until it has gained greater
confidence that inflation is moving substantially toward 2%.”

Further, the FOMC reduced its monthly reduction of
Treasury securities from $60 billion to $25 billion,

and was maintaining the monthly reduction on agency debt and agency mortgage-backed securities at $35 billion.
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

●
ASU 2023-09,
Income Taxes

(Topic

740): Improvements to Income Tax

disclosures
Information about this pronouncement is described in more detail below.
ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

Disclosures,
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

2024 2023
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,657 6,059 6,272 6,888 7,109
Tax-equivalent adjustment 20 95 108 106 108
Net interest income (Tax

-equivalent)
$ 6,677 6,154 6,380 6,994 7,217

Table 2

- Selected Quarterly Financial Data

2024 2023
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,677 6,154 6,380 6,994 7,217
Less: tax-equivalent adjustment 20 95 108 106 108
Net interest income (GAAP) 6,657 6,059 6,272 6,888 7,109
Noninterest income 887 (5,429) 865 791 792
Total revenue 7,544 630 7,137 7,679 7,901
Provision for credit losses 334 326 105 (362) 66
Noninterest expense 5,675 5,803 5,362 5,825 5,604
Income tax expense 164 (1,514) 182 288 267
Net earnings $ 1,371 (3,985) 1,488 1,928 1,964
Per share data:
Basic and diluted net earnings

$ 0.39 (1.14) 0.43 0.55 0.56
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic and diluted 3,493,663 3,493,614 3,496,411 3,500,064 3,502,143
Shares outstanding, at period end 3,493,699 3,493,614 3,493,614 3,499,412 3,500,879
Book value $ 21.32 21.90 17.59 20.28 21.03
Common stock price
High $ 21.55 21.99 22.80 24.32 24.50
Low

18.82 19.72 20.85 18.80 22.55
Period end: 19.27 21.28 21.50 21.26 22.66
To earnings ratio 83.78 53.20 7.65 7.21 7.79
To book value 90% 97 122 105 108
Performance ratios:
Return on average equity

7.13% (26.40) 8.59 10.37 11.44
Return on average assets

0.56% (1.56) 0.58 0.75 0.77
Dividend payout ratio 69.23% (23.68) 62.79 49.09 48.21
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.27% 1.23 1.24 1.27 1.35
Nonperforming loans 822% 753 559 577 255
Nonperforming assets as a % of:
Loans and other real estate owned 0.15% 0.16 0.22 0.22 0.53
Total assets

0.09% 0.09 0.12 0.11 0.26
Nonperforming loans as a % of total loans 0.15% 0.16 0.22 0.22 0.53
Annualized net (recoveries) charge-offs as % of average loans (0.05) % 0.13 0.01 (0.11) -
Capital Adequacy: (c)
CET 1 risk-based capital ratio 14.62% 14.52 15.01 15.33 15.45
Tier 1 risk-based capital ratio 14.62% 14.52 15.01 15.33 15.45
Total risk-based capital ratio 15.69% 15.52 15.98 16.31 16.48
Tier 1 leverage ratio 10.34% 9.72 10.26 10.23 10.07
Other financial data:
Net interest margin (a) 3.04% 2.65 2.73 3.03 3.17
Effective income tax rate 10.68% (27.53) 10.90 13.00 11.97
Efficiency ratio (b) 75.03% 800.41 74.01 74.82 69.97
Selected average balances:
Securities available-for-sale $ 267,606 354,065 390,772 402,929 402,684
Loans 560,757 550,938 529,382 512,066 502,158
Total assets 976,930 1,020,476 1,020,980 1,022,874 1,022,938
Total deposits 897,051 953,674 942,533 942,552 948,393
Total stockholders’ equity 76,948 60,372 69,269 74,404 68,655
Selected period end balances:

Securities available-for-sale $ 260,770 270,910 373,286 394,079 405,692
Loans 567,520 557,294 545,610 520,411 505,041
Allowance for credit losses 7,215 6,863 6,778 6,634 6,821
Total assets 979,039 975,255 1,030,724 1,026,130 1,017,746
Total deposits 899,673 896,243 964,602 950,742 939,190
Total stockholders’ equity 74,489 76,507 61,451 70,976 73,640
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
See Table 1 - Explanation of Non-GAAP Measures.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.

Table 3

- Average Balances

and Net Interest Income Analysis

Quarter ended March 31,
2024 2023
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 560,942 $ 6,990 5.01% $ 502,158 $ 5,754 4.65%
Securities - taxable (2) 257,229 1,411 2.21% 344,884 1,865 2.19%
Securities - tax-exempt (2)(3) 10,377 94 3.64% 57,800 511 3.59%
Total securities

267,606 1,505 2.26% 402,684 2,366 2.38%
Federal funds sold 17,980 249 5.57% 7,314 85 4.71%
Interest bearing bank deposits 37,790 505 5.37% 11,607 128 4.47%
Total interest-earning assets 884,318 $ 9,249 4.21% 923,763 $ 8,343 3.66%
Cash and due from banks 17,772 15,527
Other assets 74,840 83,648
Total assets $ 976,930 $ 1,022,938
Interest-bearing liabilities:
Deposits:

NOW $ 196,648 $ 640 1.31% $ 187,566 $ 248 0.54%
Savings and money market 241,792 340 0.57% 300,657 290 0.39%
Time deposits 199,562 1,590 3.20% 155,676 580 1.51%
Total interest-bearing deposits 638,002 2,570 1.62% 643,899 1,118 0.70%
Short-term borrowings 1,592 2 0.51% 3,046 8 1.11%
Total interest-bearing liabilities 639,594 $ 2,572 1.62% 646,945 $ 1,126 0.71%
Noninterest-bearing deposits 259,050

304,494

Other liabilities 1,338 2,844
Stockholders' equity 76,948

68,655

Total liabilities and stockholders' equity $ 976,930 $ 1,022,938
Net interest income and margin (tax-equivalent) $ 6,677 3.04% $ 7,217 3.17%

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
year ended December 31, 2023.

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

The persistence of inflation above the Federal Reserve’s

long
term targets, and the maintenance of or further increases in, tightened Federal

Reserve monetary policy by increased target
interest rates and reductions in the Federal Reserve’s

securities portfolio, have and are expected to continue to affect the levels of interest rates, mortgage originations and income, the market values of our securities portfolio and loans and have
resulted in unrealized losses that have adversely affected our stockholders’

equity.

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
The Company did not repurchase any of its common stock during the first quarter of 2024.
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

May 8, 2024

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

May 8, 2024

By:

/s/
W.
James Walker,

IV

W.

James Walker,

IV
Senior Vice President and Chief Financial

Officer