Form 10-Q
period 2024-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2024-08-02
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2024
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
Class Outstanding at August 1, 2024
Common Stock, $0.01 par value per share
3,493,699

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023
3

Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2024 and 2023
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended
June 30, 2024 and 2023
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended
June 30, 2024 and 2023
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
Table 1 – Explanation of Non-GAAP Financial Measures
43
Table 2 – Selected Quarterly Financial Data
44
Table 3 – Selected Financial Data
45
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2024 and 2023
46
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2024 and 2023
47
Item 3
Quantitative and Qualitative Disclosures About Market Risk
48
Item 4
Controls and Procedures
48
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
48
Item 1A
Risk Factors
48
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
49
Item 3
Defaults Upon Senior Securities
49
Item 4
Mine Safety Disclosures
49
Item 5
Other Information
49
Item 6
Exhibits
50

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,
(Dollars in thousands, except share data) 2024 2023
Assets:
Cash and due from banks $
26,334
$
27,127
Federal funds sold
11,778
31,412
Interest-bearing bank deposits
76,387
12,830
Cash and cash equivalents
114,499
71,369
Securities available-for-sale

254,359
270,910
Loans held for sale
30
—
Loans 578,068
557,294
Allowance for credit losses
(7,142)
(6,863)
Loans, net
570,926
550,431
Premises and equipment, net
46,618
45,535
Bank-owned life insurance
17,311
17,110
Other assets
21,311
19,900
Total assets $
1,025,054
$
975,255
Liabilities:
Deposits:
Noninterest-bearing

$
263,105
$
270,723
Interest-bearing
683,300
625,520
Total deposits
946,405
896,243
Federal funds purchased and securities sold under agreements to repurchase
—
1,486
Accrued expenses and other liabilities
3,440
1,019
Total liabilities
949,845
898,748
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,801
Retained earnings
114,353
113,398
Accumulated other comprehensive loss, net
(31,284)
(29,029)
Less treasury stock, at cost -
463,436

shares and
463,521

at June 30, 2024
and December 31, 2023, respectively
(11,701)
(11,702)
Total stockholders’ equity
75,209
76,507
Total liabilities and stockholders’

equity
$
1,025,054
$
975,255
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2024 2023 2024 2023
Interest income:
Loans, including fees $
7,451
$
6,019
$
14,441
$
11,773
Securities:
Taxable
1,371
1,826
2,782
3,691
Tax-exempt
74
404
148
807
Federal funds sold and interest-bearing bank deposits
688
144
1,442
357
Total interest income
9,584
8,393
18,813
16,628
Interest expense:
Deposits
2,874
1,482
5,444
2,600
Short-term borrowings
1
23
3
31
Total interest expense
2,875
1,505
5,447
2,631
Net interest income
6,709
6,888
13,366
13,997
Provision for (reversal of) credit losses
(123)
(362)
211
(296)
Net interest income after provision for credit

losses
6,832
7,250
13,155
14,293
Noninterest income:
Service charges on deposit accounts
153
154
309
308
Mortgage lending
180
142
330
235
Bank-owned life insurance
99
68
201
224
Other
464
427
943
816
Total noninterest income
896
791
1,783
1,583
Noninterest expense:
Salaries and benefits
3,140
3,038
6,211
5,965
Net occupancy and equipment
603
787
1,366
1,586
Professional fees
314
299
640
637
Other
1,462
1,701
2,977
3,241
Total noninterest expense
5,519
5,825
11,194
11,429
Earnings before income taxes
2,209
2,216
3,744
4,447
Income tax expense
475
288
639
555
Net earnings $
1,734
$
1,928
$
3,105
$
3,892
Net earnings per share:
Basic and diluted $
0.50
$
0.55
$
0.89
$
1.11
Weighted average shares

outstanding:
Basic and diluted
3,493,699
3,500,064
3,493,681
3,501,098
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
Net earnings $
1,734
$
1,928
$
3,105
$
3,892
Other comprehensive (loss) gain:
Unrealized (loss) gain on securities
(94)
(4,830)
(3,012)
2,467
Related tax benefit (expense)
23
1,215
757
(619)
Other comprehensive (loss) gain, net of tax
(71)
(3,615)
(2,255)
1,848
Comprehensive income (loss) $
1,663
$
(1,687)
$
850
$
5,740
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings (loss) income stock Total
Quarter ended June 30, 2024
Balance, March 31, 2024
3,493,699
$
39
$
3,802
$
113,563
$
(31,213)
$
(11,702)
$
74,489
Net earnings — — —
1,734
— — 1,734
Other comprehensive loss — — — —
(71)
— (71)
Cash dividends paid ($
.27

per share)
— — —
(944)
— —
(944)
Sale of treasury stock — — — — —
1
1
Balance, June 30, 2024
3,493,699
$
39
$
3,802
$
114,353
$
(31,284)
$
(11,701)
$
75,209
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
Six months ended June 30, 2024
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
Cumulative effect of change in accounting
standard — — —
(263)
— —
(263)
Net earnings — — —
3,105
— — 3,105
Other comprehensive loss — — — —
(2,255)
— (2,255)
Cash dividends paid ($
.54

per share)
— — —
(1,887)
— —
(1,887)
Sale of treasury stock
85
—
1
— —
1
2
Balance, June 30, 2024
3,493,699
$
39
$
3,802
$
114,353
$
(31,284)
$
(11,701)
$
75,209
Six months ended June 30, 2023
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
3,105
$
3,892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for (reversal of) credit losses
221
(291)
Depreciation and amortization
902
858
Premium amortization and discount accretion, net
770
1,223
Net gain on sale of loans held for sale
(142)
(61)
Loans originated for sale
(5,826)
(1,219)
Proceeds from sale of loans
5,911
1,271
Increase in cash surrender value of bank-owned life insurance
(201)
(172)
Income recognized from death benefit on bank-owned life insurance —
(52)
Net (increase) decrease in other assets
(1,026)
3,332
Net increase (decrease) in accrued expenses and other liabilities
2,412
(1,406)
Net cash provided by operating activities
6,126
7,375
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
12,769
12,470
Increase in loans, net
(20,706)
(15,812)
Net purchases of premises and equipment
(1,880)
(40)
Proceeds from bank-owned life insurance death benefit —
216
Decrease in FHLB stock
32
41
Net cash used in investing activities
(9,785)
(3,125)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(7,618)
(12,892)
Net increase in interest-bearing deposits
57,780
13,297
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
(1,486)
(384)
Stock repurchases
—
(99)
Dividends paid
(1,887)
(1,890)
Net cash provided by (used in) financing activities
46,789
(1,968)
Net change in cash and cash equivalents
43,130
2,282
Cash and cash equivalents at beginning of period
71,369
27,254
Cash and cash equivalents at end of period $
114,499
$
29,536
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
5,383
$
2,191
Income taxes
460
800
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

ATM

and
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

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred
subsequent to June 30, 2024.

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
Accounting Standards Adopted in 2024
On January 1, 2024, the Company adopted ASU 2023-02,
Investments – Equity Method and Joint Ventures

(Topic 323):
Accounting for Investments in Tax

Credit Structures Using

the Proportional Amortization Method
.

ASU 2023-02 now
permits reporting entities to elect to account for their equity investments made primarily to receive income tax credits and
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

The Company, beginning

January 1, 2024, accounts

for its investments in New Markets
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

At June 30, 2024 and 2023,
respectively, the Company

had no such securities or rights issued or outstanding, and therefore, no dilutive effect to
consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2024 2023 2024 2023
Basic and diluted:
Net earnings $
1,734
$
1,928
$
3,105
$
3,892
Weighted average common

shares outstanding
3,493,699
3,500,064
3,493,681
3,501,098
Net earnings per share $
0.50
$
0.55
$
0.89
$
1.11
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest entity (“VIE”)

is a corporation, partnership, trust or other legal structure that does not have equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At June 30, 2024, the Company did not have any consolidated VIEs but did have one nonconsolidated

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

$1.1

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

Standards Adopted in 2024.

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit investment $
1,082
$
1,082
Other assets

NOTE 4: SECURITIES
At June 30, 2024 and December 31, 2023, respectively,

all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2024 and December 31, 2023, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2024
Agency obligations (a) $
—
17,309
35,407
—
52,716
—
8,501
$
61,217
Agency MBS (a)
59
19,849
14,808
149,225
183,941
—
30,314
214,255
State and political subdivisions
—
568
9,037
8,097
17,702
1
2,961
20,662
Total available-for-sale $
59
37,726
59,252
157,322
254,359
1
41,776
$
296,134

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
Securities with aggregate fair values of $
202.5

million and $
211.8

at June 30, 2024 and December 31, 2023, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan Bank of
Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.4

million at June 30, 2024 and December 31, 2023,
respectively.

Non-marketable equity investments include FHLB of Atlanta stock,

Federal Reserve Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at June 30, 2024 and December 31, 2023, respectively, segregated
by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are
presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2024:
Agency obligations

$
—
—
52,716
8,501
$
52,716
8,501
Agency MBS
10
—
183,931
30,314
183,941
30,314
State and political subdivisions
1,817
38
14,163
2,923
15,980
2,961
Total

$
1,827
38
250,810
41,738
$
252,637
41,776

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

For the securities
held as of June 30, 2024 in the table immediately above, management does not intend to sell and it is likely that
management will not be required to sell the securities prior to their recovery.
Agency Obligations

Investments in agency obligations are guaranteed as to full and timely payment of principal and interest by the issuing
agency.

Based on management's analysis and judgement, there

were no credit losses attributable to the Company’s
investments in agency obligations at June 30, 2024.
Agency MBS
Investments in agency mortgage-backed securities (“MBS”) are MBS issued by Ginnie Mae, Fannie Mae, and Freddie
Mac.

Each of these agencies provide a guarantee of full and timely payments of principal and interest on their respective
MBS by the issuing agency.

Based on management's analysis and judgement, there were no credit losses attributable to the
Company’s investments in agency MBS at June

30, 2024.
State and Political Subdivisions
Investments in state and political subdivisions are securities issued by various municipalities in the United States.

The
majority of these securities were rated AA or higher,

with no securities rated below investment grade at June 30, 2024.

Based on management's analysis and judgement, there were no credit losses attributable to the Company’s investments

in
state and political subdivisions at June 30, 2024.
Realized Gains and Losses

The Company had no realized gains or losses on sale of securities during the quarters and six months ended June 30, 2024
and 2023, respectively.

NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

June 30, December 31,
(Dollars in thousands) 2024 2023
Commercial and industrial $
77,627
$
73,374
Construction and land development
73,688
68,329
Commercial real estate:
Owner occupied
63,384
66,783
Hotel/motel
38,542
39,131
Multi-family
44,135
45,841
Other
151,171
135,552
Total commercial real estate
297,232
287,307
Residential real estate:
Consumer mortgage
60,957
60,545
Investment property
58,470
56,912
Total residential real estate
119,427
117,457
Consumer installment
10,094
10,827
Total Loans $
578,068
$
557,294
Loans secured by real estate were approximately 84.8% of the Company’s total loan portfolio at June 30, 2024.

At June 30,
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
30, 2024 and December 31, 2023.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2024:
Commercial and industrial $
77,625
2
—
77,627
— $
77,627
Construction and land development
73,284
404
—
73,688
—
73,688
Commercial real estate:
Owner occupied
62,631
—
—
62,631
753
63,384
Hotel/motel
38,542
—
—
38,542
—
38,542
Multi-family
44,135
—
—
44,135
—
44,135
Other
151,171
—
—
151,171
—
151,171
Total commercial real estate
296,479
—
—
296,479
753
297,232
Residential real estate:
Consumer mortgage
60,805
111
—
60,916
41
60,957
Investment property
58,372
98
—
58,470
—
58,470
Total residential real estate
119,177
209
—
119,386
41
119,427
Consumer installment
10,071
23
—
10,094
—
10,094
Total $
576,636
638
—
577,274
794
$ 578,068

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
of June 30, 2024 and December 31, 2023.

The December 31, 2023 table has been revised to correct revolving loans and properly allocate loans by year of origination.

See Note 1: Summary of Significant Accounting Policies – Correction of
Error.

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
June 30, 2024:

Commercial and industrial
Pass $
5,671
13,080
19,641
13,026
5,350
17,043
3,485
$
77,296
Special mention
—
74
—
—
—
—
—
74
Substandard
54
6
187
10
—
—
—
257
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
5,725
13,160
19,828
13,036
5,350
17,043
3,485
77,627
Current period gross charge-offs — —
9
— — — —
9
Construction and land development
Pass
17,898
27,794
23,510
1,544
1,823
144
—
72,713
Special mention
332
404
—
—
—
—
—
736
Substandard
239
—
—
—
—
—
—
239
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
18,469
28,198
23,510
1,544
1,823
144
—
73,688
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
509
12,454
7,030
17,282
9,469
9,711
4,991
61,446
Special mention
931
254
—
—
—
—
—
1,185
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
753
—
753
Total owner occupied
1,440
12,708
7,030
17,282
9,469
10,464
4,991
63,384
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
245
8,822
9,677
3,142
1,397
14,993
266
38,542
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
245
8,822
9,677
3,142
1,397
14,993
266
38,542
Current period gross charge-offs — — — — — — — —

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
June 30, 2024:

Multi-family
Pass
192
11,710
17,279
1,916
5,967
6,505
566
44,135
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
192
11,710
17,279
1,916
5,967
6,505
566
44,135
Current period gross charge-offs — — — — — — — —
Other
Pass
26,641
21,591
26,844
25,885
13,606
18,612
16,961
150,140
Special mention
905
—
—
—
—
—
—
905
Substandard
—
—
—
—
126
—
—
126
Nonaccrual
—
—
—
—
—
—
—
—
Total other
27,546
21,591
26,844
25,885
13,732
18,612
16,961
151,171
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
3,621
18,043
18,685
2,614
2,612
12,084
2,272
59,931
Special mention
—
—
—
—
—
490
—
490
Substandard
—
—
—
—
—
495
—
495
Nonaccrual
—
—
—
—
—
41
—
41
Total consumer mortgage
3,621
18,043
18,685
2,614
2,612
13,110
2,272
60,957
Current period gross charge-offs — — — — — — — —
Investment property
Pass
7,691
12,004
11,111
8,908
12,301
5,773
281
58,069
Special mention
—
—
—
—
—
—
—
—
Substandard
—
82
95
—
224
—
—
401
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
7,691
12,086
11,206
8,908
12,525
5,773
281
58,470
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
3,216
3,443
2,098
359
123
191
582
10,012
Special mention
—
9
27
10
—
—
—
46
Substandard
10
21
5
—
—
—
—
36
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
3,226
3,473
2,130
369
123
191
582
10,094
Current period gross charge-offs
—
18
24
1
— — —
43
Total loans
Pass
65,684
128,941
135,875
74,676
52,648
85,056
29,404
572,284
Special mention
2,168
741
27
10
—
490
—
3,436
Substandard
303
109
287
10
350
495
—
1,554
Nonaccrual
—
—
—
—
—
794
—
794
Total loans $
68,155
129,791
136,189
74,696
52,998
86,835
29,404
$
578,068
Total current period gross charge-offs $
—
18
33
1
— — —
52

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
The composition of the provision for (reversal of) credit losses for the respective periods is presented below.

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
Provision for credit losses:
Loans $
(64)

$
(331)

$
221

$
(291)

Reserve for unfunded commitments
(59)

(31)

(10)

(5)

Total provision for (reversal of)

credit losses
$
(123)

$
(362)

$
211

$
(296)

The following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective
periods.

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
June 30, 2024
Beginning balance $
1,415
840
4,202
613
145
$
7,215
Charge-offs
(9)
—
—
—
(19)
(28)
Recoveries
8
—
—
2
9
19
Net (charge-offs) recoveries
(1)
—
—
2
(10)
(9)
Provision for (reversal of) credit losses
(48)
102
(111)
(12)
5
(64)
Ending balance $
1,366
942
4,091
603
140
$
7,142

Six months ended:
June 30, 2024
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)
—
—
—
(43)
(52)
Recoveries
74
—
—
5
31
110
Net recoveries (charge-offs)
65
—
—
5
(12)
58
Provision for (reversal of) credit losses
13
(18)
170
52
4
221
Ending balance $
1,366
942
4,091
603
140
$
7,142

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
June 30, 2023
Beginning balance $
1,232
1,021
3,966
497
105
$
6,821
Charge-offs
—
—
—
—
(56)
(56)
Recoveries
194
—
—
5
1
200
Net recoveries (charge-offs)
194
—
—
5
(55)
144
Provision for (reversal of) credit losses
(228)
(16)
(178)
27
64
(331)
Ending balance $
1,198
1,005
3,788
529
114
$
6,634

Six months ended:
June 30, 2023
Beginning balance $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
—

—

—

—

(67)
(67)
Recoveries
196
—

—

10
2
208
Net recoveries (charge-offs)
196
—

—

10
(65)

141
Provision for (reversal of) credit losses
(277)
73
(194)
38
69
(291)

Ending balance $
1,198
1,005
3,788
529
114
$
6,634
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses as of March 31, 2024 and December 31, 2023:

(Dollars in thousands) Real Estate Total Loans
June 30, 2024:
Commercial real estate $
753
$
753
Total

$
753
$
753

December 31, 2023:
Commercial real estate $
783
$
783
Total $
783
$
783
The following table is a summary of the Company’s

nonaccrual loans by major categories as of March 31, 2024 and
December 31, 2023.

CECL
Nonaccrual loans Nonaccrual loans Total
(Dollars in thousands) with no Allowance with an Allowance Nonaccrual Loans
June 30, 2024
Commercial real estate $
753
—
753
Residential real estate —
41
41
Total

$
753
41
794
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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
MSRs, net:
Beginning balance
$
965
$
1,096
$
992
$
1,151
Additions, net
15
9
27
9
Amortization expense
(38)
(55)
(77)
(110)
Ending balance
$
942
$
1,050
$
942
$
1,050
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,378
$
2,419
$
2,382
$
2,369
End of period
2,346
2,312
2,346
2,312
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

The nature of the Company’s financial assets

and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2024, there were no
transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.
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
30, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2024:
Securities available-for-sale:
Agency obligations

$
52,716
—
52,716
—
Agency MBS
183,941
—
183,941
—
State and political subdivisions
17,702
—
17,702
—
Total securities available-for-sale
254,359
—
254,359
—
Total

assets at fair value
$
254,359
—
254,359
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
June 30, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2024:
Loans held for sale $
30
—
30
—
Loans, net (1)
753
—
—
753
Other assets
(2)
942
—
—
942
Total assets at fair value $
1,725
—
30
1,695
December 31, 2023:
Loans, net (1) $
783
—
—
783
Other assets (2)
992
—
—
992
Total assets at fair value $
1,775
—
—
1,775
(1)
Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or

estimated fair value.

Quantitative Disclosures for Level 3 Fair Value

Measurements
At June 30, 2024 and December 31, 2023, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023, the significant
unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets are
presented below.

Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
June 30, 2024:
Collateral dependent loans $
753
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
942
Discounted cash flow Prepayment speed or CPR
6.4
-
11.5
6.7

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

The carrying value,

related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at June 30, 2024 and December 31, 2023 are presented below.

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2024:
Financial Assets:
Loans, net (1) $
570,926
$
536,965
$
—
$
—
$
536,965
Loans held for sale
30
30
—
30
—
Financial Liabilities:
Time Deposits $
196,292
$
193,940
$
—
$
193,940
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and six months ended June 30, 2024 and 2023, as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on

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
inventory volatility, and changes

in consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions (including tariffs), sanctions or other events
that may affect general economic conditions;

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

CECL models to establish our
allowance for credit losses and estimate asset impairments, as well as differences in, and changes to, economic,
market and credit conditions, including unemployment rates, changes in borrowers’ credit risks and payment
behaviors from those used in our CECL models and loan portfolio reviews;
●
the risks of changes in market interest rates and the shape of the yield curve on customer behaviors; the levels,
composition and costs of deposits, loan demand and mortgage loan originations; the values and liquidity of loan
collateral, our securities portfolio and interest-sensitive assets and liabilities;

and the risks and uncertainty of the
amounts realizable on collateral;
●
the risks of increases in market interest rates or the continuation of restrictive monetary policies creating
unrealized losses on our securities available for sale, which adversely affect our stockholders’ equity for financial
reporting purposes and our tangible equity;
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
●
other factors and risks described under “Risk Factors” herein, in our Annual Report on Form 10-K as of and for
the year ended December 31, 2023 filed with the United States Securities and Exchange

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
made.
Summary of Results of Operations
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2024 2023 2024 2023
Net interest income (a) $ 6,728 $ 6,994 $ 13,405 $ 14,211
Less: tax-equivalent adjustment 19 106 39 214
Net interest income (GAAP) 6,709 6,888 13,366 13,997
Noninterest income

896 791 1,783 1,583
Total revenue

7,605 7,679 15,149 15,580
Provision for (reversal of) credit losses (123) (362) 211 (296)
Noninterest expense 5,519 5,825 11,194 11,429
Income tax expense 475 288 639 555
Net earnings $ 1,734 $ 1,928 $ 3,105 $ 3,892
Basic and diluted earnings per share $ 0.50 $ 0.55 $ 0.89 $ 1.11
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $3.1

million for the first six months of 2024,

compared to $3.9 million for the first six
months of 2023.

Basic and diluted earnings per share were $0.89 per share for the first six months of 2024,

compared to
$1.11 per share for the first six months of 2023.

Net interest income (tax-equivalent) was $13.4

million for the first six months of 2024, a 6% decrease compared to $14.2 million for the first six months of 2023.

This decrease was primarily due to a smaller balance sheet and a decrease in the
Company’s net interest margin.

The Company’s net interest

margin (tax-equivalent) was 3.05% for the first six months of
2024 compared to 3.10% for the first six months of 2023.

This decrease was primarily due to increased cost of interest bearing deposits,

which was partially offset by a more favorable asset mix and higher yields on interest earning assets.

Average loans for the first six

months of 2024 were $567.4 million, a 12% increase from the first six months of 2023

.

Average total securities for the

first six months of 2024 were $262.9 million compared to $402.8 million for the first six
months of 2023.

The decrease was primarily the result of the Company’s

balance sheet repositioning strategy in the fourth
quarter of 2024.

See “Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest Income and
Margin” below.
At June 30, 2024, the Company’s allowance

for credit losses was $7.1 million, or 1.24% of total loans, compared to $6.9 million, or 1.23% of total loans, at December 31, 2023, and $6.6 million, or 1.27% of total loans, at June 30, 2023.

The Company recorded a provision for credit losses during the first six months of 2024 of $0.2 million, compared to a
negative provision of $0.3

million during the first six months of 2023.

The provision for credit losses under CECL reflects
the Company’s evaluation of its credit risk profile

and its future economic outlook and forecasts.

Our CECL model is
largely influenced by economic factors including, most notably,

the anticipated unemployment rate.

The increase in the
provision for credit losses during the first six months of 2024,

as compared to the first six months of 2023, was related to
changes in the composition of, and increases in, loans as well as changes in the economic forecasts used in our CECL
model.

Noninterest income was $1.8 million in the first six months of 2024,

compared to $1.6 million in the first six months of
2023.

The increase was primarily related to an increase in mortgage lending income and other noninterest income.
Noninterest expense was $11.2 million in the first six

months of 2024,

compared to $11.4 million for the first six months of
2023.

The decrease was primarily related to decreases in net occupancy and equipment expense and other noninterest
expense.

These decreases were partially offset by an increase

in salaries and benefits expense.
Income tax expense was $0.6 million for both the first six months of 2024 and 2023.

The Company's effective tax rate for
the first six months of 2024 was 17.07%, compared to 12.48% in the first six months of 2023.

The Company’s effective
income tax rate is affected principally by tax-exempt earnings from the Company’s investment in

municipal securities,
bank-owned life insurance (“BOLI”), and New Markets Tax

Credits (“NMTCs”).

The effective tax rate increased primarily
due to a decrease in the Company’s investment in

municipal securities following the balance sheet restructuring in the fourth quarter of 2023, and the adoption of FASB

ASU 2023-02 Investments – Equity Method and Joint Ventures

(Topic
323) which allows the proportional amortization method for our NMTC investments, on January 1, 2024.

With the
adoption of this ASU, amortization of NMTCs are now included in income tax expense rather than noninterest expense.

The Company paid cash dividends of $0.27 per share in the first six months of 2024 and 2023.

At June 30, 2024, the
Bank’s regulatory capital ratios

were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 15.49%,

a tier 1 leverage ratio of 10.39% and a common equity
tier 1 (“CET1”) ratio of 14.47% at June 30, 2024.

For the second quarter of 2024, net earnings were $1.7 million, or $0.50 per share, compared to $1.9 million, or $0.55 per
share, for the second quarter of 2023.

Net interest income (tax-equivalent) was $6.7 million for the second quarter of 2024 compared to $7.0 million for the second quarter of 2023.

This decrease was primarily due to increases in the cost of
interest bearing deposits.

The Company’s net interest

margin (tax-equivalent) was 3.06% in the second quarter of 2024 compared to 3.03% in the second quarter of 2023.

The increase was primarily due a more favorable asset mix and higher yields on interest earning assets.

The Company recorded a negative provision for credit losses during the second quarter of
2024 of $0.1

million, compared to a negative provision of $0.4

million for the second quarter of 2023.

Noninterest income
was $0.9 million for the second quarter of 2024 compared to $0.8 million for the second quarter of 2023.

Noninterest
expense was $5.5 million in the second quarter of 2024 compared to $5.8 million for the second quarter of 2023.

Income
tax expense was $0.5

million for the second quarter of 2024,

compared to $0.3 million for the second quarter of 2023.

This
increase was primarily due to an increase in the Company’s

effective tax rate, which increased to 21.50% in the second
quarter of 2024 from 13.00% in the second quarter of 2023.

This increase was related to a decrease in the Company’s
investment in municipal securities, and the adoption of ASU 2023-02, as described above.

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

$ 567,434 5.12% $ 507,176 4.68%
Securities - taxable 252,623 2.21% 348,066 2.14%
Securities - tax-exempt

10,294 3.65% 54,741 3.76%
Total securities

262,917 2.27% 402,807 2.36%
Federal funds sold 17,669 5.50% 5,619 4.77%
Interest bearing bank deposits 36,171 5.33% 9,805 4.61%
Total interest-earning assets 884,191 4.29% 925,407 3.67%
Deposits:

NOW 193,755 1.37% 188,491 0.57%
Savings and money market 248,227 0.71% 296,425 0.48%
Time deposits 195,863 3.34% 160,102 1.71%
Total interest-bearing deposits 637,845 1.72% 645,018 0.81%
Short-term borrowings 1,262 0.48% 3,443 1.82%
Total interest-bearing liabilities 639,107 1.71% 648,461 0.82%
Net interest income and margin (tax-equivalent) $ 13,405 3.05% $ 14,211 3.10%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $13.4 million for the first six months of

2024, a 6% decrease compared to $14.2
million for the first six months of 2023.

This decrease was primarily due to a decline in the Company’s net interest margin
(tax-equivalent).

The Company’s net interest

margin (tax-equivalent) was 3.05% in the first six months of 2024 compared
to 3.10% in the first six months of 2023.

This decrease was primarily due to higher market interest rates, which increased our cost of funds, generally, and

changes in our deposit mix to higher cost interest bearing deposits, which was partially
offset by a more favorable asset mix and higher yields on interest-earning assets.

The cost of interest-bearing liabilities
increased to 171 basis points in the first six months ended months of 2024,

compared to 82 basis points in the first six
months ended months of 2023.

Average interest bearing deposits

were $637.5 million during the six months ended June
30, 2024, a 1% decrease compared to $7.2 million during the first six months of 2023.

As of June 30, 2024, interest
bearing deposits were 72% of total deposits compared to 70% on June 30, 2023.

Since March 2022,

the Federal Reserve
increased the target federal funds range from 0 – 0.25% to 5.25

– 5.50%.

The tax-equivalent yield on total interest-earning assets increased by 62 basis points to 4.29% in the first six months of
2024 compared to 3.67% in the first six months of 2023.

This increase was primarily due to the Company’s

balance sheet
repositioning strategy in the fourth quarter of 2023, which improved our asset mix, and higher market interest rates on
interest earning assets.

The cost of total interest-bearing liabilities increased by 89 basis points to

1.71% in the first six months of 2024 compared
to 0.82% in the first six months of 2023.

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
2024.

Provision for Credit Losses
On January 1, 2023, we adopted ASC 326 and its CECL methodology,

which requires us to estimate all expected credit
losses over the remaining life of our loans. Accordingly,

the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,

is adequate to provide coverage for
all expected credit losses. The Company recorded a provision for credit losses during the first six months of 2024 of $0.2
million, compared to a negative provision for credit losses of $0.3 million during the first six months of 2023.

Provision
expense is affected by organic loan growth in our loan portfolio,

our internal assessment of the credit quality of the loan
portfolio, our expectations about future economic conditions and net charge-offs.

Our CECL model is largely influenced
by economic factors including, most notably,

the anticipated

unemployment rate, which may be affected by monetary
policy.

The increase in the provision for credit losses in the first quarter of 2024,

as compared to the first quarter of 2023,
was related to changes in the composition of, and increases in, loans as well as changes in the economic forecasts used in
our CECL model.
Our allowance for credit losses reflects an amount we believe appropriate

,

based on our allowance assessment
methodology, to adequately cover

all expected credit losses as of the date the allowance is determined.

At June 30, 2024,
the Company’s allowance for credit

losses was $7.1 million, or 1.24% of total loans, compared to $6.9 million, or 1.23% of total loans, at December 31, 2023, and $6.6 million, or 1.27% of total loans, at June 30, 2023.

Noninterest Income
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
Service charges on deposit accounts $ 153 $ 154 $ 309 $ 308
Mortgage lending income 180 142 330 235
Bank-owned life insurance 99 68 201 224
Other 464 427 943 816
Total noninterest income $ 896 $ 791 $ 1,783 $ 1,583
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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
Origination income $ 85 $ 57 $ 142 $ 61
Servicing fees, net 95 85 188 174
Total mortgage lending income $ 180 $ 142 $ 330 $ 235
The Company’s income from mortgage lending

typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of mortgage loans.

The increase in mortgage lending income was primarily related to the Company increasing the number of mortgage loans held for sale during 2024 relative to the number of mortgage
loans held for investment during 2023.

Income from bank-owned life insurance was $201 thousand and $224 thousand for the first six months of 2024,

and 2023
respectively.

Excluding a $52 thousand non-taxable death benefit received during the first quarter of 2023, income from
bank-owned life insurance would have been $172 thousand for

the first six months of 2023.
Other noninterest income was $943 thousand for the first six months of 2024,

compared to $816 thousand for the first six
months of 2023.

The increase in other noninterest income was primarily due to increased fee income on one-way sell
reciprocal deposits sold through the Intrafi network.

Noninterest Expense
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2024 2023 2024 2023
Salaries and benefits $ 3,140 $ 3,038 $ 6,211 $ 5,965
Net occupancy and equipment 603 787 1,366 1,586
Professional fees 314 299 640 637
Other 1,462 1,701 2,977 3,241
Total noninterest expense $ 5,519 $ 5,825 $ 11,194 $ 11,429
The increase in salaries and benefits was primarily due to routine annual increases in salaries and wages.
The decrease in net occupancy and equipment expense was primarily due to an increase in leasing income.
The decrease in other noninterest expense was primarily due to the Company’s adoption of ASU 2023-02 which allows the
proportional amortization method for our NMTC investments, on January 1, 2024

.

With the adoption of this ASU,
amortization of NMTCs are now included in income tax expense.

During the first six months of 2023, other noninterest
expense included $204 thousand related to our equity method investment in NMTCs.
Income Tax

Expense
Income tax expense was $0.6 million for both the first six months of both 2024 and 2023.

The Company's effective tax rate
for the first six months of 2024 was 17.07%, compared to 12.48% in the first six months of 2023.

The Company’s effective
income tax rate is affected principally by tax-exempt earnings from the Company’s investment in

municipal securities,
BOLI, and NMTCs.

The effective tax rate increased primarily due to a decrease in the Company’s investment in municipal
securities following the balance sheet restructuring in the fourth quarter of 2023,

and the adoption of FASB

ASU 2023-02
Investments – Equity Method and Joint Ventures

(Topic 323)

which allows the proportional amortization method for our
NMTC investments, on January 1, 2024.

With the adoption of this ASU, amortization of NMTCs

are now included in
income tax expense rather than noninterest expense.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $254.4

million at June 30, 2024,

compared to $270.9 million at December 31, 2023.

This
decrease reflects a $13.5 million decrease in the amortized cost basis of securities available

-for-sale and a decrease in the
fair value of securities available-for-sale of $3.0 million.

The average annualized tax-equivalent yields earned on total securities were 2.27%

in the first six months of 2024 and 2.36% in the first six months of 2023.

Loans
2024 2023
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 77,627 78,920 73,374 66,014 61,880
Construction and land development 73,688 58,909 68,329 70,129 63,874
Commercial real estate 297,232 300,484 287,307 281,964 275,801
Residential real estate 119,427 118,240 117,457 117,150 109,834
Consumer installment 10,094 10,967 10,827 10,353 9,022
Total loans $ 578,068 567,520 557,294 545,610 520,411
Total loans

were $578.1 million at June 30, 2024, a 4% increase compared to $557.3 million at December 31,

2023.

Four
loan categories represented the majority of the loan portfolio at June 30, 2024:

commercial real estate (51%), residential
real estate (21%), commercial and industrial (13%) and construction and land development

(13%).

Approximately 21% of
the Company’s commercial real

estate loans were classified as owner-occupied at June 30,

2024.
Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $10.1 million,
or 2% of total loans, and $8.7 million, or 2%, of total loans at June 30, 2024 and December

31, 2023, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at June 30, 2024 and December 31, 2023. The Company’s

residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.12% in the first six months of 2024 and 4.68% in the first
six months of 2023.

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
approximately $22.4 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.2 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At June 30, 2024, the Bank had one loan
relationship exceeding our internal limit.

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

-based capital at June 30, 2024 and December 31, 2023.

June 30, December 31,
(Dollars in thousands) 2024 2023
Lessors of 1-4 family residential properties $ 58,470 $ 56,912
Multi-family residential properties 44,135 45,841
Hotel/motel 38,542 39,131
Office Buildings 30,554 30,871
Allowance for Credit Losses

On January 1, 2023, we adopted ASC 326,

which introduced the current expected loss (“CECL”) methodology,

which
requires us to estimate all expected credit losses over the remaining life of our loan portfolio.

Accordingly, beginning in
2023, the allowance for credit losses represents an amount that, in management's evaluation,

is adequate to provide
coverage for all expected future credit losses on outstanding loans. As of June 30,

2024 and December 31, 2023, our
allowance for credit losses was approximately $7.1 million and $6.9 million, respectively, which our

management believes
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was

1.24% at
June 30, 2024, compared to 1.23% at December 31, 2023.
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
At June 30, 2024, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the second quarter of 2024
and the previous four quarters is presented below.

2024 2023
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 7,215 6,863 6,778 6,634 6,821
Charge-offs:
Commercial and industrial
(9) — (164) — —
Consumer installment
(19) (24) (20) (18) (56)
Total charge

-offs
(28) (24) (184) (18) (56)
Recoveries
19 91 11 4 200
Net recoveries (charge-offs)
(9) 67 (173) (14) 144
Provision for (reversal of) credit losses
(64) 285 258 158 (331)
Ending balance
$ 7,142 7,215 6,863 6,778 6,634
as a % of loans 1.24% 1.27 1.23 1.24 1.27
as a % of nonperforming loans 900% 822 753 559 577
Net (recoveries) charge-offs as % of average loans (a) 0.01% (0.05) 0.13 0.01 (0.11)
(a) Net (recoveries) charge-offs are annualized.

Nonperforming Assets
At June 30, 2024 and December 31, 2023, the Company had $0.8 million and $0.9 million, respectively, in nonperforming
assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2024 and the previous four quarters.

2024 2023
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 794 878 911 1,213 1,149
Total nonperforming assets $ 794 878 911 1,213 1,149
as a % of loans and other real estate owned 0.14% 0.15 0.16 0.22 0.22 as a % of total assets 0.08% 0.09 0.09 0.12 0.11
Nonperforming loans as a % of total loans 0.14% 0.15 0.16 0.22 0.22
The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2024 and
the previous four quarters.

2024 2023
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — — — 162 178
Commercial real estate 753 765 783 801 819
Residential real estate 41 97 128 250 152
Consumer installment — 16 — — —
Total nonaccrual loans $ 794 878 911 1,213 1,149
The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or

(2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection

.

The Company had no loans 90 days or more past due and still accruing at June 30, 2024 and December 31, 2023,
respectively.
The Company had no OREO at June 30, 2024 or December 31, 2023.

Deposits
June 30, December 31,
(In thousands) 2024 2023
Noninterest bearing demand $ 263,105 270,723
NOW 195,259 190,724
Money market 205,652 148,040
Savings 86,097 88,541
Certificates of deposit under $250,000 100,209 100,572
Certificates of deposit and other time deposits of $250,000 or more 96,083 97,643
Total deposits $ 946,405 896,243

Total deposits

were $946.4 million at June 30, 2024, compared to $896.2 million at December 31, 2023.

The increase in
deposits compared to December 31, 2023 was primarily related to a decrease in reciprocal customer deposits in the one-way
sell program through the Intrafi network.

At June 30, 2024 the Company had no reciprocal deposits sold, compared to
$59.0 million at December 31, 2023.

The Company had no brokered deposits at June 30, 2024 or December 31,

2023
compared to $16.0 million one year earlier.

Noninterest-bearing deposits were $263.1

million, or 28% of total deposits, at
June 30, 2024, compared to $270.7 million, or 30% of total deposits at December 31,

2023.

The average rate paid on total interest-bearing deposits was 1.72% in the first six months of 2024,

compared to 0.81% in
first six months of 2023.
At June 30, 2024, estimated uninsured deposits totaled $364.9 million, or 39%

of total deposits, compared to $356.3
million, or 40% of total deposits at December 31, 2023.

During 2023, the Bank began participating in the Certificates of
Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep

product (“ICS”), which provide for
reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of improving the FDIC insurance
coverage for our depositors.

The total of reciprocal deposits at June 30, 2024 was $55.6

million, compared to none at
December 31, 2023.

Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.

The Bank’s uninsured deposits at

June 30, 2024 and December 31, 2023 include approximately $222.1 million and $206.2 million, respectively,

of deposits of state, county and local governments that are collateralized by securities having an equal fair value to such deposits.
The estimated uninsured time deposits by maturity as of June 30,

2024 is presented below.

(Dollars in thousands) June 30, 2024
Maturity of:
3 months or less $ 25,659
Over 3 months through 6 months 36,405
Over 6 months through 12 months 4,667
Over 12 months 2,102
Total estimated uninsured

time deposits
$ 68,833
The FDIC issued a special assessment of 3.36 basis points for a projected eight quarters on large banks with more than $5
billion of uninsured deposits as a result of the systemic risk determination to insure all depositors in connection with the
March 2023 failures of Silicon Valley

Bank and Signature Bank.

These special assessments do not apply to the Bank.
Other Borrowings and Available

Credit
The Company had no long-term debt at June 30, 2024 and December 31, 2023.

The Bank utilizes short and long-term non-
deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities
sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal funds
lines totaling $61.0 million with no federal funds borrowings outstanding at June

30, 2024, and December 31, 2023,
respectively. The Company had

no securities sold under agreements to repurchase, which were entered into on behalf of
certain customers at June 30, 2024 compared to $1.5 million at December 31, 2023.

At June 30, 2024 and December 31,
2023,

the Bank had no borrowings from the Federal Reserve discount window and never had any borrowings under the
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

June 30, 2024 and December 31, 2023, respectively.

At those dates, the
Bank had $293.7

million and $309.1 million, respectively,

of available lines of credit at the FHLB of Atlanta.

Advances
include both fixed and variable interest rates and varying maturities may be used.

The Bank also has access to the FRB
discount window.
The average rate paid on the Bank’s short-term

borrowings was 0.48% in the first six months of 2024

compared to 1.82%
in the first six months of 2023.

The Bank had average short term borrowings of $1.3 million in the first six months of
2024, a 62% decrease compared to $2.1 million during the first six months of 2023.

CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $75.2 million and $76.5 million as of June 30, 2024 and December
31, 2023, respectively. The decrease

from December 31, 2023 was primarily driven by an other comprehensive loss due to
the change in unrealized gains/losses on securities available-for-sale,

net of tax of $2.2 million, cash dividends of $1.9
million, and the cumulative effect of adopting NMTC accounting standard of $0.3

million, partially offset by net earnings
of $3.1 million.

Total unrealized losses, net of tax,

on available-for-sale securities increased

from $29.0 million on
December 31, 2023 to $31.2 million June 30, 2024.

These unrealized losses do not affect the Bank’s

capital for regulatory
capital purposes.

The Company paid cash dividends of $0.54 per share for both the first six months of 2024 and first six months of 2023.

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
executive officers.

At June 30, 2024, the Bank’s ratio

was sufficient to meet the fully phased-in conservation buffer,

and
did not limit capital distributions or discretionary bonuses.
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

The Bank’s tier 1 leverage ratio

was 10.39%, CET1 risk-based capital ratio was 14.47%, tier 1 risk-based capital ratio was 14.47%, and total risk-based capital ratio was 15.49% at June 30, 2024. These ratios exceed the
minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5%

for CET1 risk-based capital ratio, 8.0% for
tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s
capital conservation buffer was 7.49% at June 30, 2024.

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
The Basel III endgame regulatory proposals are not applicable to the Company or the Bank

.

The Federal Reserve has
indicated that it is revising and expects to re-propose these rules applicable to larger organizations than the Company.
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
At June 30, 2024, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
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
At June 30, 2024, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At June 30, 2024 and December 31, 2023,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2024, the Bank had no FHLB of Atlanta advances outstanding and available credit from the FHLB
of $293.7

million. At June 30, 2024, the Bank also had $61.0 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

The
Company also has access to the FRB discount window.
Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known
contractual obligations and unfunded commitments, including loan commitments and reasonably

expected borrower,
depositor, and creditor requirements over the next twelve

months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At June 30, 2024, the Bank had outstanding standby letters of credit of $0.5 million and unfunded loan commitments
outstanding of $63.8 million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, to
fund these outstanding commitments, the Bank could use its cash and cash equivalents

,

deposits with other banks, liquidate
federal funds sold or a portion of our securities available-for-sale, or draw on its available credit facilities or raise deposits.

Mortgage lending activities
We generally sell residential

mortgage loans in the secondary market to Fannie Mae while retaining the servicing of these loans. The sale agreements for these residential mortgage loans with Fannie Mae and other investors include various
customary representations and warranties regarding the origination and characteristics of the residential mortgage loans.

Although the representations and warranties vary among investors, they typically cover ownership of the loan, validity of
the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with
loan criteria set forth in the applicable agreement, compliance with applicable federal,

state, and local laws, among other
matters.

As of June 30, 2024,

the aggregate unpaid principal balance of residential mortgage loans, which we have originated

and
sold, but retained the servicing rights, was $212.1 million.

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
The Company was not required to repurchase any loans during the first six months of

2024 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2024.
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

As of June 30, 2024, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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

The yield curve continued to be inverted
on June 30, 2024, which means shorter term interest rates are higher than longer term interest rates.

This results in a lower
spread between our costs of funds and our interest income.

In addition, net interest income could be affected by
asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the
same index. Higher market interest rates and reductions in the securities held by the Federal

Reserve to reduce inflation
generally reduce economic activity and may reduce loan demand and growth, and may adversely affect unemployment
rates.

Inflation and related changes in market interest rates, as the Federal Reserve acts to meet its long term inflation goal
of 2%, also can adversely affect the values and liquidity of our loans and securities

,

the value of collateral for our loans, and
the success of our borrowers and such borrowers’ available cash to pay interest on and principal of our loans to them.
Inflation has been running at levels unseen in decades and, while it has declined beginning in the latter part of 2023, it has
been persistent through June 30, 2024 and remains above the Federal Reserve’s long term inflation goal of 2.0% annually.

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
Our deposit costs may increase as the Federal Reserve increases its target federal funds rate, market interest rates increase,
and as customer savings behaviors change as a result of inflation and customers seeking higher market interest rates on
deposits and other alternative investments.

Monetary efforts to control inflation may also affect

unemployment which is an
important component in our CECL model used to estimate our allowance for credit losses.
CURRENT ACCOUNTING DEVELOPMENTS
The following ASU has been issued by the FASB

but is not yet effective.

●
ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

disclosures
ASU 2023-09 seeks to enhance the transparency and decision usefulness of income tax disclosures.

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

2024 2023
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,709 6,657 6,059 6,272 6,888
Tax-equivalent adjustment 19 20 95 108 106
Net interest income (Tax

-equivalent)
$ 6,728 6,677 6,154 6,380 6,994
Six months ended June 30,

(In thousands) 2024 2023
Net interest income (GAAP) $ 13,366 13,997
Tax-equivalent adjustment 39 214
Net interest income (Tax

-equivalent)
$ 13,405 14,211

Table 2

- Selected Quarterly Financial Data

2024 2023
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,728 6,677 6,154 6,380 6,994
Less: tax-equivalent adjustment 19 20 95 108 106
Net interest income (GAAP) 6,709 6,657 6,059 6,272 6,888
Noninterest income 896 887 (5,429) 865 791
Total revenue 7,605 7,544 630 7,137 7,679
Provision for (reversal of) credit losses
(123)

334

326

105

(362)

Noninterest expense 5,519 5,675 5,803 5,362 5,825
Income tax expense

475 164 (1,514) 182 288
Net earnings $ 1,734 1,371 (3,985) 1,488 1,928
Per share data:
Basic and diluted net earnings

$ 0.50 0.39 (1.14) 0.43 0.55
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic and diluted 3,493,699 3,493,663 3,493,614 3,496,411 3,500,064
Shares outstanding 3,493,699 3,493,699 3,493,614 3,493,614 3,499,412
Book value $ 21.53 21.32 21.90 17.59 20.28
Common stock price
High $ 19.25 21.55 21.99 22.80 24.32
Low

16.63 18.82 19.72 20.85 18.80
Period end 18.29 19.27 21.28 21.50 21.26
To earnings ratio (b) 101.61 x 83.78 53.20 7.65 7.21
To book value 85% 90 97 122 105
Performance ratios:
Return on average equity

9.63% 7.13 (26.40) 8.59 10.37
Return on average assets

0.71% 0.56 (1.56) 0.58 0.75
Dividend payout ratio 54.00% 69.23 (23.68) 62.79 49.09
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.27 1.23 1.24 1.27
Nonperforming loans 900% 822 753 559 577
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.15 0.16 0.22 0.22
Total assets

0.08% 0.09 0.09 0.12 0.11
Nonperforming loans as a % of total loans 0.14% 0.15 0.16 0.22 0.22
Annualized net (recoveries) charge-offs as a % of average loans 0.01% (0.05) 0.13 0.01 (0.11)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 14.47% 14.62 14.52 15.01 15.33
Tier 1 risk-based capital ratio 14.47% 14.62 14.52 15.01 15.33
Total risk-based capital ratio 15.49% 15.69 15.52 15.98 16.31
Tier 1 leverage ratio 10.39% 10.34 9.72 10.26 10.23
Other financial data:
Net interest margin (a) 3.06% 3.04 2.65 2.73 3.03
Effective income tax rate 21.50% 10.68 (27.53) 10.90 13.00
Efficiency ratio (d) 72.39% 75.03 800.41 74.01 74.82
Selected average balances:
Securities $ 258,228 267,606 354,065 390,772 402,929
Loans, net of unearned income 573,443 560,757 550,938 529,382 512,066
Total assets 978,107 976,930 1,020,476 1,020,980 1,022,874
Total deposits 900,673 897,051 953,674 942,533 942,552
Total stockholders’ equity 72,059 76,948 60,372 69,269 74,404
Selected period end balances:

Securities $ 254,359 260,770 270,910 373,286 394,079
Loans, net of unearned income 578,068 567,520 557,294 545,610 520,411
Allowance for credit losses 7,142 7,215 6,863 6,778 6,634
Total assets 1,025,054 979,039 975,255 1,030,724 1,026,130
Total deposits 946,405 899,673 896,243 964,602 950,742
Total stockholders’ equity 75,209 74,489 76,507 61,451 70,976
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Calculated by dividing period end share price by

earnings per share for the previous four quarters.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(d) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
See Table 1 - Explanation of Non-GAAP Measures.

Table 3

- Selected Financial Data
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2024 2023
Results of Operations
Net interest income (a) $ 13,405 14,211
Less: tax-equivalent adjustment 39 214
Net interest income (GAAP) 13,366 13,997
Noninterest income 1,783 1,583
Total revenue 15,149 15,580
Provision for (reversal of) credit losses
211

(296)

Noninterest expense 11,194 11,429
Income tax expense 639 555
Net earnings $ 3,105 3,892
Per share data:
Basic and diluted net earnings

$ 0.89 1.11
Cash dividends declared 0.54 0.54
Weighted average shares outstanding:
Basic and diluted 3,493,681 3,501,098
Shares outstanding, at period end 3,493,699 3,499,412
Book value $ 21.53 20.28
Common stock price:
High $ 21.55 24.50
Low

16.63 18.80
Period end 18.29 21.26
To earnings ratio (b) 101.61 x 7.21
To book value 85% 105
Performance ratios:
Annualized return on average equity

8.34% 10.91
Annualized return on average assets

0.64% 0.76
Dividend payout ratio 60.67% 48.65
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.27
Nonperforming loans 900% 577
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.22
Total assets

0.08% 0.11
Nonperforming loans as a % of total loans 0.14% 0.22
Annualized net recoveries as a % of average loans (0.02) %
(0.06)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 14.47% 15.33
Tier 1 risk-based capital ratio 14.47% 15.33
Total risk-based capital ratio 15.49% 16.31
Tier 1 leverage ratio 10.39% 10.23
Other financial data:
Net interest margin (a) 3.05% 3.10
Effective income tax rate 17.07% 12.48
Efficiency ratio (d) 73.70% 72.36
Selected average balances:
Securities $ 262,917 402,807
Loans, net of unearned income 567,100 507,139
Total assets 977,518 1,022,906
Total deposits 898,862 945,456
Total stockholders’ equity 74,503 71,365
Selected period end balances:

Securities $ 254,359 394,079
Loans, net of unearned income 578,068 520,411
Allowance for credit losses 7,142 6,634
Total assets 1,025,054 1,026,130
Total deposits 946,405 950,742
Total stockholders’ equity 75,209 70,976
(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b) Calculated by dividing period end share price by

earnings per share for the previous four quarters.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(d) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
See Table 1 - Explanation of Non-GAAP Measures.

Table 4

- Average Balances

and Net Interest Income Analysis
Quarter ended June 30,
2024 2023
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 573,926 $ 7,451 5.22% $ 512,139 $ 6,019 4.71%
Securities - taxable (2) 248,018 1,371 2.22% 347,714 1,826 2.11%
Securities - tax-exempt (2)(3) 10,210 93 3.66% 55,215 510 3.70%
Total securities

258,228 1,464 2.28% 402,929 2,336 2.33%
Federal funds sold 17,357 234 5.42% 3,943 48 4.88%
Interest bearing bank deposits 34,553 454 5.28% 8,023 96 4.80%
Total interest-earning assets 884,064 $ 9,603 4.37% 927,034 $ 8,499 3.68%
Cash and due from banks 18,072 15,621
Other assets 75,971 80,219
Total assets $ 978,107 $ 1,022,874
Interest-bearing liabilities:
Deposits:

NOW $ 190,861 $ 676 1.42% $ 189,406 $ 287 0.61%
Savings and money market 254,663 532 0.84% 292,238 414 0.57%
Time deposits 192,164 1,666 3.49% 164,479 781 1.90%
Total interest-bearing deposits 637,688 2,874 1.81% 646,123 1,482 0.92%
Short-term borrowings 931 1 0.43% 3,835 23 2.41%
Total interest-bearing liabilities 638,619 $ 2,875 1.81% 649,958 $ 1,505 0.93%
Noninterest-bearing deposits 262,985

296,428

Other liabilities 4,444 2,084
Stockholders' equity 72,059

74,404

Total liabilities and stockholders'

equity
$ 978,107 $ 1,022,874
Net interest income and margin (tax-equivalent) $ 6,728 3.06% $ 6,994 3.03%

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

Loans and loans held for sale (1) $ 567,434 $ 14,441 5.12% $ 507,176 $ 11,773 4.68%
Securities - taxable (2) 252,623 2,782 2.21% 348,066 3,691 2.14%
Securities - tax-exempt (2)(3) 10,294 187 3.65% 54,741 1,021 3.76%
Total securities

262,917 2,969 2.27% 402,807 4,712 2.36%
Federal funds sold 17,669 483 5.50% 5,619 133 4.77%
Interest bearing bank deposits 36,171 959 5.33% 9,805 224 4.61%
Total interest-earning assets 884,191 $ 18,852 4.29% 925,407 $ 16,842 3.67%
Cash and due from banks 17,922 15,574
Other assets 75,405 81,925
Total assets $ 977,518 $ 1,022,906
Interest-bearing liabilities:
Deposits:

NOW $ 193,755 $ 1,316 1.37% $ 188,491 $ 536 0.57%
Savings and money market 248,227 872 0.71% 296,425 703 0.48%
Time deposits 195,863 3,256 3.34% 160,102 1,361 1.71%
Total interest-bearing deposits 637,845 5,444 1.72% 645,018 2,600 0.81%
Short-term borrowings 1,262 3 0.48% 3,443 31 1.82%
Total interest-bearing liabilities 639,107 $ 5,447 1.71% 648,461 $ 2,631 0.82%
Noninterest-bearing deposits 261,017

300,439

Other liabilities 2,891 2,642
Stockholders' equity 74,503

71,364

Total liabilities and stockholders'

equity
$ 977,518 $ 1,022,906
Net interest income and margin (tax-equivalent) $ 13,405 3.05% $ 14,211 3.10%

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
The Company did not sell any common stock or other equity securities during the second

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

August 2, 2024

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

August 2, 2024

By:

/s/
W.
James Walker,

IV

W.

James Walker,

IV
Senior Vice President and Chief Financial

Officer