Form 10-Q
period 2024-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2024-11-01
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
September 30, 2024
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
Class Outstanding at October 31, 2024
Common Stock, $0.01 par value per share
3,493,699

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statement
Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023
3

Consolidated Statements of Earnings (Unaudited) for the quarter and nine months ended September 30,
2024 and 2023
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and nine months ended
September 30, 2024 and 2023
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and nine months ended
September 30, 2024 and 2023
6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and
2023
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
Table 1 – Explanation of Non-GAAP Financial Measures
44
Table 2 – Selected Quarterly Financial Data
45
Table 3 – Selected Financial Data
46
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended September 30,
2024 and 2023
47
Table 5 – Average Balances and Net Interest Income Analysis – for the nine months ended September
30, 2024 and 2023
48
Item 3
Quantitative and Qualitative Disclosures About Market Risk
49
Item 4
Controls and Procedures
49
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
49
Item 1A
Risk Factors
49
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
50
Item 3
Defaults Upon Senior Securities
50
Item 4
Mine Safety Disclosures
50
Item 5
Other Information
50
Item 6
Exhibits
51

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

September 30, December 31,
(Dollars in thousands, except share data) 2024 2023
Assets:
Cash and due from banks $
24,449
$
27,127
Federal funds sold
10,325
31,412
Interest-bearing bank deposits
55,056
12,830
Cash and cash equivalents
89,830
71,369
Securities available-for-sale

258,285
270,910
Loans held for sale
565
—
Loans 565,699
557,294
Allowance for credit losses
(6,876)
(6,863)
Loans, net
558,823
550,431
Premises and equipment, net
46,236
45,535
Bank-owned life insurance
17,411
17,110
Other assets
18,993
19,900
Total assets $
990,143
$
975,255
Liabilities:
Deposits:
Noninterest-bearing

$
270,244
$
270,723
Interest-bearing
631,480
625,520
Total deposits
901,724
896,243
Federal funds purchased and securities sold under agreements to repurchase
—
1,486
Accrued expenses and other liabilities
4,083
1,019
Total liabilities
905,807
898,748
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued
—
—
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,801
Retained earnings
115,142
113,398
Accumulated other comprehensive loss, net
(22,946)
(29,029)
Less treasury stock, at cost -
463,436

shares and
463,521

at September 30, 2024
and December 31, 2023, respectively
(11,701)
(11,702)
Total stockholders’

equity
84,336
76,507
Total liabilities and stockholders’

equity
$
990,143
$
975,255
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except share and per share data) 2024 2023 2024 2023
Interest income:
Loans, including fees $
7,641
$
6,373
$
22,082
$
18,146
Securities:
Taxable
1,327
1,783
4,109
5,474
Tax-exempt
77
402
225
1,209
Federal funds sold and interest-bearing bank deposits
914
85
2,356
442
Total interest income
9,959
8,643
28,772
25,271
Interest expense:
Deposits
3,169
2,334
8,613
4,934
Short-term borrowings
—
37
3
68
Total interest expense
3,169
2,371
8,616
5,002
Net interest income
6,790
6,272
20,156
20,269
Provision for (reversal of) credit losses
(127)
105
84
(191)
Net interest income after provision for credit

losses
6,917
6,167
20,072
20,460
Noninterest income:
Service charges on deposit accounts
154
148
463
456
Mortgage lending
133
110
463
345
Bank-owned life insurance
100
87
301
311
Other
459
520
1,402
1,336
Total noninterest income
846
865
2,629
2,448
Noninterest expense:
Salaries and benefits
3,148
2,844
9,359
8,809
Net occupancy and equipment
614
755
1,980
2,341
Professional fees
291
261
931
898
Other
1,447
1,502
4,424
4,743
Total noninterest expense
5,500
5,362
16,694
16,791
Earnings before income taxes
2,263
1,670
6,007
6,117
Income tax expense
531
182
1,170
737
Net earnings $
1,732
$
1,488
$
4,837
$
5,380
Net earnings per share:
Basic and diluted $
0.50
$
0.43
$
1.38
$
1.54
Weighted average shares

outstanding:
Basic and diluted
3,493,699
3,496,411
3,493,687
3,499,518
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2024 2023 2024 2023
Net earnings $
1,732
$
1,488
$
4,837
$
5,380
Other comprehensive income (loss):
Unrealized gain (loss) on securities
11,133
(13,275)
8,121
(10,808)
Related tax (expense) benefit
(2,795)
3,334
(2,038)
2,715
Other comprehensive income (loss), net of tax
8,338
(9,941)
6,083
(8,093)
Comprehensive income (loss) $
10,070
$
(8,453)
$
10,920
$
(2,713)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings income (loss) stock Total
Quarter ended September 30, 2024
Balance, June 30, 2024
3,493,699
$
39
$
3,802
$
114,353
$
(31,284)
$
(11,701)
$
75,209
Net earnings — — —
1,732
— — 1,732
Other comprehensive income — — — —
8,338
— 8,338
Cash dividends paid ($
.27

per share)
— — —
(943)
— —
(943)
Balance, September 30, 2024
3,493,699
$
39
$
3,802
$
115,142
$
(22,946)
$
(11,701)
$
84,336
Quarter ended September 30, 2023
Balance, June 30, 2023
3,499,412
$
39
$
3,800
$
117,781
$
(39,072)
$
(11,572)
$
70,976
Net earnings — — —
1,488
— —
1,488
Other comprehensive loss — — — —
(9,941)
—
(9,941)
Cash dividends paid ($
.27

per share)
— — — (943) — —
(943)
Stock repurchases
(5,883)
— — — —
(130)
(130)
Sale of treasury stock
85
—
1
— — —
1
Balance, September 30, 2023
3,493,614
$
39
$
3,801
$
118,326
$
(49,013)
$
(11,702)
$
61,451
Nine months ended September 30, 2024
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
Cumulative effect of change in accounting
standard ASC 326 — — —
(263)
— —
(263)
Net earnings — — —
4,837
— — 4,837
Other comprehensive income — — — —
6,083
— 6,083
Cash dividends paid ($
.81

per share)
— — —
(2,830)
— —
(2,830)
Sale of treasury stock
85
—
1
— —
1
2
Balance, September 30, 2024
3,493,699
$
39
$
3,802
$
115,142
$
(22,946)
$
(11,701)
$
84,336
Nine months ended September 30, 2023
Balance, December 31, 2022
3,503,452
$
39
$
3,797
$
116,600
$
(40,920)
$
(11,475)
$
68,041
Cumulative effect of change in accounting
standard ASU 2023-12 — — —
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
4,837
$
5,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for (reversal of) credit losses 84 (191)
Depreciation and amortization
1,402
1,278
Premium amortization and discount accretion, net
1,155
1,834
Net gain on sale of loans held for sale
(194)
(81)
Loans originated for sale
(8,427)
(3,417)
Proceeds from sale of loans
8,002
3,482
Increase in cash surrender value of bank-owned life insurance
(301)
(259)
Income recognized from death benefit on bank-owned life insurance —
(52)
Net (increase) decrease in other assets
(1,545)
47
Net increase in accrued expenses and other liabilities
2,996
2,672
Net cash provided by operating activities
8,009
10,693
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
19,592
19,377
Increase in loans, net
(8,407)
(41,025)
Net purchases of premises and equipment
(1,930)
(170)
Proceeds from bank-owned life insurance death benefit —
216
Proceeds from surrender of bank-owned life insurance —
3,037
Decrease (increase) in FHLB stock
32
(164)
Net cash provided by (used in) investing activities
9,287
(18,729)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(479)
(32,717)
Net increase in interest-bearing deposits
5,960
46,982
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
(1,486)
(810)
Stock repurchases
—
(229)
Dividends paid
(2,830)
(2,833)
Net cash provided by financing activities
1,165
10,393
Net change in cash and cash equivalents
18,461
2,357
Cash and cash equivalents at beginning of period
71,369
27,254
Cash and cash equivalents at end of period $
89,830
$
29,611
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
8,433
$
4,384
Income taxes
589
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

Subsequent Events

The Company has evaluated the effects of events and

transactions through the date of this filing that have occurred subsequent to September 30, 2024.

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

At September 30, 2024 and
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
Net earnings $
1,732
$
1,488
$
4,837
$
5,380
Weighted average

common shares outstanding
3,493,699
3,496,411
3,493,687
3,499,518
Net earnings per share $
0.50
$
0.43
$
1.38
$
1.54
NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest

entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have
equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At September 30, 2024, the Company did not have any consolidated VIEs but did have one nonconsolidated VIE, discussed
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

investment of $1.0

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

Adopted in 2024.

(Dollars in thousands)
Maximum
Loss Exposure Asset Recognized Classification
Type:
New Markets Tax Credit

investment
$
990
$
990
Other assets

NOTE 4: SECURITIES
At September 30, 2024 and December 31, 2023, respectively,

all securities within the scope of ASC 320,
Investments –
Debt and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-
for-sale by contractual maturity at September 30, 2024

and December 31, 2023, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
September 30, 2024
Agency obligations (a) $
—
22,691
31,386
—
54,077
—
6,157
$
60,234
Agency MBS (a)
30
20,345
16,191
149,288
185,854
—
22,204
208,058
State and political subdivisions
—
589
9,735
8,030
18,354
1
2,282
20,635
Total available-for-sale $
30
43,625
57,312
157,318
258,285
1
30,643
$
288,927

December 31, 2023
Agency obligations (a) $
331
10,339
43,209
—
53,879
—
8,195
$
62,074
Agency MBS (a)
32
15,109
22,090
161,058
198,289
—
27,838
226,127
State and political subdivisions
—
—
9,691
9,051
18,742
1
2,731
21,472
Total available-for-sale $
363
25,448
74,990
170,109
270,910
1
38,764
$
309,673
(a) Includes securities issued by U.S. government agencies or government

-sponsored entities.

Expected lives of these

securities may differ from contractual maturities because (i) issuers may have the right to call or repay such securities
obligations with or without prepayment penalties and (ii) loans incuded in Agency

MBS generally have the right to
prepay such loan in whole or in part at any time.
Securities with aggregate fair values of $
235.8

million and $
211.8

at September 30, 2024 and December 31, 2023,
respectively, were

pledged to secure public deposits, securities sold under agreements to repurchase,

Federal Home Loan
Bank of Atlanta (“FHLB of Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.4

million at September 30, 2024 and December 31, 2023,
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
(Dollars in thousands) Value Losses Value Losses Value Losses
September 30, 2024:
Agency obligations

$
—
—
54,077
6,157
$
54,077
6,157
Agency MBS
—
—
185,837
22,204
185,837
22,204
State and political subdivisions
621
4
14,782
2,278
15,403
2,282
Total

$
621
4
254,696
30,639
$
255,317
30,643

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

For the securities
held as of September 30, 2024 in the table immediately above, management does not intend to sell and it is likely that
management will not be required to sell the securities prior to their recovery.
Agency Obligations

Investments in agency obligations are guaranteed as to full and timely payment of principal and interest by the issuing
agency.

Based on management's analysis and judgement, there were no credit losses attributable to the Company’s
investments in agency obligations at September 30, 2024.
Agency MBS
Investments in agency mortgage-backed securities (“MBS”) are MBS issued by

Ginnie Mae, Fannie Mae, and Freddie
Mac.

Each of these agencies provide a guarantee of full and timely payments of principal and interest on their respective
MBS by the issuing agency.

Based on management's analysis and judgement, there were no

credit losses attributable to the
Company’s investments

in agency MBS at September 30, 2024.
State and Political Subdivisions
Investments in state and political subdivisions are securities issued by various municipalities in the United States.

The
majority of these securities were rated AA or higher,

with no securities rated below investment grade at September 30,
2024.

Based on management's analysis and judgement, there were no credit losses attributable to the Company’s
investments in state and political subdivisions at September 30, 2024.
Realized Gains and Losses

The Company had no realized gains or losses on sale of securities during the nine months ended September 30, 2024 and
2023, respectively.

NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

September 30, December 31,
(Dollars in thousands) 2024 2023
Commercial and industrial $
61,510
$
73,374
Construction and land development
77,956
68,329
Commercial real estate:
Owner occupied
62,029
66,783
Hotel/motel
37,913
39,131
Multi-family
43,789
45,841
Other
154,042
135,552
Total commercial

real estate
297,773
287,307
Residential real estate:
Consumer mortgage
59,265
60,545
Investment property
59,317
56,912
Total residential real

estate
118,582
117,457
Consumer installment
9,878
10,827
Total Loans $
565,699
$
557,294
Loans secured by real estate were approximately 87.4% of the Company’s total loan portfolio at September 30, 2024.

At
September 30, 2024, the Company’s

geographic loan distribution was concentrated primarily in Lee County,

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of
September 30, 2024 and December 31, 2023.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
September 30, 2024:
Commercial and industrial $
61,508
2
—
61,510
— $
61,510
Construction and land development
77,956
—
—
77,956
—
77,956
Commercial real estate:
Owner occupied
61,294
—
—
61,294
735
62,029
Hotel/motel
37,913
—
—
37,913
—
37,913
Multi-family
43,789
—
—
43,789
—
43,789
Other
154,042
—
—
154,042
—
154,042
Total commercial

real estate
297,038
—
—
297,038
735
297,773
Residential real estate:
Consumer mortgage
59,225
—
—
59,225
40
59,265
Investment property
59,267
50
—
59,317
—
59,317
Total residential real

estate
118,492
50
—
118,542
40
118,582
Consumer installment
9,822
56
—
9,878
—
9,878
Total $
564,816
108
—
564,924
775
$ 565,699

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

The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of September 30, 2024 and December 31, 2023.

The December 31, 2023 table has been revised to correct revolving loans and properly allocate loans by year of origination.

See Note 1: Summary of Significant Accounting Policies – Correction
of Error.

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
September 30, 2024:

Commercial and industrial
Pass $
7,681
8,962
9,107
12,860
5,011
16,779
691
$
61,091
Special mention
—
74
—
—
—
—
—
74
Substandard
52
105
180
8
—
—
—
345
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
7,733
9,141
9,287
12,868
5,011
16,779
691
61,510
Current period gross charge-offs — —
9
— — — —
9
Construction and land development
Pass
24,407
27,562
16,378
1,430
1,282
105
5,983
77,147
Special mention
340
—
—
—
—
—
—
340
Substandard
469
—
—
—
—
—
—
469
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
25,216
27,562
16,378
1,430
1,282
105
5,983
77,956
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
767
12,556
6,618
13,764
9,855
12,928
4,040
60,528
Special mention
515
251
—
—
—
—
—
766
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
735
—
735
Total owner occupied
1,282
12,807
6,618
13,764
9,855
13,663
4,040
62,029
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
494
8,718
9,547
3,111
1,348
14,695
—
37,913
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
494
8,718
9,547
3,111
1,348
14,695
—
37,913
Current period gross charge-offs — — — — — — — —

Year of Origination 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
(Dollars in thousands)
September 30, 2024:

Multi-family
Pass
126
12,087
17,148
1,897
5,914
6,056
561
43,789
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
126
12,087
17,148
1,897
5,914
6,056
561
43,789
Current period gross charge-offs — — — — — — — —
Other
Pass
36,654
23,388
31,866
30,040
11,507
14,062
5,507
153,024
Special mention
894
—
—
—
—
—
—
894
Substandard
—
—
—
—
124
—
—
124
Nonaccrual
—
—
—
—
—
—
—
—
Total other
37,548
23,388
31,866
30,040
11,631
14,062
5,507
154,042
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
3,620
17,511
17,178
2,419
2,589
11,313
3,514
58,144
Special mention
—
—
—
—
—
488
—
488
Substandard
—
—
—
—
—
593
—
593
Nonaccrual
—
—
—
—
—
40
—
40
Total consumer mortgage
3,620
17,511
17,178
2,419
2,589
12,434
3,514
59,265
Current period gross charge-offs — — — —
54
— —
54
Investment property
Pass
9,911
11,805
10,989
8,739
11,797
5,128
369
58,738
Special mention
—
—
—
10
—
—
—
10
Substandard
174
80
94
—
221
—
—
569
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
10,085
11,885
11,083
8,749
12,018
5,128
369
59,317
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
4,287
2,765
2,195
330
96
151
22
9,846
Special mention
—
9
—
10
—
—
—
19
Substandard
9
—
4
—
—
—
—
13
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
4,296
2,774
2,199
340
96
151
22
9,878
Current period gross charge-offs —
39
39
1
—
4
—
83
Total loans
Pass
87,947
125,354
121,026
74,590
49,399
81,217
20,687
560,220
Special mention
1,749
334
—
20
—
488
—
2,591
Substandard
704
185
278
8
345
593
—
2,113
Nonaccrual
—
—
—
—
—
775
—
775
Total loans $
90,400
125,873
121,304
74,618
49,744
83,073
20,687
$
565,699
Total current period gross charge-offs $ —
39
48
1
54
4
—
146

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
Nine months ended September 30,

(Dollars in thousands) 2024 2023 2024 2023
Provision for credit losses:
Loans $
(206)

$
158

$
15

$
(133)

Reserve for unfunded commitments
79

(53)

69

(58)

Total provision for (reversal

of) credit losses
$
(127)

$
105

$
84

$
(191)

The following table details the changes in the allowance for credit losses for loans,

by portfolio segment, for the respective
periods.

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
September 30, 2024
Beginning balance $
1,366
942
4,091
603
140
$
7,142
Charge-offs
—
—
—
(54)
(40)
(94)
Recoveries
25
—
—
2
7
34
Net (charge-offs) recoveries
25
—
—
(52)
(33)
(60)
Provision for (reversal of) credit losses
(231)
43
(102)
44
40
(206)
Ending balance $
1,160
985
3,989
595
147
$
6,876

Nine months ended:
September 30, 2024
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)
—
—
(54)
(83)
(146)
Recoveries
99
—
—
7
38
144
Net recoveries (charge-offs)
90
—
—
(47)
(45)
(2)
Provision for (reversal of) credit losses
(218)
25
68
96
44
15
Ending balance $
1,160
985
3,989
595
147
$
6,876

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended:
September 30, 2023
Beginning balance $
1,198
1,005
3,788
529
114
$
6,634
Charge-offs
—
—
—
—
(18)
(18)
Recoveries
1
—
—
2
1
4
Net recoveries (charge-offs)
1
—
—
2
(17)
(14)
Provision for (reversal of) credit losses
16
68
15
20
39
158
Ending balance $
1,215
1,073
3,803
551
136
$
6,778

Nine months ended:
September 30, 2023
Beginning balance $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
—

—

—

—

(85)
(85)
Recoveries
197
—

—

12
3
212
Net recoveries (charge-offs)
197
—

—

12
(82)

127
Provision for (reversal of) credit losses
(261)
141
(179)
58
108
(133)

Ending balance $
1,215
1,073
3,803
551
136
$
6,778
The following table presents the amortized cost basis of collateral dependent loans,

which are individually evaluated to
determine expected credit losses as of September 30, 2024 and December

31, 2023:

(Dollars in thousands) Real Estate Total Loans
September 30, 2024:
Commercial real estate $
735
$
735
Total

$
735
$
735

December 31, 2023:
Commercial real estate $
783
$
783
Total $
783
$
783
The following table summarizes the Company’s

nonaccrual loans by major categories as of September 30, 2024 and
December 31, 2023.

CECL
Nonaccrual loans Nonaccrual loans Total
(Dollars in thousands) with no Allowance with an Allowance Nonaccrual Loans
September 30, 2024
Commercial real estate $
735
—
735
Residential real estate —
40
40
Total

$
735
40
775
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

(Dollars in thousands) 2024 2023 2024 2023
MSRs, net:
Beginning balance
$
942
$
1,050
$
992
$
1,151
Additions, net
28
7
54
16
Amortization expense
(51)
(46)
(127)
(156)
Ending balance
$
919
$
1,011
$
919
$
1,011
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,346
$
2,312
$
2,382
$
2,369
End of period
2,171
2,351
2,171
2,351
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

For the nine months ended September 30, 2024, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.
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
September 30, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets by
ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2024:
Securities available-for-sale:
Agency obligations

$
54,077
—
54,077
—
Agency MBS
185,854
—
185,854
—
State and political subdivisions
18,354
—
18,354
—
Total securities available

-for-sale
258,285
—
258,285
—
Total

assets at fair value
$
258,285
—
258,285
—
December 31, 2023:
Securities available-for-sale:
Agency obligations

$
53,879
—
53,879
—
Agency MBS
198,289
—
198,289
—
State and political subdivisions
18,742
—
18,742
—
Total securities available

-for-sale
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
September 30, 2024 and December 31, 2023, respectively,

by caption, on the accompanying consolidated balance sheets
and by FASB ASC 820

valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2024:
Loans held for sale $
565
—
565
—
Loans, net
(1)
735
—
—
735
Other assets (2)
919
—
—
919
Total assets at fair value $
2,219
—
565
1,654
December 31, 2023:
Loans, net (1) $
783
—
—
783
Other assets (2)
992
—
—
992
Total assets at fair value $
1,775
—
—
1,775
(1) Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or estimated

fair value.

Quantitative Disclosures for Level 3 Fair Value

Measurements
At September 30, 2024 and December 31, 2023, the Company had no Level

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

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
September 30, 2024:
Collateral dependent loans $
735
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
919
Discounted cash flow Prepayment speed or CPR
7.0
-
11.1
7.6

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

The carrying value, related estimated fair value,

and placement in the fair value hierarchy of the Company’s

financial
instruments at September 30, 2024 and December 31, 2023 are presented

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
September 30, 2024:
Financial Assets:
Loans, net (1) $
558,823
$
531,005
$
—
$
—
$
531,005
Loans held for sale
565
580
—
580
—
Financial Liabilities:
Time Deposits $
189,451
$
188,363
$
—
$
188,363
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and nine months ended September 30, 2024 and 2023, as well as the information contained in our
annual report on Form 10-K for the year ended December 31, 2023 and our interim reports on Form 10-Q for the quarters
ended March 31, 2024 and June 30, 2024.

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

“assume,”
“should,” “indicate,” “would,”

“believe,” “contemplate,” “expect,” “evaluation,” “estimate,” “continue,”

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

●
governmental monetary and fiscal policies, including the amount and costs of borrowing by the federal
government and its agencies, the continuing effects of COVID-19 fiscal and monetary stimuli, and changes in
monetary policies in response to inflation in light of the Federal Reserve’s target inflation rate of 2% over the
longer term and dual mandate goals of maximum employment and stable prices, including changes to increase the
Federal Reserve’s reinvestment

of maturing Treasury securities beginning

in June 2024 and mid-September 2024
reduction in the target federal funds rate by 50 basis points to a target range of 4.75 – 5.00%, among other things
described more full in “Effects of Inflation and Changing Price”;
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
Summary of Results of Operations
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands, except per share amounts) 2024 2023 2024 2023
Net interest income (a) $ 6,811 $ 6,380 $ 20,216 $ 20,591
Less: tax-equivalent adjustment 21 108 60 322
Net interest income (GAAP) 6,790 6,272 20,156 20,269
Noninterest income

846 865 2,629 2,448
Total revenue

7,636 7,137 22,785 22,717
Provision for credit losses (127) 105 84 (191)
Noninterest expense 5,500 5,362 16,694 16,791
Income tax expense

531 182 1,170 737
Net earnings $ 1,732 $ 1,488 $ 4,837 $ 5,380
Basic and diluted earnings per share $ 0.50 $ 0.43 $ 1.38 $ 1.54
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $4.8

million for the first nine months of 2024, compared to $5.4 million for the first nine months of 2023.

Basic and diluted earnings per share were $1.38 per share for the first nine months of 2024, compared to
$1.54 per share for the first nine months of 2023.

Net interest

income (tax-equivalent) was $20.2 million for the first nine months of 2024, a 2% decrease compared to $20.6
million for the first nine months of 2023.

This decrease was primarily due to a smaller balance sheet partially offset by an
increase in the Company’s net interest

margin.

The Company’s net interest margin

(tax-equivalent) was 3.05% for the first
nine months of 2024 compared to 2.97% for the first nine months of 2023.

This increase was primarily due to a more
favorable asset mix and higher yields on interest earning assets, which was partially offset by increased cost of interest-
bearing deposits.

Average loans for the first

nine months of 2024 were $568.9 million, a 11% increase

from the first nine
months of 2023.

Average total securities for the

first nine months of 2024 were $259.2 million compared to $398.8 million for the first nine months of 2023.

The decrease was primarily the result of the Company’s

balance sheet repositioning in
the fourth quarter of 2024.

See “Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest
Income and Margin” below.
At September 30, 2024, the Company’s

allowance for credit losses was $6.9 million, or 1.22% of total loans, compared to
$6.9 million, or 1.23% of total loans, at December 31, 2023, and $6.8 million, or 1.24% of total loans, at September 30,
2023.

The Company recorded a provision for credit losses during the first nine months of 2024 of $0.1

million, compared to a
negative provision of $0.2 million during the first nine months of 2023.

The provision for credit losses under CECL
reflects the Company’s

evaluation of its credit risk profile and its future economic outlook and forecasts.

Our CECL model
is largely influenced by economic factors including, most notably,

the anticipated unemployment rate.

The increase in the
provision for credit losses during the first nine months of 2024, as compared to the first nine months of 2023, was related to
changes in the composition of, and increases in, loans as well as changes in the economic forecasts used in our CECL
model.

Noninterest income was $2.6 million in the first nine months of 2024,

compared to $2.4 million in the first nine months of
2023.

The increase was primarily related to an increase in mortgage lending income and other noninterest income.
Noninterest expense was $16.7 million in the first nine months of 2024,

compared to $16.8 million for the first nine months
of 2023.

The decrease was primarily related to decreases in net occupancy and equipment expense and other noninterest
expense.

These decreases were partially offset by an increase in salaries and benefits expense.
Income tax expense was $1.2 million for the first nine months of 2024 compared to $0.7 million for the first nine months of
2023.

The Company's effective tax rate for the first nine months of 2024 was 19.48%, compared to 12.05% in the first nine
months of 2023.

The Company’s effective

income tax rate is affected principally by tax-exempt earnings from the
Company’s investments

in municipal securities, bank-owned life insurance (“BOLI”), and New Markets Tax

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

The Company paid cash dividends of $0.81 per share in the first nine months of

2024 and 2023.

At September 30, 2024,
the Bank’s regulatory capital

ratios were well above the minimum amounts required to be “well capitalized”

under current
regulatory standards with a total risk-based capital ratio of 15.76%,

a tier 1 leverage ratio of 10.43% and a common equity
tier 1 (“CET1”) ratio of 14.75% at September 30, 2024.

For the third quarter of 2024, net earnings were $1.7 million, or $0.50 per share, compared to $1.5 million, or $0.43 per
share, for the third quarter of 2023.

Net interest income (tax-equivalent) was $6.8 million for the third quarter of 2024
compared to $6.4 million for the third quarter of 2023.

The increase was primarily due a more favorable asset mix and higher yields on interest earning assets partially offset

by increases in the cost of interest-bearing deposits.

The Company’s
net interest margin (tax-equivalent) was 3.05% in the third

quarter of 2024 compared to 2.73% in the third quarter of 2023.

The Company recorded a negative provision for credit losses during the third quarter of 2024 of $0.1

million, compared to a
provision of $0.1 million for the third quarter of 2023.

Noninterest income was $0.8 million for the third quarter of 2024 compared to $0.9 million for the third quarter of 2023.

This decrease was primarily due to a decrease in other noninterest income.

Noninterest expense was $5.5 million in the third quarter of 2024 compared to $5.4 million for the third quarter of
2023.

The increase in noninterest expense was primarily due to an increase in salaries and benefits expense which was
partially offset by decreases in net occupancy and equipment expense and FDIC and other regulatory assessments expense.

Income tax expense was $0.5

million for the third quarter of 2024, compared to $0.2 million for the third quarter of 2023.

This increase was due to an increase in the level of earnings before taxes and the

Company’s effective

tax rate, which
increased to 23.46% in the third quarter of 2024 from 10.90% in the third quarter of

2023.

This increase was related to a
decrease in the Company’s investment

in municipal securities, and the adoption of ASU 2023-02, as described above.

CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.

There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K as of and for the year ended December 31, 2023.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Nine months ended September 30,

2024 2023
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 568,939 5.18% $ 514,706 4.71%
Securities - taxable 248,923 2.20% 344,136 2.13%
Securities - tax-exempt

10,235 3.71% 54,615 3.75%
Total securities

259,158 2.26% 398,751 2.35%
Federal funds sold 18,014 5.47% 4,372 4.86%
Interest bearing bank deposits 39,530 5.47% 8,118 4.66%
Total interest-earning

assets
885,641 4.35% 925,947 3.70%
Deposits:

NOW 193,428 1.41% 189,586 0.75%
Savings and money market 250,146 0.79% 291,988 0.63%
Time deposits 196,584 3.45% 168,000 1.99%
Total interest-bearing

deposits
640,158 1.80% 649,574 1.02%
Short-term borrowings 838 0.48% 3,748 2.43%
Total interest-bearing

liabilities
640,996 1.80% 653,322 1.02%
Net interest income and margin (tax-equivalent) $ 20,216 3.05% $ 20,591 2.97%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $20.2 million for the first nine months of 2024, a 2% decrease compared to $20.6
million for the first nine months of 2023.

This decrease was primarily due to a smaller balance sheet partially offset by a
increase in the Company’s net interest

margin.

The Company’s net interest margin

(tax-equivalent) was 3.05% in the first
nine months of 2024 compared to 2.97% in the first nine months of 2023.

This increase was primarily due a more
favorable asset mix and higher yields on interest-earning assets, which was partially offset by higher market interest rates,
which increased our cost of funds, generally,

and changes in our deposit mix to higher cost interest bearing deposits.

The
cost of interest-bearing liabilities increased to 180 basis points in the first nine months ended months of 2024, compared to
102 basis points in the first nine months ended months of 2023.

Average interest-bearing

deposits were $640.2 million
during the first nine months of 2024,

a 1% decrease compared to $649.6 million during the first nine months of 2023.

As of
September 30, 2024, average interest-bearing deposits were 71% of average total deposits compared to 69% on September
30, 2023.

Since March 2022, the Federal Reserve increased the target

federal funds rate by 525 basis points before
announcing a 50 basis points rate reduction on September 18, 2024,

its first decrease in rates since its March 2020 COVID
rate reduction.

At September 30, 2024, the target federal funds rate ranged from 4.75%

- 5.00%.

The tax-equivalent yield on total interest-earning assets increased by

65 basis points to 4.35% in the first nine months of
2024 compared to 3.70% in the first nine months of 2023.

This increase was primarily due to the Company’s

balance sheet
repositioning strategy in the fourth quarter of 2023, which improved our asset mix, and loan growth combined with higher
market interest rates on interest earning assets. Average

loans for the first nine months of 2024 were $568.9 million, an
11% increase from the first nine months of

2023.

The cost of total interest-bearing liabilities increased by 78 basis points to 1.80%

in the first nine months of 2024 compared
to 1.02% in the first nine months of 2023.

Our deposit costs may continue to increase as we compete for deposit funds against other banks, money market mutual funds, Treasury

securities and other interest-bearing alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risks from interest rate
fluctuations. Deposit and loan pricing remain competitive in our markets.

We believe this challenging

rate environment
will continue throughout 2024.

Our ability to compete and manage our deposit costs until our interest-earning assets
reprice and we generate new loans with current market interest rates will be important to our net interest margin during the
remainder of 2024.

Provision for Credit Losses
On January 1, 2023, we adopted ASC 326 and its CECL methodology,

which requires us to estimate all expected credit
losses over the remaining life of our loans. Accordingly,

the provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management's evaluation,

is adequate to provide coverage for
all expected credit losses. The Company recorded a provision for credit losses during the first nine months of 2024 of $0.1
million, compared to a negative provision for credit losses of $0.2 million during the first nine months of 2023.

Provision
expense is affected by organic loan growth

in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge

-offs.

Our CECL model is largely influenced
by economic factors including, most notably,

the anticipated

unemployment rate, which may be affected by monetary
policy.

Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately

cover all expected credit losses as of the date the allowance is determined.

At September 30,
2024, the Company’s allowance for

credit losses was $6.9 million, or 1.22% of total loans, compared to $6.9 million,

or
1.23% of total loans, at December 31, 2023, and $6.8 million, or 1.24% of total loans, at September 30, 2023.

Noninterest Income
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2024 2023 2024 2023
Service charges on deposit accounts $ 154 $ 148 $ 463 $ 456
Mortgage lending income 133 110 463 345
Bank-owned life insurance 100 87 301 311
Other 459 520 1,402 1,336
Total noninterest income $ 846 $ 865 $ 2,629 $ 2,448
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

Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2024 2023 2024 2023
Origination income $ 52 $ 20 $ 194 $ 81
Servicing fees, net 81 90 269 264
Total mortgage lending

income
$ 133 $ 110 $ 463 $ 345
The Company’s income from mortgage

lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of mortgage loans.

The increase in mortgage lending income was primarily related to the Company increasing the number of mortgage loans held for sale during

2024 relative to the number of mortgage
loans held for investment during 2023.

Income from bank-owned life insurance was $301 thousand and

$311 thousand for the first nine months of 2024,

and 2023
respectively.

Excluding a $52 thousand non-taxable death benefit received during the first quarter of 2023, income from
bank-owned life insurance would have been $259 thousand for the first nine months of 2023.
Other noninterest income was $1.4 million for the first nine months of 2024,

compared to $1.3 million for the first nine
months of 2023.

The increase in other noninterest income was primarily due to increased fee income on one-way sell
reciprocal deposits sold through the Intrafi network.

Noninterest Expense
Quarter ended September 30,
Nine months ended September 30,

(Dollars in thousands) 2024 2023 2024 2023
Salaries and benefits $ 3,148 $ 2,844 $ 9,359 $ 8,809
Net occupancy and equipment 614 755 1,980 2,341
Professional fees 291 261 931 898
Other 1,447 1,502 4,424 4,743
Total noninterest expense $ 5,500 $ 5,362 $ 16,694 $ 16,791
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

During the first nine months of 2023, other noninterest
expense included $303 thousand related to our equity method investment in NMTCs.
Income Tax

Expense
Income tax expense was $1.2 million during the first nine months of

2024 compared to $0.7 million during the first nine
months of 2023.

The Company's effective tax rate for the first nine months of 2024 was 19.48%, compared to 12.05% in
the first nine months of 2023.

The Company’s effective

income tax rate is affected principally by tax-exempt earnings from the Company’s investments in municipal

securities, BOLI, and NMTCs.

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

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $258.3 million at September 30, 2024,

compared to $270.9 million at December 31,
2023.

This decrease reflects a $20.7 million decrease in the amortized cost basis of securities available-for-sale and an
increase in the fair value of securities available-for-sale of $8.1 million.

The average annualized tax-equivalent yields
earned on total securities were 2.26%

in the first nine months of 2024 and 2.35% in the first nine months of 2023.

Loans
2024 2023
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 61,510 77,627 78,920 73,374 66,014
Construction and land development 77,956 73,688 58,909 68,329 70,129
Commercial real estate 297,773 297,232 300,484 287,307 281,964
Residential real estate 118,582 119,427 118,240 117,457 117,150
Consumer installment 9,878 10,094 10,967 10,827 10,353
Total loans $ 565,699 578,068 567,520 557,294 545,610
Total loans were $565.7

million at September 30, 2024, a 2% increase compared to $557.3 million at December 31, 2023.

Four loan categories represented the majority of the loan portfolio at September

30, 2024: commercial real estate (53%),
residential real estate (21%), construction and land development (14%)

and commercial and industrial (11%).

Approximately 21% of the Company’s

commercial real estate loans were classified as owner-occupied at September 30,
2024.
Within the residential real estate portfolio segment,

the Company had junior lien mortgages of approximately $10.1 million, or 2% of total loans,

and $8.7 million, or 2%, of total loans at September 30, 2024 and December 31, 2023,

respectively.

For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at September 30, 2024 and December 31, 2023. The Company’s

residential real estate mortgage portfolio does
not include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.18% in the first nine months of 2024 and 4.71% in the first
nine months of 2023.

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

valuations used in
making loans and evaluating collateral, reduced credit availability,

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

At September 30, 2024, the Bank had one
loan relationship exceeding our internal limit.

We periodically

analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.

Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s

total risk-based capital at September 30, 2024 and December 31, 2023.

September 30, December 31,
(Dollars in thousands) 2024 2023
Lessors of 1-4 family residential properties $ 59,317 $ 56,912
Multi-family residential properties 43,789 45,841
Hotel/motel 37,913 39,131
Shopping centers/strip malls 33,506 27,128
Office Buildings 30,505 30,871
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

Our allowance for credit losses was approximately $6.9
million at both September 30, 2024 and December 31, 2023, which our management believed to be adequate at each of the
respective dates. Our allowance for credit losses as a percentage of total loans was 1.22%

at September 30, 2024, compared
to 1.23%

at December 31, 2023.
Our CECL models rely largely on projections of macroeconomic conditions to estimate future credit losses.
Macroeconomic factors used in the model include the Alabama unemployment rate, the Alabama home price index, the
national commercial real estate price index and the Alabama gross state product

.

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
At September 30, 2024, reasonable and supportable periods of four quarters were utilized followed by an eight quarter
straight line reversion period to long term averages.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the third quarter of 2024 and
the previous four quarters is presented below.

2024 2023
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 7,142 7,215 6,863 6,778 6,634
Charge-offs:
Commercial and industrial
— (9) — (164) —
Residential real estate
(54) — — — —
Consumer installment
(40) (19) (24) (20) (18)
Total charge

-offs
(94) (28) (24) (184) (18)
Recoveries
34 19 91 11 4
Net recoveries (charge-offs)
(60) (9) 67 (173) (14)
Provision for (reversal of) credit losses
(206) (64) 285 258 158
Ending balance
$ 6,876 7,142 7,215 6,863 6,778
as a % of loans 1.22% 1.24 1.27 1.23 1.24
as a % of nonperforming loans 887% 900 822 753 559
Net (recoveries) charge-offs as % of average

loans (a)
0.04% 0.01 (0.05) 0.13 0.01
(a) Net (recoveries) charge-offs are annualized.

The allowance for credit losses by loan category for the third quarter of 2024 and the previous four quarters is presented
below.
2024 2023
Third Quarter Second Quarter First Quarter Fourth Quarter Third Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,160 10.9 $ 1,366 13.4 $ 1,415 13.9 $ 1,288 13.2 $ 1,215 12.1
Construction and land

development 985 13.8 $ 942 12.7 $ 840 10.4 $ 960 12.3 $ 1,073 12.9
Commercial real estate 3,989 52.6 $ 4,091 51.5 $ 4,202 53.0 $ 3,921 51.5 $ 3,803 51.6
Residential real estate 595 21.0 $ 603 20.7 $ 613 20.8 $ 546 21.1 $ 551 21.5
Consumer installment 147 1.7 $ 140 1.7 $ 145 1.9 $ 148 1.9 $ 136 1.9
Total allowance for

credit losses
$ 6,876 $ 7,142 $ 7,215 $ 6,863 $ 6,778
* Loan balance in each category expressed as a percentage of total loans.
Nonperforming Assets
At September 30, 2024 and December 31, 2023, the Company had $0.8 million and $0.9 million, respectively,

in
nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third
quarter of 2024 and the previous four quarters.

2024 2023
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 775 794 878 911 1,213
Total nonperforming

assets
$ 775 794 878 911 1,213
as a % of loans and other real estate owned 0.14% 0.14 0.15 0.16 0.22 as a % of total assets 0.08% 0.08 0.09 0.09 0.12
Nonperforming loans as a % of total loans 0.14% 0.14 0.15 0.16 0.22
The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2024 and the
previous four quarters.

2024 2023
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — — — — 162
Commercial real estate 735 753 765 783 801
Residential real estate 40 41 97 128 250
Consumer installment — — 16 — —
Total nonaccrual

loans
$ 775 794 878 911 1,213
The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.

The Company had no loans 90 days or more past due and still accruing at September 30, 2024 and December 31, 2023,
respectively.
The Company had no OREO at September 30, 2024 or December 31, 2023.

Deposits
(In thousands) 2024 2023
Noninterest bearing demand $ 270,244 270,723
NOW 193,751 190,724
Money market 161,789 148,040
Savings 86,489 88,541
Certificates of deposit under $250,000 105,634 100,572
Certificates of deposit and other time deposits of $250,000 or more 83,817 97,643
Total deposits $ 901,724 896,243
Total deposits were $901.7

million at September 30, 2024, compared

to $896.2 million at December 31, 2023.

At
September 30, 2024 the Company had $37.8 million reciprocal deposits sold, compared to $59.0 million at December 31,
2023.

The Company had no brokered deposits at September 30, 2024 compared to $46.6 million outstanding at September
30, 2023, and none at December 31, 2023.

Noninterest-bearing deposits were $270.2 million, or 30% of total deposits, at
September 30, 2024, compared to $270.7 million, or 30% of total deposits at December

31, 2023.

The average rate paid on total interest-bearing deposits was 1.80% in the first nine months of 2024, compared to 1.02% in
first nine months of 2023.
At September 30, 2024, estimated uninsured deposits totaled $355.1 million,

or 39% of total deposits, compared to $356.3
million, or 40% of total deposits at December 31, 2023.

During 2023, the Bank began participating in the Certificates of
Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep

product (“ICS”), which provide for
reciprocal (“two-way”) transactions among banks

facilitated by IntraFi for the purpose of improving the FDIC insurance coverage for our depositors.

The total of reciprocal deposits at September 30, 2024 was $16.3 million,

compared to none at
December 31, 2023.

Uninsured amounts are estimated based on the portion of account balances in excess of

FDIC
insurance limits.

The Bank’s uninsured deposits

at September 30, 2024 and December 31, 2023 include approximately
$214.9 million and $206.2 million, respectively,

of deposits of state, county and local governments that are collateralized by securities having an equal fair value to such deposits.
The estimated uninsured time deposits by maturity as of September

30, 2024 is presented below.
(Dollars in thousands) September 30, 2024
Maturity of:
3 months or less $ 36,447
Over 3 months through 6 months 8,261
Over 6 months through 12 months 9,012
Over 12 months 2,347
Total estimated uninsured

time deposits
$ 56,067
The FDIC issued a special assessment of 3.36 basis points for a projected eight quarters on large banks with more than $5
billion of uninsured deposits to pay for the federal government’s systemic risk determination to insure all depositors in
connection with the March 2023 failures of Silicon Valley

Bank and Signature Bank.

These special assessments do not
apply to the Bank.

Other Borrowings and Available

Credit
The Company had no long-term debt at September 30, 2024 and December

31, 2023.

The Bank utilizes short and long-
term non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal
funds lines totaling $65.2 million with no federal funds borrowings outstanding at September 30, 2024, and December 31,
2023, respectively.

The Company had no securities sold under agreements to repurchase, which were entered into on behalf
of certain customers at September 30, 2024 compared to $1.5 million at December 31, 2023.

The Bank is eligible to
borrow from the FRB’s discount window,

but had no such borrowings at September 30, 2024 and December 31, 2023.

The
bank never borrowed from the Federal Reserve’s

Bank Term Facility Program

(“BTFP”), which ceased making new loans
on March 11, 2024.
The Bank is a member of the FHLB of Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB of Atlanta’s advance program

to obtain funding for its growth.

FHLB advances include both fixed and variable rates
and are taken out with varying maturities, and are generally secured by eligible assets.

The Bank had no borrowings under
FHLB of Atlanta’s advance program

at September 30, 2024 and December 31, 2023, respectively.

At those dates, the Bank
had $307.7

million and $309.1 million, respectively,

of available lines of credit at the FHLB of Atlanta.

Advances include
both fixed and variable interest rates and varying maturities may be used.

The Bank also has access to the FRB discount
window.
The average rate paid on the Bank’s

short-term borrowings was 0.48% in the first nine months of 2024 compared to 2.43%
in the first nine months of 2023.

The Bank had average short term borrowings of $0.8 million in the first nine months of
2024,

a 78% decrease compared to $3.7 million during the first nine months of 2023.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $84.3 million and $76.5 million as of September

30, 2024 and
December 31, 2023, respectively.

The increase from December 31, 2023 was primarily driven by

net earnings of $4.8
million and other comprehensive income due to the change

in unrealized gains/losses on securities available-for-sale, net of tax of $6.1 million, partially offset by cash dividends of $2.8 million,

and the cumulative effect of adopting the new NMTC
accounting standard of $0.3 million.

Total unrealized losses, net

of tax, on available-for-sale securities decreased from
$29.0 million on December 31, 2023 to $22.9 million September 30, 2024.

These unrealized losses do not affect the
Bank’s capital for regulatory

capital purposes.

The Company paid cash dividends of $0.81 per share for both the first nine months of 2024 and first nine months of 2023.

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

The Bank’s tier 1 leverage ratio was 10.

43%, CET1 risk-based capital ratio was 14.75%, tier 1
risk-based capital ratio was 14.75%, and total risk-based capital ratio was 15.76%

at September 30, 2024. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier

1 leverage ratio, 6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s capital conservation

buffer was 7.76% at September 30, 2024 exceeded the fully phased

-in capital conservation
buffer, and such buffer

did not limit capital distributions, share repurchases or discretionary bonuses to the extent of
available earnings.

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
At September 30, 2024, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.

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
● 35% for an instantaneous change of +/- 400 basis points
● 30% for an instantaneous change of +/- 300 basis points
● 25% for an instantaneous change of +/- 200 basis points
● 15% for an instantaneous change of +/- 100 basis points
At September 30, 2024, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At September 30, 2024 and December

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
dividends,

and Federal Reserve Regulation W restricts Company borrowings from, and other transactions with, the Bank.

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
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2024, the Bank had no FHLB of Atlanta advances outstanding and available credit from the
FHLB of $307.7 million. At September 30, 2024, the Bank also had $65.2 million of available federal funds lines with no
borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

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

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At September 30, 2024, the Bank had outstanding standby letters of credit of $0.6 million and unfunded loan commitments
outstanding of $77.6 million.

Because these commitments generally have fixed expiration dates and many will expire
without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed, to
fund these outstanding commitments, the Bank could use its cash and cash equivalents,

deposits with other banks, liquidate
federal funds sold or a portion of our securities available-for-sale, or draw on its available credit facilities or raise deposits.

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
matters.
As of September 30, 2024, the aggregate unpaid principal balance of residential mortgage loans, which we have originated
and sold, but retained the servicing rights, was $207.5 million.

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
The Company was not required to repurchase any loans during the first nine months of 2024 as a result of representation
and warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2024.
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
their purchased loans.

As of September 30, 2024, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.

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
Inflation can increase our noninterest expenses. It also can affect our customers’ behaviors, the mix of deposits between
interest and noninterest bearing, and the levels of interest rates we have to pay on our deposits and other borrowings, and
the interest rates we earn on our earning assets.

The difference between our interest expense and interest income is also affected by the shape of the yield curve and the speeds at which our assets and liabilities, respectively,

reprice in response
to interest rate changes.

Although inflation decreased in the most recent quarter,

the yield curve continued to be inverted
through September 30, 2024, which means shorter term interest rates are higher than longer term interest rates.

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

Inflation and related changes in market interest rates, as the Federal Reserve maintains interest rates to meet its
longer term inflation goal of 2%, also can adversely affect

the values and liquidity of our loans and securities, the value of collateral securing loans to our borrowers, and the success of our borrowers and such borrowers’ available cash to pay
interest on and principal of our loans to them.
Beginning in March 2022, the Federal Reserve, the Federal Reserve increased its target federal funds range from 0 – 0.25%
to 4.25 – 4.50% to fight inflation.

The target federal funds rate was increased another 25 basis points on each of January
31, March 7, May 3 and July 26, 2023 to 5.25 – 5.50%.

The Federal Reserve has indicated it will maintain higher target rates and restrictive monetary policy to meet its goals of (i) 2% target inflation rate over the longer term and (ii) maximum
employment goals.

The Federal Reserve’s Open Market Committee

(“FOMC”) reaffirmed its commitment in May 2024 to
the 2% inflation objective and announced that it “does not expect it will be appropriate to reduce the target range until it has
gained greater confidence that inflation is moving substantially toward 2%.”

Further, beginning in June 2024, the FOMC
relaxed its monetary policy by slowing its monthly reduction of

Treasury securities from $60 billion to $25 billion, while
maintaining the $35 monthly reduction of agency debt and agency mortgage

-backed securities at $35 billion.
On September 18, 2024, in light of inflation moderating, the FOMC reduced its target federal funds rate range by 50 basis
points to 4.75% to 5.00%.

While the FOMC reaffirmed its target inflation rate of 2% over the longer run, it indicated it was
“recalibrating” its policy based on decreasing inflation rates and the risks of increasing unemployment, but would act on
incoming data, the evolving outlook and the balance of the risks of inflation and unemployment levels.

In the future, the
Federal Reserve could further decrease target interest

rates, or could increase such target rates, depending on the data

and
its outlook.

Our deposit costs increased as the Federal Reserve increased its target federal funds rate to fight inflation, market interest
rates increased, and as customers moved to interest bearing deposits to earn interest on their funds, and at higher interest
rates.

Monetary policy efforts to control inflation may also affect unemployment which is an important component in our
CECL model used to estimate our allowance for credit losses.

As inflation and market interest rates and expectations
regarding these declined in the three months ended September 30, 2024,

the values of our securities investments held for
sale increased, which increased our stockholders’ equity.

See “Item 1A. Risk Factors” in this Report for additional information about inflation, interest rates and related risks.
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

2024 2023
Third Second First Fourth Third
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 6,790 6,709 6,657 6,059 6,272
Tax-equivalent adjustment 21 19 20 95 108
Net interest income (Tax

-equivalent)
$ 6,811 6,728 6,677 6,154 6,380
Nine months ended September 30,

(In thousands) 2024 2023
Net interest income (GAAP) $ 20,156 20,269
Tax-equivalent adjustment 60 322
Net interest income (Tax

-equivalent)
$ 20,216 20,591

Table 2

- Selected Quarterly Financial Data

2024 2023
Third Second First Fourth Third
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 6,811 6,728 6,677 6,154 6,380
Less: tax-equivalent adjustment 21 19 20 95 108
Net interest income (GAAP) 6,790 6,709 6,657 6,059 6,272
Noninterest income 846 896 887 (5,429) 865
Total revenue 7,636 7,605 7,544 630 7,137
Provision for credit losses (127) (123) 334 326 105
Noninterest expense 5,500 5,519 5,675 5,803 5,362
Income tax expense

531 475 164 (1,514) 182
Net earnings $ 1,732 1,734 1,371 (3,985) 1,488
Per share data:
Basic and diluted net earnings

$ 0.50 0.50 0.39 (1.14) 0.43
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic and diluted 3,493,699 3,493,699 3,493,663 3,493,614 3,496,411
Shares outstanding, at period end 3,493,699 3,493,699 3,493,699 3,493,614 3,493,614
Book value $ 24.14 21.53 21.32 21.90 17.59
Common stock price:
High $ 24.35 19.25 21.55 21.99 22.80
Low

17.50 16.63 18.82 19.72 20.85
Period end: 22.90 18.29 19.27 21.28 21.50
To earnings ratio (b) 91.60 x 101.61 83.78 53.20 7.65
To book value 95% 85 90 97 122
Performance ratios:
Annualized return on average equity

9.10% 9.63 7.13 (26.40) 8.59
Annualized return on average assets

0.71% 0.71 0.56 (1.56) 0.58
Dividend payout ratio 54.00% 54.00 69.23 (23.68) 62.79
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.22% 1.24 1.27 1.23 1.24
Nonperforming loans 887% 900 822 753 559
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.14 0.15 0.16 0.22
Total assets

0.08% 0.08 0.09 0.09 0.12
Nonperforming loans as a % of total loans 0.14% 0.14 0.15 0.16 0.22
Annualized net charge-offs (recoveries) as % of average loans 0.04% 0.01 (0.05) 0.13 0.01
Capital Adequacy: (c)
CET 1 risk-based capital ratio 14.75% 14.47 14.62 14.52 15.01
Tier 1 risk-based capital ratio 14.75% 14.47 14.62 14.52 15.01
Total risk-based capital ratio 15.76% 15.49 15.69 15.52 15.98
Tier 1 leverage ratio 10.43% 10.39 10.34 9.72 10.26
Other financial data:
Net interest margin (a) 3.05% 3.06 3.04 2.65 2.73
Effective income tax rate 23.46% 21.50 10.68 (27.53) 10.90
Efficiency ratio (d) 71.83% 72.39 75.03 800.41 74.01
Selected average balances:
Securities $ 251,723 258,228 267,606 354,065 390,772
Loans, net of unearned income 571,651 573,443 560,757 550,938 529,382
Total assets 982,656 978,107 976,930 1,020,476 1,020,980
Total deposits 904,860 900,673 897,051 953,674 942,533
Total stockholders’ equity 76,113 72,059 76,948 60,372 69,269
Selected period end balances:

Securities $ 258,285 254,359 260,770 270,910 373,286
Loans, net of unearned income 565,699 578,068 567,520 557,294 545,610
Allowance for credit losses 6,876 7,142 7,215 6,863 6,778
Total assets 990,143 1,025,054 979,039 975,255 1,030,724
Total deposits 901,724 946,405 899,673 896,243 964,602
Total stockholders’ equity 84,336 75,209 74,489 76,507 61,451
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
Net interest income (a) $ 20,216 20,591
Less: tax-equivalent adjustment 60 322
Net interest income (GAAP) 20,156 20,269
Noninterest income 2,629 2,448
Total revenue 22,785 22,717
Provision for (reversal of) credit losses
84

(191)

Noninterest expense 16,694 16,791
Income tax expense 1,170 737
Net earnings $ 4,837 5,380
Per share data:
Basic and diluted net earnings

$ 1.38 1.54
Cash dividends declared 0.81 0.81
Weighted average shares outstanding:
Basic and diluted 3,493,687 3,499,518
Shares outstanding, at period end 3,493,699 3,493,614
Book value $ 24.14 17.59
Common stock price:
High $ 24.35 24.50
Low

16.63 18.80
Period end 22.90 21.50
To earnings ratio (b) 91.60 x 7.65
To book value 95% 122
Performance ratios:
Annualized return on average equity

8.59% 10.15
Annualized return on average assets

0.66% 0.70
Dividend payout ratio 58.70% 52.60
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.22% 1.24
Nonperforming loans 887% 559
Nonperforming assets as a % of:
Loans and other real estate owned 0.14% 0.22
Total assets

0.08% 0.12
Nonperforming loans as a % of total loans 0.14% 0.22
Annualized net recoveries as a % of average loans
—

%
(0.03)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 14.75% 15.01
Tier 1 risk-based capital ratio 14.75% 15.01
Total risk-based capital ratio 15.76% 15.98
Tier 1 leverage ratio 10.43% 10.26
Other financial data:
Net interest margin (a) 3.05% 2.97
Effective income tax rate 19.48% 12.05
Efficiency ratio (d) 73.08% 72.88
Selected average balances:
Securities $ 259,158 398,751
Loans, net of unearned income 568,628 514,635
Total assets 979,243 1,022,257
Total deposits 900,876 944,471
Total stockholders’ equity 75,044 70,659
Selected period end balances:

Securities $ 258,285 373,286
Loans, net of unearned income 565,699 545,610
Allowance for credit losses 6,876 6,778
Total assets 990,143 1,030,724
Total deposits 901,724 964,602
Total stockholders’ equity 84,336 61,451
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

Loans and loans held for sale (1) $ 571,917 $ 7,642 5.32% $ 529,521 $ 6,373 4.77%
Securities - taxable (2) 241,604 1,327 2.19% 336,406 1,783 2.10%
Securities - tax-exempt (2)(3) 10,119 97 3.81% 54,366 510 3.72%
Total securities

251,723 1,424 2.25% 390,772 2,293 2.33%
Federal funds sold 18,696 255 5.43% 1,918 26 5.38%
Interest bearing bank deposits 46,174 659 5.68% 4,799 59 4.88%
Total interest-earning

assets
888,510 $ 9,980 4.47% 927,010 $ 8,751 3.75%
Cash and due from banks 17,909 14,345
Other assets 76,237 79,625
Total assets $ 982,656 $ 1,020,980
Interest-bearing liabilities:
Deposits:

NOW $ 192,781 $ 729 1.50% $ 191,849 $ 534 1.10%
Savings and money market 253,943 614 0.96% 283,152 661 0.93%
Time deposits 198,009 1,826 3.67% 183,539 1,139 2.46%
Total interest-bearing

deposits
644,733 3,169 1.96% 658,540 2,334 1.41%
Short-term borrowings 2 - 0.00% 4,347 37 3.38%
Total interest-bearing

liabilities
644,735 $ 3,169 1.96% 662,887 $ 2,371 1.42%
Noninterest-bearing deposits 260,127

283,993

Other liabilities 1,681 4,831
Stockholders' equity 76,113

69,269

Total liabilities and stockholders'

equity
$ 982,656 $ 1,020,980
Net interest income and margin (tax-equivalent) $ 6,811 3.05% $ 6,380 2.73%

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

Loans and loans held for sale (1) $ 568,939 $ 22,082 5.18% $ 514,706 $ 18,146 4.71%
Securities - taxable (2) 248,923 4,109 2.20% 344,136 5,474 2.13%
Securities - tax-exempt (2)(3) 10,235 284 3.71% 54,615 1,531 3.75%
Total securities

259,158 4,393 2.26% 398,751 7,005 2.35%
Federal funds sold 18,014 738 5.47% 4,372 159 4.86%
Interest bearing bank deposits 39,530 1,619 5.47% 8,118 283 4.66%
Total interest-earning

assets
885,641 $ 28,832 4.35% 925,947 $ 25,593 3.70%
Cash and due from banks 17,917 15,160
Other assets 75,685 81,150
Total assets $ 979,243 $ 1,022,257
Interest-bearing liabilities:
Deposits:

NOW $ 193,428 $ 2,045 1.41% $ 189,586 $ 1,067 0.75%
Savings and money market 250,146 1,486 0.79% 291,988 1,368 0.63%
Time deposits 196,584 5,082 3.45% 168,000 2,499 1.99%
Total interest-bearing

deposits
640,158 8,613 1.80% 649,574 4,934 1.02%
Short-term borrowings 838 3 0.48% 3,748 68 2.43%
Total interest-bearing

liabilities
640,996 $ 8,616 1.80% 653,322 $ 5,002 1.02%
Noninterest-bearing deposits 260,718

294,897

Other liabilities 2,485 3,379
Stockholders' equity 75,044

70,659

Total liabilities and stockholders'

equity
$ 979,243 $ 1,022,257
Net interest income and margin (tax-equivalent) $ 20,216 3.05% $ 20,591 2.97%

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any common stock or other equity securities during the third quarter of 2024.
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

November 1, 2024

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

November 1, 2024

By:

/s/
W.
James Walker,

IV

W. James Walker,

IV
Senior Vice President and

Chief Financial Officer