Form 10-K
period 2024-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2025-03-11
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549

FORM
10-K
☒
Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.
For the fiscal year ended
December 31, 2024
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
40,992,280

as of June 30, 2024.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding

of each of the registrant’s classes of common stock, as

of the latest practicable date:
3,493,699

shares of common stock as
of March 10 2025.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual

Meeting of Shareholders, scheduled to

be held May 13, 2025, are incorporated by

reference into Part II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
36
ITEM 1B.
UNRESOLVED STAFF COMMENTS
53
ITEM 1C.
CYBERSECURITY
53
ITEM 2.
PROPERTIES
54
ITEM 3.
LEGAL PROCEEDINGS
56
ITEM 4.
MINE SAFETY DISCLOSURES
56
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
56
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
58
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
83
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
83
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
122
ITEM 9A.
CONTROLS AND PROCEDURES
122
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
125
ITEM 16.
FORM 10-K SUMMARY
126

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

“assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expect,”

“estimate,” “continue,” “designed”, “plan,” “point to,”
“project,” “could,” “intend,” “target,” “seek” and other

similar words and expressions of the future.

These forward-looking
statements may not be realized due to a variety of factors, including,

without limitation:
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,

natural disasters or climate change, such as rising sea and water levels, hurricanes and tornados, epidemics or pandemics including supply chain disruptions,

inventory volatility, and changes

in
consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions, tariffs,

sanctions, the value of the U.S.
dollar against other currencies, or other events that may affect general economic conditions, consumer and
business confidence;
●
governmental monetary and fiscal policies, including taxes, federal deficit spending and the debt required to fund
such spending, changes in monetary policies in response to inflation and changes in prices , including changes in
the Federal Reserve’s target

federal funds rate and changes in the Federal Reserve’s

holdings of securities through
quantitative tightening or easing; and the duration that the Federal Reserve will keep its targeted federal funds
rates at or above current target ranges to meet its long term inflation target of 2%;
●
legislative, executive branch and regulatory changes, including changes by executive orders, the possible
reorganization and/or consolidation of the bank regulatory

agencies and/or the CFPB, changes in the leadership
and personnel, including reductions in the number and experience of personnel,

at the bank and securities
regulators and the CFPB, freezes on changes in regulations and interpretations,

the numerous new Executive
Orders, and the uncertain effects of all these, including the costs and benefits of such changes;
●
the effects of the potential privatization of Fannie Mae and Freddie Mac and its release from conservatorship on
the mortgage markets and us as seller and servicer of residential mortgage loans;
●
recent Supreme Court rulings that may lead to more court challenges to regulations and regulatory actions, which
may cause uncertainty,

wasted implementation costs and time by the industry,

and lengthy delays until ultimate
resolution;
●
changes in banking, securities and tax laws, regulations and rules and their application by the regulators, including
capital and liquidity

requirements, and changes in the scope and cost of FDIC insurance;

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
●
changes in borrower liquidity and credit risks, and changes in savings, deposit and payment behaviors;
●
changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that
may be included as capital for regulatory purposes;
●
changes in the prices, values and sales volumes of residential and commercial real estate;
●
the effects of competition from a wide variety of local, regional,

national and other providers of financial,
investment and insurance services, including the disruptive effects of financial technology and other competitors
who are not subject to the same regulation, including capital and liquidity requirements, internal controls, and
supervision and examination, as the Company and the Bank, and competition from credit unions, which are not
subject to federal income taxation;
●
more permissive regulation and/or enforcement regarding digital assets, such as cyber currency and stable coins
that creates additional competition to banks, and greater risks to the payment systems that the banking industry,
including the Company,

relies on, and greater risks of fraud and theft of digital assets and their effects on
customers, other financial institutions, including our counterparties, and confidence in the financial system,
generally;
●
the timing and amount of rental income from third parties from office space in our Auburn Center headquarters
and in former office locations;
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

Services
The Bank operates its main office and 7 branches in Auburn, Opelika,

Notasulga, and Valley,

Alabama and a loan
production office in Phenix City,

Alabama.

We evaluate the utilization of our existing facilities and customer preferences for online and mobile banking.

In addition to opening our new main office in 2022, we closed one branch office in Auburn
at the end of 2024, whose customers could be served conveniently and more efficiently by another existing Bank branch.
It offers checking, savings, transaction deposit accounts and certificates of deposit, and is an active residential mortgage lender in its primary service area.

The Bank’s primary service area includes

the cities of Auburn and Opelika, Alabama and
nearby surrounding areas in East Alabama, primarily in Lee County.

The Bank also offers commercial, financial,
agricultural, real estate construction and consumer loan products,

and other financial services.

The Bank operates ATM
machines in 10 locations in its primary service area.

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

The Bank has not offered any services related to any Bitcoin or other digital or crypto instruments, stablecoins or
businesses.
Competition
The Bank had the largest share of the Lee County,

Alabama’s deposits (21.3%) at June 30, 2024.

The banking business in
East Alabama, including Lee County,

is highly competitive with respect to loans, deposits, and other financial services.

Lee County is served by 19 banks, 10 of which are headquartered outside of Alabama.

Other banks have 35 offices in Lee
County.

National and regional competitors that have offices in our market include J.P.

Morgan Chase, Wells

Fargo, Truist,
PNC, Regions, Valley

National, SouthState and Cadence.

The national and regional banks we compete with have
substantially greater resources, and numerous offices

and affiliates operating over wide geographic areas.

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
Our market is Lee County,

Alabama, including Auburn, Opelika and part of Phenix City,

Alabama.

Lee County and Macon
County form the Auburn-Opelika MSA.

The U.S. Census Bureau estimates Lee County’s

population was 174,241 in 2020
and an estimated 183,215 in July 2023.

The largest employers in the area are Auburn University,

East Alabama Medical
Center, Lee County School System, Auburn

and Opelika City Schools, Auburn City Schools, Wal

-Mart Distribution
Center, Aptar CSP Technologies,

Pharmavite, LLC, HL Mando America Corporation (automobile

brakes and steering),
SCA (automotive plastics), Borbet Alabama (automotive aluminum wheels), Golden State Foods and Briggs & Stratton.

Auto manufacturing and related suppliers are increasingly important along Interstate Highway 85 to the east and west of
Auburn.

Kia Motors has a large automobile factory in nearby West

Point, Georgia, and Hyundai Motors has a large
automobile factory near Montgomery,

Alabama.

Various

suppliers to the automotive industry have facilities in Lee
County.

As of year-end 2024, the unemployment rate in Lee County was 2.8%,

and 3.3% for the State of Alabama
according to the U.S. Bureau of Labor Statistics.

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

real estate
lending.

Our commercial real estate (“CRE”) loans, including $55.4 million of loans on owner occupied property,

as of December
31, 2024 totaled $290.2 million (51% of total loans).

Our regulators’ CRE Guidance excludes loans on owner occupied property from CRE.

Excluding our owner-occupied loans, our CRE loans were $234.8 million

(42% of total loans) at year
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

Decreases in automobile sales, including adverse changes due to interest rate increases and inflation, tariffs, supply

chain disruptions (including changes resulting from the effects of tariffs and related changes in countries and producers in

the supply chains) and a tight labor market, could adversely affect nearby Kia and Hyundai automotive plants and their suppliers' local spending and employment, and could adversely affect
economic conditions in the markets we serve.

However, management believes that due

to the diversified mix of industries
located within our markets, adverse changes in one industry may not necessarily affect other area industries to the same
degree or within the same time frame.

The Bank’s primary service area also is subject

to both local and national economic
conditions and fluctuations.

While most loans are made within our primary service area, some residential mort gage loans
are originated outside the primary service area, and the Bank from time to time has purchased loan participations from
outside its primary service area.

We
also may make loans to other borrowers outside these areas, especially where we have
a relationship with the borrower, or

its business or owners.

Human Capital
At December 31, 2024, the Company and its subsidiaries had 145 full-time equivalent employees, including 39 officers.

Our employees have been with us an average of approximately 11 years.

We successfully implemented

plans to protect our
employees’ health consistent with CDC and State of Alabama guidelines during the COVID-19 pandemic, while
maintaining critical banking services to our communities and experiencing little employee turnover.

In addition, we
developed our remote and electronic banking services, and established remote work access to help employees stay at home
where their job duties permitted.

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

At the time of transition, our Chairman had served the Bank
39 years, our President and CEO had been with us 16 years and our Chief Accounting

Officer had been with us for 7 years.

Our new President and CFO had careers with major national and regional accounting firms and focused on financial
services before joining the Bank.
We seek to offer

competitive compensation and benefits.

We provide

employer matches for employee contributions to our
401(k) retirement plan.

In 2024, our shareholders approved our 2024 Equity and Incentive Compensation

Plan (the “2024
Incentive Plan”).

The Plan provides for a variety

of equity and equity-based awards, including stock options, performance shares, performance units, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”) and cash
incentive awards.

We believe that the 2024

Incentive Plan provides the flexibility to structure appropriate incentives to attract and retain talented people in a competitive market where many of our competitors are public companies who offer
stock-based incentives.

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

The Federal Reserve adopted new rules, effective September

30, 2020, simplifying determinations of control of
banking organizations for BHC Act purposes.
Changes in control of bank holding companies are subject to prior notice to, and nonobjection by the Federal Reserve under
the federal Change in Bank Control Act (the “Control Act”) and by the Alabama

Superintendent of Banks (the “Alabama
Superintendent”) under the Alabama Banking Code.

In August 2024, the FDIC proposed changes to its Control Act regulations that would result in persons seeking control of a bank holding company under the Control Act, to file a notice
with and obtain non-objection from the FDIC in addition to those filings and notices currently required from the Federal
Reserve and the Alabama Superintendent.

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

The Federal Reserve recommended repeal of
the merchant banking powers in a September 16, 2016 study undertaken pursuant to Section 620 of the Dodd-Frank Wall
Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank

Act”), but has taken no action.

The Company has
not elected to become a financial holding company,

but it may elect to do so in the future.

Financial holding companies
continue to be subject to Federal Reserve supervision, regulation and examination.
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) applies the concept of functional regulation to subsidiary activities.

For example, insurance activities would be subject to supervision and regulation by state insurance authorities and
securities broker-dealer and investment advisory activities are regulated by the SEC.
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

Banks, including Alabama banks, may branch anywhere in the United States.

See “Bank Regulation”.

The Company is a legal entity separate and distinct from the Bank.

Various

legal limitations restrict the Bank from lending
or otherwise supplying funds to the Company.

The Company and the Bank are subject to Sections 23A and 23B of the
Federal Reserve Act and Federal Reserve Regulation W thereunder.

Section 23A defines “covered transactions,” which
include extensions of credit and other transactions with affiliates, and limits a bank’s covered transactions

with any affiliate
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

Federal Reserve policy and the Federal Deposit Insurance Act require a bank holding company to act as a source of
financial and managerial strength to its FDIC-insured subsidiaries and to take measures to preserve and protect such bank
subsidiaries in situations where additional investments in a bank subsidiary may not otherwise be warranted.

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

As a result, a bank holding company
may be required to loan money to a bank subsidiary in the form of subordinated capital notes or other

instruments which
qualify as capital under bank regulatory rules.

However, any loans from the holding company

to such subsidiary banks
likely will be unsecured and subordinated to such bank’s

depositors and to other creditors of the bank.

See “Capital.”
The Federal Reserve’s Small Bank

Holding Company Policy Statement (the “Small BHC Policy”) covers qualifying bank
and thrift holding companies with up to $3 billion of pro forma consolidated assets.

Proposed legislation, entitled the
“Small Bank Holding Company Relief Act” would direct the Federal Reserve raise the permitted consolidated asset level to
$10 billion. Such legislation is among various bills highlighted in February

2025 by House Financial Services Committee
hearings.
The Federal Reserve treats the Company as a small banking holding company under the Small BHC Policy.

As a result,
unless and until the Company fails to qualify under the Small BHC Policy,

the Company’s capital adequacy

will continue
to be evaluated on a bank only basis.

See “Capital.”
Bank Regulation
The Bank is an Alabama state bank that is a member of the Federal Reserve.

It is subject to supervision, regulation and
examination by the Alabama Superintendent and the Federal Reserve, which monitor all areas of the Bank’s operations,
including loans, reserves, mortgages, capital adequacy,

liquidity, funding sources

and concentrations, issuances and
redemption of capital securities, payment of dividends, establishment of branches, and compliance with laws.

The Bank’s
deposits are insured by the FDIC to the maximum extent provided by law, and the Bank is subject to various

FDIC
regulations applicable to FDIC-insured banks.

See “FDIC Insurance Assessments.”
Alabama law permits statewide branching by banks.

The Alabama Banking Code has provisions designed to ensure
Alabama banks have competitive equality with national banks.

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

The Federal Reserve is maintaining a
heightened focus on bank funding pressures based on risk profiles and management’s ability to manage their

liquidity
positions.
In addition, and separate from the interagency UFIRS, the Federal Reserve assigns a risk-management rating to all state
member banks and bank holding companies.

In February 2021 the Federal Reserve expanded its Guidance for Assessing
Risk Management to institutions with under $100 billion

in assets.

This guidance states that principles of sound
management should apply to all risk confronting a banking organization,

including credit, market, liquidity,

operational,
compliance, and legal risks.

For a small community banking organization (“CBO”) engaged

solely in traditional banking
activities and whose senior management is actively involved in the details of day-to-day operations, relatively basic risk
management systems may be adequate. In accordance with the Interagency

Guidelines Establishing Standards for Safety
and Soundness, a CBO is expected, at a minimum, to have internal controls,

information systems, and internal audit that are
appropriate for the size of the institution and the nature, scope, and risk of its activities.

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

regulator.

The Federal Reserve and the Alabama Superintendent must approve mergers

and
acquisitions by the Bank.

The FDIC and the Office of the Comptroller of the Currency

(“OCC”) may comment on mergers
involving the Company or the Bank.

Although the Federal Reserve has not issued any new rules or policies applicable to mergers of bank holding companies or
state member banks, the FDIC and the OCC changed their merger policies and rules in September 2024.

The FDIC
adopted a Statement of Policy on Bank Merger Transactions

(the “FDIC Merger Policy”).

The new FDIC Merger Policy
recognizes Biden Administration Executive Order 14036 “Promoting

Competition in the American Economy” (July 9,
2021) (“Executive Order 14036”), which, among other things, “instructs U.S. agencies to consider the impact that
consolidation may have on maintaining a fair,

open, and competitive marketplace, and on the welfare of workers, farmers, small businesses, startups, and consumers.”

Executive Order 14036 apparently has not been rescinded as of February 17,
2025.

The adopting release for the FDIC Merger Policy states that “the analytical methods the FDIC employs in
conducting its independent analysis will continue to be informed by the United States Department of Justice’s

(“DoJ”)
approach to evaluating competitive effects.”
In September 2024, the OCC updated its regulations for business combinations involving national banks and federal
savings associations, deleted expedited and streamline applications for business combinations and adopted a policy
statement clarifying its review of applications under the Bank Merger

Act’s statutory factors.
It is unclear whether these new FDIC and OCC policies and rules will affect their views of mergers where the Federal
Reserve is the responsible regulator, especially

in light of change in the President and changing leadership at the FDIC and the OCC.

The Bank Merger Act and the BHC Act require evaluation, among other factors, of the effects of the transaction on
competition.

The primary federal bank regulator of a resulting bank, in a transaction subject to approval under the Bank
Merger Act and the Federal Reserve, in acquisitions and mergers subject to the BHC Act, must notify the DoJ, who has an
important advisory role in bank and BHC mergers,

but the bank regulators are the primary decision makers.

The bank
regulators may then consider the Antitrust Division’s

competitive factors report as part of their respective review processes, and use their own methods for screening and evaluating bank mergers.

The DoJ and the Federal Trade Commission
adopted new non-binding Merger Guidelines in 2023.

In September 2024, the DoJ revoked its 1995 Bank Merger
Guidelines and replaced these with a 2024 Banking Addendum to its 2023 Merger

Guidelines.

The 1995 Bank Merger
Guidelines had been adopted together with the federal banking agencies, and notwithstanding the FDIC Merger Policy,
none of the federal banking agencies have withdrawn from those Guidelines.

The Federal Reserve continues to apply the
1995 Bank Merger Guidelines in evaluating bank and bank holding company mergers.
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
The Data Privacy Act of 2023 was introduced in Congress on February

24, 2023.

It would amend various sections of the
GLB Act and preempt certain state privacy laws.

The American Privacy Rights Act of 2024 sought to establish the first federal standard for comprehensive data privacy and security regulation.

Neither of these bills were adopted.

Other
privacy legislation may be proposed.
Consumer Laws and the Community Reinvestment Act
The Consumer Financial Protection Bureau (the “CFPB”) has a broad mandate that requires it to regulate consumer
financial products and services, whether or not offered by banks or their affiliates.

The CFPB has the authority to adopt
regulations and enforce various laws, including the fair lending laws, the Truth in Lending Act, the Electronic Funds
Transfer Act, mortgage lending rules, the

Truth in Savings Act, the Fair Credit Reporting Act and Privacy

of Consumer
Financial Information rules.

Although the CFPB does not examine or supervise banks with less than $10 billion in assets,
banks of all sizes, including the Bank, are subject to the CFPB’s regulations, and the precedents set in CFPB enforcement
actions and interpretations.
The Bank is subject to the provisions of the CRA and the Federal Reserve’s

CRA regulations.

Under the CRA, all FDIC-
insured institutions have a continuing and affirmative

obligation, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income (“LMI”) neighborhoods.

The CRA
requires a depository institution’s

primary federal regulator to periodically assess the institution’s record of assessing and
meeting the credit needs of the communities served by that institution, includ ing low- and moderate-income neighborhoods.

The bank regulatory agency’s CRA assessment

is publicly available.

Further, consideration of the CRA is required of

any
FDIC-insured institution that has applied to: (i) charter a national bank; (ii)

obtain deposit insurance coverage for all new-
banks; (iii) establish a new branch office that accepts deposits; (iv)

relocate an office; or (v) merge or consolidate

with, or
acquire the assets or assume the liabilities of, an FDIC-insured financial institution.

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

Financial holding company elections and the continuation of financial holding company activities are permitted, only if
each affiliated bank has received a “satisfactory” or better

CRA rating.

CRA agreements with private parties must be disclosed and annual

CRA reports must be made to a bank’s

primary federal
regulator.

Community benefit plans have become common in banking mergers,

especially larger bank combinations.

The
National Community Reinvestment Coalition reported

that as of February 2025, it had executed 21 community benefit plans with banking organizations for an aggregate of

$580 billion for mortgage, small business and community
development lending, investments and philanthropy in

LMI and under-resourced communities. The pending Capital One
Financial Acquisition of Discover Financial Services includes a community benefit plan with another community
organization valued at $265 billion, which is the largest

ever.
The Bank had a “satisfactory” CRA rating in its latest CRA public evaluation dated February

28, 2022, with satisfactory
ratings on both its lending and community development

tests.
The Federal Reserve considers the effects of a bank acquisition proposal on the convenience and needs of the markets
served by the combining organizations. Bank regulators

consider CRA performance in evaluating merger and acquisition applications under the Bank Merger Act and the BHC Act, as well as other expansion proposals, such as new branch
offices.

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

The DoJ’s and the federal
bank regulatory agencies’ Interagency Policy Statement on Discrimination in Lending provides guidance to financial
institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what
steps lenders might take to prevent discriminatory lending practices.

The DOJ has prosecuted what it regards as violations
of the ECOA, the Fair Housing Act and the fair lending laws, generally.
New CRA Regulations
The Federal Reserve, the OCC and the FDIC jointly adopted extensive changes in new CRA regulations, which were
published in a 649 page adopting release in the Federal Register on February

1, 2024 (the “New CRA Regulations”).

Most
of the New CRA Regulation’s become

effective January 1, 2026, and other requirements, including required data reporting,
are scheduled to become effective January 1, 2027.

The New CRA Regulations confirm that the CRA and fair lending responsibilities and compliance are mutually reinforcing and that these regimes recognize the importance of ensuring that
the credit markets are inclusive.

The New CRA Regulations continue to allow downgrading a bank for discriminatory or other illegal credit practices.
The New CRA Regulations’ objectives include:
●
Update CRA regulations to strengthen the achievement of the core purpose of the statute and to encourage
financial inclusion;
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
Similar to the old rules, the New CRA Regulations are based on bank size and business model.

These rules create a new
framework for evaluating CRA performance.

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
The Bank presently intends to use the Intermediate Bank Community

Development Test.

The community development
evaluation of the prior CRA rules continues.

The New CRA Regulations implement a new retail lending evaluation for intermediate banks, and provide them the option of evaluation under a new test for community development financing.
Intermediate banks would be evaluated and assigned conclusions reflecting their performance under these tests in their
facility-based assessment area of “Outstanding”; “High Satisfactory”;

“Low Satisfactory”; “Needs to Improve”; or
“Substantial Noncompliance.”

These conclusions applied to each test would be weighted 50% each for intermediate banks
and combined in a resulting rating of “Outstanding,” “Satisfactory,”

“Needs to Improve,” or “Substantial Noncompliance.”
A “facility-based assessment area” is an area that encompasses or is adjacent to deposit-taking facilities, including main
offices, branches, and deposit-taking ATMs

and other remote service facilities.

Intermediate banks may delineate facility-
based areas of part of a county.

The banking agencies will evaluate retail lending in a bank’s

“outside retail lending area”
for large banks, as well as for intermediate banks, if the majority of their retail lending is outside their facility-based
assessment areas.
A retail lending volume screen will be used to measure the volume of a bank’s lending relative to its deposit base in its
facility-based assessment area and would compare that ratio to the aggregate ratio for all reporting banks with at least one
branch in the same facility-based assessment area.

Second, the agencies will evaluate the geographic distribution and borrower distribution of a bank’s

major product lines in the bank’s

Retail Lending Test Areas (i.e., the

bank’s facility-based
assessment areas, and, if applicable, retail lending assessment areas and outside retail lending area) using a series of metrics
and benchmarks.

After the agency determines a recommended conclusion for the Retail Lending

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

The New CRA Regulations codify agency interpretations under the former CRA regulations, and provide 11

community development categories.

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

The release proposing these New CRA rules stated that the agencies believe retail lending remains a core part of a bank's
affirmative obligation under the CRA to meet the credit

needs of their entire communities. At the same time, the agencies recognize that, compared to large banks, intermediate banks

might not offer as wide a range of retail products and services, have a more limited capacity to conduct community development activities,

and may focus on the local communities where
their branches are located.”

The proposal reflected the agencies’ views that banks of this size should have meaningful capacity to conduct community development financing, as they do under the current approach.
The new rule exempts small and intermediate banks from certain new data requirements that apply to banks with assets of
at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion.

Overdrafts
The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at ATMs
and point of sale terminals.

Overdrafts also have been a CFPB concern, which began refocusing on this issue in 2021 with
a view to “insure that banks continue to evolve their businesses to reduce reliance on overdraft and not sufficient funds
fees.”

Among other things, the federal regulators require banks to monitor accounts and to limit the use of overdrafts by
customers as a form of short-term, high-cost credit, including, for example, giving customers who overdraw their accounts
on more than six occasions where a fee is charged in a rolling 12-month period, a reasonable opportunity to choose a less
costly alternative and decide whether to continue with fee-based overdraft coverage.

It also encourages placing appropriate
daily limits on overdraft fees, and asks banks to consider eliminating overdraft fees for transactions that overdraw an
account by de minimis amounts.

Overdraft policies, processes, fees and disclosures have been the subject of various
litigation against banks in various jurisdictions. The federal bank regulators continue to consider responsible small dollar
lending, including overdrafts and related fee issues and issued principles for offering small-dollar loans in a responsible
manner on May 20, 2020.
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
regulations.

Another CFPB rule applicable to banks with over $10 billion in assets scheduled to become effective October
1, 2025, has been challenged in Federal district court for the Southern

District of Mississippi.

Among other things, this rule
limits overdraft charges to $5 in most cases.

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
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018

(the “2018 Growth Act”) provides that
certain residential mortgages held in portfolio by banks with less than $10 billion in consolidated assets automatically are
deemed “qualified mortgages.” This relieves such institutions from many of the requirements to satisfy the criteria listed
above for “qualified mortgages.” Mortgages meeting the “qualified mortgage”

safe harbor may not have negative
amortization, must follow prepayment penalty limitations included in the Truth in Lending Act, and may not have fees
greater than 3% of the total value of the loan.
The Bank generally services the loans it originates, including those it sells.

The CFPB’s mortgage servicing

standards
include requirements regarding force-placed insurance,

certain notices prior to rate adjustments on adjustable-rate mortgages, and periodic disclosures to borrowers. Servicers are prohibited from processing foreclosures when a loan
modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.
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

The Federal Housing Finance Authority (“FHFA”)

regulates The Federal National Mortgage Association (“Fannie Mae’s”)
and the Federal Home Loan Mortgage Corporation (“Freddie Mac”)

(individually and collectively,

“GSE”). Among these,
are repurchase rules applicable to sales of mortgages to the GSEs.

These rules include the kinds of loan defects that could
lead the GSEs to request a mortgage loan repurchase or seek other remedies against the mortgage loan originator or seller.

The FHFA also has updated

these GSEs’ representations and warranties framework and provided an independent dispute
resolution (“IDR”) process to allow a neutral third party to resolve demands after the GSEs’ quality control and appeal
processes have been exhausted.
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

The CFPB issued a rule to implement and clarify these provisions of the 2018
Growth Act on August 31, 2018.

The Bank sells mortgage loans to Fannie Mae and services these on an actual/actual basis.

As a result, the Bank is not
obligated to make any advances to Fannie Mae on principal and interest on such mortgage loans where the borrower is
entitled to forbearance.
CARES Act Loan Modifications and Forbearance
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020.

Section 4013
of that Act allowed banks to temporarily suspend certain GAAP requirements for restructured loans in light of the effects of
the COVID-19 pandemic.

On April 7, 2020, the Federal Reserve and the other Federal bank regulators issued an
Interagency Statement and later guidance encouraging banks to work prudently with borrowers on covered modifications.

Section 4021 of the CARES Act allows borrowers under 1-to-4 family residential mortgage loans sold to Fannie Mae to
request forbearance up to a year if the borrower experienced financial hardships during the pandemic.

During forbearance,
no fees, penalties or interest shall be charged beyond those applicable if all contractual payments were fully and timely
paid, and Fannie Mae servicers could not initiate foreclosures or similar procedures or related evictions or sales until March
31, 2021, subject to up to a three-month extension.

At December 31, 2024, the Bank had approximately $328 thousand of deferred loan amounts and $165 thousand of forbearance on loans sold to Fannie

Mae pursuant to the CARES Act and the
Interagency Statement.
Anti-Money Laundering, Countering the Financing of Terrorism

and Sanctions
Under the Uniting and Strengthening America by Providing Appropriate Tools

Required to Intercept and Obstruct
Terrorism Act of 2001

(the “USA PATRIOT

Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as to enhanced due diligence and “know your customer” standards
in their dealings with foreign financial institutions and foreign customers.

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

Federal Financial Crimes Enforcement Network (“FinCEN”) rules require banks to know the beneficial owners of
customers that are not natural persons, update customer information in order to develop a customer risk profile, and
generally monitor such matters.
The Federal Reserve, the other bank regulators, the NCUA and FinCEN issued a Joint

Statement on Risk-Focused Bank
Secrecy Act/Anti-Money Laundering Supervision (July 22, 2019).

Banks that operate in compliance with applicable law,
properly manage customer relationships and effectively

mitigate risks by implementing controls commensurate with the type and level of their risks are neither prohibited nor discouraged from providing banking services.

Examiners review risk
management practices to evaluate and assess whether a bank has developed and implemented effective processes to
identify, measure,

monitor, and control risks.
On August 13, 2020, the federal bank regulators issued a joint statement on their

AML/BSA enforcement guidance and
clarifying that isolated or technical violations or deficiencies are generally not considered the kinds of problems that would
result in an enforcement action.

The statement addresses how the agencies evaluate violations of individual pillars of the
Bank Secrecy Act and anti-money laundering (“AML/BSA”) compliance program. It describes how the agencies
incorporate the customer due diligence regulations and recordkeeping requirements issued by the United States. Department
of the Treasury (“Treasury”)

as part of the internal controls pillar of a financial institution's AML/BSA compliance program.
On October 23, 2020, FinCEN and the Federal Reserve invited comment on a proposed rule that would amend the
recordkeeping and travel rules under the Bank Secrecy Act, which would lower the applicable threshold from $3,000 to
$250 for international transactions and apply these rules to transactions using convertible virtual currencies and digital
assets with legal tender status.

This rule remained a proposal in FinCEN’s

Semiannual Agenda published August 16, 2024.
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

U.S. financial regulators and
foreign financial regulators.
FinCEN regulation 31 C.F.R.

101.380 implements the Corporate Transparency

Act (the “CTA”), and became

effective on
January 1, 2024.

These regulations require entities to report information about their beneficial owners and the individuals
who created the entity (together, “beneficial ownership

information” or “BOI”).

FinCEN explained that the rule would help
protect the U.S. financial system from illicit use by making it more difficult for bad actors to conceal their financial
activities through entities with opaque ownership structures.

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

Although the Company and the Bank are exempt from the CTA’s

requirements to report their
own respective beneficial owners, the new laws may increase the Bank’s anti-money laundering diligence activities and
costs.

On January 23, 2025, the Supreme Court granted the government’s motion to stay a nationwide injunction on enforcement
of the CTA that

was issued by the U.S. District Court of the Eastern District of Texas

in
Texas Top

Cop Shop, Inc. v.
Garland
.

Earlier, on January 7, 2025, another judge in the Eastern

District of Texas issued a separate

nationwide injunction
of the CTA and

the Beneficial

Ownership Information Reporting Rule (BOI Reporting Rule) in
Smith v. U.S. Department
of the Treasury , which remined in effect as of January 2025.
FinCEN issued an Alert on January 24, 2025, acknowledging the continuing nationwide injunction.

This Alert confirmed
that reporting companies are not currently required to file beneficial ownership information and are not subject to liability if
they fail to do so while the order remains in force.
Bills have been introduced in Congress to repeal the CTA,

and it is unknown whether these will pass or if the
Administration will continue to defend the litigation challenging the

CTA.

Most recently, the Protect Small Business from
Excessive Paperwork Act bill was introduced, which, if enacted, would extend the compliance deadline to December 31,
2025 for submitting BOI for entities existing before 2024.
FinCEN published a request for information and comment on December

15, 2021 seeking ways to streamline, modernize
the United States AML and countering the financing of terrorists.
The United States has imposed various sanctions upon foreign countries, including China, Iran, North Korea, Russia and
Venezuela,

and certain of their government officials and persons.

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

On January 25, 2023, FinCEN issued an alert to financial
institutions on potential investments in the U.S. commercial real estate sector by sanctioned Russian elites, oligarchs, their
family members, and the entities through which they act. The alert listed potential red flags and typologies involving
attempted sanctions evasion in the commercial real estate sector,

and reminds financial institutions of their Bank Secrecy
Act (BSA) reporting obligations.

On February 6, 2025, the DoJ ended Task

Force Klepto Capture, which was established
in March 2022 to enforce sanctions against Russian officials and oligarchs,

restrictions taken against Russian financial
institutions, including the prosecution of those who try to evade know-your-customer and anti-money laundering measures
and efforts to use cryptocurrency to evade U.S. sanctions.
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

If the Company fails
to comply with these internal control rules in the future, it may adversely affect its reputation, its ability to obtain the
necessary certifications to its financial statements, its relations with its regulators and other financial institutions with which
it deals, and its ability to access the capital markets and offer and sell Company securities on terms and conditions
acceptable to the Company.

The Company’s assessment of its financial reporting

controls as of December 31, 2024 is
included in this report with no material weaknesses reported.

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

See

“Prompt Corrective Action Rules.”
Basel III Capital Rules
The Federal Reserve and the other federal bank regulators adopted in June 2013 final capital rules for bank holding
companies and banks implementing the Basel Committee on Banking

Supervision’s “Basel III: A Global

Regulatory
Framework for more Resilient Banks and Banking Systems.”

These U.S. capital rules are called the “Basel III Capital
Rules,” and generally were fully phased-in on January 1, 2019.

These are included in Federal Reserve Regulation Q.
The Basel III Capital Rules generally limit Tier

1 capital to common stock and noncumulative perpetual preferred stock.

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
included in Tier 2 capital.
The various capital elements and total capital requirements under the Basel III Capital Rules are:
Fully Phased in
January 1, 2019
Minimum CET1

4.50%
CET1 Conservation Buffer

2.50%
Total CET1

7.0%
Deductions from CET1 100%
Minimum Tier 1 Capital

6.0%
Minimum Tier 1 Capital plus
conservation buffer 8.5%
Minimum Total

Capital

8.0%
Minimum Total

Capital
plus
conservation buffer 10.5%

Basel III Changes in Risk-Weightings
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
● Retained the existing 100% risk weight for corporate and retail loans; and
●
Increased the risk weight for exposures to qualifying securities firms from

20% to 100%.
HVCRE Risk Weight
In December 2019, the federal banking regulators published a final rule,

effective April 1, 2020, to implement Section 214
of the 2018 Growth Act.

This law restricted the bank regulators from assigning a heightened risk to a HVCRE loan that is
an acquisition construction or development loan.

The rules define HVCRE loans as loans secured by land or improved real property made after December 31, 2014 that:
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

HVCRE loans are assigned a 150% risk weight.

Capital Conservation Buffer
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
and
●
Minority interests are included up to 10% of (i) CET1 capital, (ii) Tier

1 capital and (iii) total capital.
Effects of CECL Accounting Changes
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

The Company
adopted CECL effective beginning January 1, 2023

and the Company recognized all effects on its regulatory capital in the
year of adoption.

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

Dividends and Distributions
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

The Bank’s Call Report are used for its calculation

of
“eligible retained income.”
The Bank’s capital conservation

buffer exceeded 2.5% at December 31, 2024.
As of December 31, 2024, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier

1 risk-
based, and Tier 1 leverage ratios as set forth in the

following table. Management has not received any notification from the
Bank's regulators, which changes the Bank’s

regulatory capital status.
Prior regulatory approval also is required by statute if the total of all dividends declared by a state member bank (such as
the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

During 2024, the Bank paid total cash dividends of
approximately $3.8 million to the Company.

At December 31, 2024, the Bank had net profits for the year and retained net profits for the preceding two calendar years, less any required transfers to surplus,

of $9.7 million.
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

See “Regulatory Capital Changes” and Note 15 to the Company’s

consolidated financial
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

The Federal Reserve has been paying interest on depository institutions required and excess reserve balances since October
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
In light of disruptions in economic conditions caused by the outbreak of COVID-19 and the stress in U.S. financial markets,
the Federal Reserve, Congress and the Department of the Treasury

took a host of fiscal and monetary measures. In March
2020, the Federal Reserve reduced the federal funds rate target twice to 0-0.25%. The Federal Reserve established various
liquidity facilities pursuant to section 13(3) of the Federal Reserve Act to help stabilize the financial system and purchased
large amounts of government and government agency

mortgaged backed securities.
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

The
federal funds target rate range was 5.25-5.50% from May 4, 2023 until September 19, 2024, when it was reduced to 4.75%
-5.00%.

Two other reductions in November

and December resulted in a target range of 4.25%-4.50%.

The Federal Reserve’s securities

holdings in its System Open Market Account (“SOMA”) increased from $3.9 trillion in
early March 2020 to $9.0 trillion at April 11,

2021, largely as a result of securities purchases as the Federal Reserve injected liquidity as a result of the COVID-19 pandemic.
On May 4, 2022, the Federal Reserve announced its plan to reduce its securities holdings in an effort to reduce inflation:
●
Reinvestments of principal of maturing Treasury

securities would be reduced by $30 billion per month for three months and thereafter would be $60 billion per month.
●
Reinvestments of principal of maturing agency debt and agency mortgage

-backed securities would be reduced by
$17.5 billion per month for three months and thereafter would be $35 billion per month.
●
These declines would slow and then stop when the Federal Reserve’s balance sheet was somewhat above the
balance it deemed ample.
On May 4, 2024, the Federal Reserve’s

Federal Open Market Committee (“FOMC”) announced that beginning in June
2024, it would slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury
securities from $60 billion to $25 billion.

The Committee maintained the monthly redemption cap on agency debt

and
agency mortgage-backed securities at $35 billion and will reinvest any remaining principal amounts of maturing securities
in Treasury securities.

The Federal Reserve’s SOMA was $6.4

trillion on February 5, 2025 compared to $7.0 trillion on
February 28, 2024.
The Federal Reserve seeks to maintain maximum employment and targets longer term inflation of 2% based on annual
changes in the personal consumption expenditures.

The FOMC stated on January 29, 2024 that the FOMC judges that the risks to achieving its employment and inflation goals are roughly in balance.

The economic outlook is uncertain, and the
Committee is attentive to the risks to both sides of its dual mandate. Inflation remained above that rate through February
2024.

The Federal Reserve Chairman has indicated that the FOMC is not in a hurry to reduce its target federal funds rate
further at this time.
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

The financial ratios method sets (i) a maximum assessment for CAMELS 1 and 2 rated banks, and (ii) minimum assessments for lower rated institutions.

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

The FDIC Board of directors is
required by the Federal Deposit Insurance Act (the “FDI Act”) to designate a reserve ratio before the beginning of each
calendar year.

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

The designated
reserve ratio has been 2% since 2010, and was set at this same level for 2025.
The Company recorded FDIC insurance premiums expenses of $0.5 million for both 2024 and 2023, respectively,

which
reflects the FDIC’s amended

restoration plan increases in the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023.

CRE and Leveraged Loans
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
loans.
At December 31, 2024, the Bank had outstanding $82.8 million in construction and land development loans and $324.0
million in total CRE loans (excluding owner occupied properties), which represent approximately 73% and 286%,
respectively, of

the Bank’s total risk-based capital at December

31, 2024.

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

(June 30, 2023).

This Policy Statement builds on and updates existing
guidance to enable financial institutions to work prudently and constructively with creditworthy borrowers during times of
financial stress.

The Policy Statement provides a broad set of risk management principles relevant to CRE short term loan
accommodations and longer-term workouts in all

business cycles, particularly in challenging economic environments.

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

Leveraged Loans

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
shared national credits.
The Bank did not have any leveraged loans at year-end

2024 or 2023 subject to the Interagency Guidance on Leveraged
Lending or that were shared national credits.
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

In the event
of an accounting restatement due to material noncompliance with a financial reporting requirement under the federal
securities laws, the policy must require that the company recover from any current or former executive officer,

any
incentive-based compensation (including stock options) received during the three-year period preceding the date of the
restatement, which is in excess of what would have been paid based on the restated

financial statements.

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

The SEC adopted, effective January 27, 2023, Commission Rule 10D

-1 under the Exchange Act, which requires each
national securities exchange to adopt listing standards for the recovery of erroneously awarded executive compensation.

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

The SEC adopted changes to its Reg. S-K Item 407(i) implementing this Section.
The Company adopted its 2024 Incentive Plan in May 2024, but had not granted any awards under that Plan as of February
12, 2025.

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

The
Company’s Insider Trading

Policy is included as an exhibit to its annual report on SEC Form 10-K.
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
processing the transactions.

The Durbin Amendment and the Federal Reserve rules thereunder are not applicable to banks
with assets less than $10 billion. Such smaller banks, however,

compete with banks that are subject to the Durbin
Amendment, and therefore may have to limit their interchange fees, also.

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

The 2018 Growth Act, which was enacted on May 24, 2018, amended the Dodd-Frank Act, the BHC Act, the Federal
Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief in these areas:
● consumer credit and mortgage lending;
● capital requirements;
●
Volcker

Rule compliance;
● stress testing and enhanced prudential standards;
●
increased the asset threshold under the Federal Reserve’s

Small BHC Policy from $1 billion to $3 billion; and
● capital formation.
The following provisions of the 2018 Growth Act are helpful to banks of our size, and we have benefitted from the Growth
Act’s changes to the deposit rules:
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

Rule.
The FDIC announced on December 19, 2018, a final rule allows reciprocal deposits to be excluded from “brokered
deposits” up to the lesser of $5 billion or 20% of their total liabilities.

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

The new rules provide us greater flexibility,

but we have limited our brokered deposits.
Reciprocal deposits have expanded our funding and liquidity sources without being subjected to FDIC limitations on
depositor FDIC insurance coverage and potential federal deposit insurance assessment increases for brokered deposits.

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
Recent Developments – New Administration
Donald J. Trump became President on January

20, 2025.

The President has issued numerous Executive Orders, and he and his designees have taken a number of actions that affect financial institutions,

and their regulation and regulators, including:
•
Issued an Executive Order “Regulatory Freeze Pending Review” (January

20, 2025);
•
Issued Executive Order 14192 “Unleashing Prosperity Through Deregulation”

(January 31, 2025);
•
Issued a Presidential Memorandum dated January 20, 2025 freezing the hiring of Federal civilian employees in all
executive departments and agencies
•
Issued Executive Order Implementing the President’s

“Department of Government Efficiency” (“DOGE”)
(January 20, 2025);
•
Issued Executive Order 14158 “Establishing and Implementing the President’s

‘Department of Government
Efficiency’ Workforce

Optimization Initiative” (February 11, 2025);
•
Removed the CFPB Director and appointing acting directors, most recently the Director (the “OMB Director”) of
the Office of Management and Budget (the “OMB”), who will also serve as Acting CFPB Director;
•
Replaced the Acting Comptroller of the Currency with a new Acting Comptroller of the Currency, and nominated
a successor Comptroller of the Currency and a CFPB Director,

each subject to Senate confirmation;
•
Issued Executive Order 14178 “Strengthening American Leadership

in Digital Financial Technology”

(January 23,
2025);
•
Ordered and withdrew (subject to restoration) various tariffs on China, Canada and Mexico, a 25% tariff on all
imported steel and aluminum, and is expected to order “reciprocal” tariffs,

which would raise rates on imported
goods to equal foreign levies on U.S. goods and has threatened other tariffs;
•
Issued an Executive Order “Reforming the Federal Workforce

to Better Serve Americans”

(February 11,

2025);
•
Issued an Executive Order “Restoring Democracy and Accountability in

Government” (February 11, 2025); and
•
Issued an Executive Order “Ensuring Lawful Governance and Implementing

the President’s ‘Department of
Government Efficiency’ Deregulatory Initiative” (February

19, 2025).

The regulatory freeze order directs all executive department agencies to not propose or issue any rule until
a department or
agency head appointed or designated by President Trump

reviews and approves the rule.

Any rule or proposed rule sent to
the Office of Federal Register shall be withdrawn until the above review is made.

Any substantive action by an agency
(normally published in the Federal Register) that promulgates or is expected to lead to the promulgation of a final rule or
regulation, including notices of inquiry,

advance notices of proposed rulemaking, and notices of proposed rulemaking.

This
shall also apply to any agency statement of general applicability and future effect that sets forth a policy on a statutory,
regulatory, or technical

issue or an interpretation of a statutory or regulatory issue.

This order applies to any substantive
action by an agency (normally published in the Federal Register) that promulgates or is expected to lead to the
promulgation of a final rule or regulation, including notices of inquiry,

advance notices of proposed rulemaking, and
notices of proposed rulemaking.

This shall also apply to any agency statement of general applicability and future effect that
sets forth a policy

on a statutory, regulatory,

or technical issue or an interpretation of a statutory or regulatory issue.

Executive Order 14192 seeks to “significantly reduce the private expenditures required to comply with Federal
regulations.”

For the current fiscal year 2025, for each new regulation, at least 10 existing regulations shall be identified for
repeal.

Agencies are directed to ensure that the total incremental cost of all new regulations,

including repealed regulations,
being finalized this year, shall be significantly

less than zero, as determined by the OMB Director.

The OMB Director shall
provide agencies with guidance on implementation, including measuring regulatory costs.

No regulation shall be added to
or removed from the Unified Regulatory Agenda without the approval of the OMB Director.

Regulations and rules are
broadly defined as:
…an agency statement of general or particular applicability and future effect designed to implement, interpret, or
prescribe law or policy or to describe the procedure or practice requirements of an agency, including, without
limitation, regulations, rules, memoranda, administrative orders, guidance documents, policy statements, and
interagency agreements, regardless of whether the same were enacted through the processes in the Administrative
Procedure Act
The hiring freeze provides that no Federal civilian position that is vacant at noon on January 20, 2025, may be filled, and no
new position may be created, subject to certain exceptions.

The hiring freeze apparently has resulted in the rescission of offers to 200 new FDIC examiners.

In addition to the hiring freeze, the Office of Personnel Management started the
Voluntary

Separation Incentive Payment Authority (the “buyout authority”), which allows agencies that are downsizing or
restructuring to offer employees lump-sum payments up

to $25,000 as an incentive to voluntarily separate.

It has been
reported that over 2 million federal workers may be eligible to accept such retirement buyouts.

The program is subject to
litigation, and deadlines for acceptance by employees were temporarily stayed by a federal court.
DOGE or the “USDS” is in the Executive Office of the President and

is headed by an Administrator.

Its purpose is to
“implement the President’s

DOGE Agenda, by modernizing Federal technology and software to maximize governmental efficiency and productivity.”

The Executive Order includes a U.S. DOGE Service Temporary

Organization, which shall be
dedicated to advancing the President’s

18-month DOGE agenda.

The U.S. DOGE Service Temporary

Organization shall
terminate on July 4, 2026.

The Executive Order also directs each agency head, in consultation with the USDS administrator, to establish a “DOGE team” of

at least four employees within each agency.

These teams will “typically
include” a team lead, an engineer, a human

resources specialist, and an attorney.

According to the Executive Order, agency
team members may include current agency personnel or new hires designated as “special government employees.”

Each
agency’s team is directed to coordinate

with USDS and advise its agency head on implementing the DOGE agenda, with an apparent focus on information technology and human resource management.

Among other things, the USDS Administrator
shall work with Agency Heads to promote inter-operability

between agency networks and systems, ensure data integrity,
and facilitate responsible data collection and synchronization.

Agency Heads are directed to take all necessary steps, in
coordination with the USDS Administrator,

and to the maximum extent consistent with law,

provide USDS full and prompt
access to all unclassified agency records, software systems, and information technology systems.

USDS must adhere to
rigorous data protection standards.
The Executive Order “Establishing and Implementing the President’s

‘Department of Government Efficiency’ Workforce
Optimization Initiative” requires the OMB Director to submit a plan to reduce the size of the Federal government's
workforce through efficiency improvements and attrition (Plan).

The Plan shall require that each agency,

subject to certain
exceptions, hire no more than one employee for every four employees that depart.

Each Agency Head is required, in
consultation with its DOGE Team

Lead, among other things, to (i) hire in the highest need areas, (ii) fill vacancies unless the DOGE Team Lead

determines such positions need to be filled.

Agency Heads shall promptly prepare to initiate large-
scale reductions in force (RIFs) to separate from Federal service temporary employees and reemployed annuitants working
in areas that will likely be subject to the RIFs. All offices that perform functions not mandated by statute or other law shall
be prioritized in the RIFs, including all agency diversity,

equity, and inclusion () initiatives.

Within 30 days, each Agency
Head shall submit a report to the OMB Director that that identifies any statutes that establish the agency, or subcomponents
of the agency, as statutorily

required entities. The report shall discuss whether the agency or any of its subcomponents should be eliminated or consolidated.
The new Acting Comptroller of the Currency and Acting CFPB Director will serve on the five person FDIC Board of
Directors.

The FDIC is currently headed by an Acting Chairman. No person has been nominated to serve as the FDIC
Chair.

FDIC director Jonathan McKernan resigned on February 11,

2025, and was nominated to be CFPB Director.

Jonathan Gould was nominated to be Comptroller of the Currency on the same day.

These nominations are subject to
Senate confirmation.

The current Acting CFPB Director, on February

8, 2025, ordered all CFPB employees to suspend substantially all activities, including all supervision, examination and stakeholder engagement activities, and closed the agency's
headquarters for the week of February 10, 2025.

The Acting CFPB Director also said the CFPB had excessive funding on hand and would not take the next scheduled drawdown of funds from the Federal

Reserve.
Executive Order 14178 states the Administration’s

policy “to support the responsible growth and use of digital assets, blockchain technology,

and related technologies across all sectors of the economy.”

“Digital assets” include “any digital
representation of value that is recorded on a distributed ledger,

including cryptocurrencies, digital tokens, and stablecoins.”

This order revoked Executive Order 14067 “Ensuring Responsible Development

of Digital Assets” (March 9, 2022) and
directed the Secretary of the Treasury is directed

to immediately revoke the Department of the Treasury's “Framework for
International Engagement on Digital Assets,” (July 7, 2022).
These new policies include the following that are applicable to banks:
•
protecting and promoting fair and open access to banking services for all law-abiding individual citizens and
private-sector entities alike; and

•
providing regulatory clarity and certainty built on technology-neutral regulations, frameworks that account for
emerging technologies, transparent decision making,

and well-defined jurisdictional regulatory boundaries, all of which are essential to supporting a vibrant and inclusive digital economy and innovation in digital assets,
permissionless blockchains, and distributed ledger technologies
The Executive Order Reforming the Federal Workforce

to Better Serve Americans

requires:
•
Agency Heads to coordinate and consult with DOGE to shrink the size of the federal workforce and limit hiring to
essential positions;
•
The Office of Personnel Management to initiate a rulemaking

to ensure federal employees are held to the highest
standards of conduct;
•
Upon expiration of the Day 1 hiring freeze and implementation of the hiring plan, agencies to hire no more than
one employee for every four employees that depart from federal service (with appropriate immigration, law
enforcement, and public safety exceptions);
•
Agencies to plan for large-scale reductions in force and determine which agency components (or agencies
themselves) may be eliminated or combined because their functions aren’t required by law.
The Executive Order “Restoring Democracy and Accountability in Government”

requires all agencies to submit draft
regulations for White House review with no carveout for so-called independent agencies, except for the monetary policy
functions of the Federal Reserve; and consult with the White House on their priorities and strategic plans.

The White
House will set their performance standards.

The Office of Management and Budget will adjust so-called

independent
agencies’ apportionments of funds.

The President and the Attorney General (subject to the President’s supervision and
control) will interpret the law for the executive branch, instead of having separate agencies adopt conflicting interpretations.
The Executive Order “Ensuring Lawful Governance and Implementing

the President’s ‘Department of Government
Efficiency’ Deregulatory Initiative” requires Agency

Heads, in coordination with their DOGE Team

Leads and the OMB
Director, to initiate a process to review,

with priority on “significant regulatory actions,” as defined in Executive Order
12866 (Sept. 30, 1993) (“E.O. 19866”), all regulations subject to their sole or joint jurisdiction for consistency with law and
Administration policy and within 60 days:
1. Identify the following classes of regulations:
•
unconstitutional regulations and regulations that raise serious constitutional difficulties, such as exceeding the
scope of the power vested in the Federal Government by the Constitution;
•
regulations that are based on unlawful delegations of legislative power;

•
regulations that are based on anything other than the best reading of the underlying statutory authority or
prohibition;
•
regulations that implicate matters of social, political, or economic significance that are not authorized by clear
statutory authority

•
regulations that impose significant costs upon private parties that are not outweighed by public benefits;

•
regulations that harm the national interest by significantly and unjustifiably impeding technological
innovation, infrastructure development, disaster response, inflation reduction, research and development,
economic development, energy production, land use,

and foreign policy objectives; and
•
regulations that impose undue burdens on small business and impede private enterprise and entrepreneurship.
2.
Provide OMB a list of all regulations identified by the above classes and consult with the OMB to develop a
Unified Regulatory Agenda that seeks to rescind or modify these regulations.
Agency Heads shall determine whether ongoing enforcement of

any regulations identified in their regulatory review is
compliant with law and Administration policy.

Agency Heads shall de-prioritize (i) actions to enforce regulations that are based on anything other than the best reading of a statute and (ii) enforcement of regulations that go beyond the powers
vested in the Federal Government by the Constitution.

Agency heads, in consultation with the OMB Director,

shall, on a
case-by-case basis, as appropriate, direct the termination of all such enforcement proceedings that do not comply with law
or Administration policy.

Agency Heads shall consult with their DOGE Team

Leads and OMB on potential new
regulations in accordance with E.O. 19866’s

processes.
Tariffs

generally make goods more expensive, and therefore may have inflationary effects that would be expected to slow
consumer spending.

Changes in tariffs may also cause changes in supply chains to reduce the effects of the tariffs and such
changes may result in disruptions to the supply chains away from countries and producers to alternatives with higher costs
but more advantageous tariff rates.

As of February 12, 2025, the 25% tariffs on all imported steel and aluminum may have
the most immediate effects, especially on the automobile industry and its suppliers.

This industry and its suppliers are large
employers in Lee County and nearby areas served by the Bank.
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
Operational risks are inherent in our business, and include:
●
The effects of local, national and regional market and economic conditions and cyclicality, including the

levels
and rates of change in inflation and interest rates, and the effects on depositors,

borrowers and markets, including
the real estate and securities markets;
●
Our allowance for credit losses is based on estimates and judgments and may prove to be inadequate to our credit
risks;
● The risks and costs of nonperforming assets
●
The soundness of other financial institutions and perceptions regarding our industry, especially when other

banks
experience difficulties or fail;
● Our concentrations in commercial real estate loans in our market;
●
We operate in

a highly competitive market and compete against a number of larger national and regional
competitors, as well as smaller institutions, nonbanks and credit unions;
● Our ability to attract and retain key people;
● Inflation and strong labor markets may affect our non-interest expenses;
●
Technological changes

affect our business, and we may have fewer resources than our larger regulated and
unregulated competitors, both in and outside our market area, which may increase the competition we face;
●
Potential gaps in our risk management, including managing the risks related to maintaining our data security and
cybersecurity and those of our third-party service providers;

●
Continuity risks to us and our service providers due to power,

information technology and telecommunication
disruptions and outages, could affect our customer service,

reputation and our results of operations, financial
condition, customer relationship and reputation;
●
Risks of severe weather, natural disasters, climate changes,

epidemics and severe health issues in the population,
wars and acts of terrorism and other events; and
●
Future acquisitions may disrupt our business, dilute shareholder value and adversely affect our operating results
and financial condition, among other risks.
Financial risks result in part from our operational risks and the risk of our business,

and include:
●
Increases in costs of funds due to inflation, monetary and fiscal policies, changes in costumer behaviors and
competitive pressures;
●
Our results of operations and financial condition, including the values of our assets and liquidity, may be

affected
by changes in interest rates and interest rate levels, the shape of the yield curve and economic conditions;
●
Liquidity risks, including the costs and availability of funding, and the liquidity of our assets, including our
investment securities portfolio, and institutional lending sources;
● Changes in accounting and tax rules;
● The adequacy of our capital and availability of capital, if needed;
● Potentially excessive risk taking by our associates;
●
Our ability to pay dividends depends on our earnings, liquidity and regulatory requirements related to our capital
and our risks; and
● Our common stock trades in limited volumes.
Legal and regulatory risks include:
●
The Company is a legal entity separate and distinct from the Bank, and transactions between the Bank and the
Company are limited by law;
●
The Company is required to be a source of financial and managerial strength to the Bank, even in circumstances
where further investment in the Bank may not be warranted;
●
Privatization of Fannie Mae and Freddie Mac incident to the ending of their conservatorships and the resulting
effects on the costs and availability of mortgage loans and the mortgage markets, generally, and

the Company as a
mortgage originator, and seller and

servicer of residential mortgage loans;
●
The scope, volume, complexity and clarity of regulations and regulatory and legal changes affect us, increase the
time and costs of compliance and may limit our business and adversely affect our financial condition and results of
operations;
●
The pace and volume of regulatory changes and interpretations, especially by the bank regulators, the CFPB and
the SEC, and well as numerous Executive Orders, and changes in government leadership, personnel and policies.

Even where changes ultimately will benefit the Company,

changes in regulation and policies require time and
attention, and involve costs to implement;
●
Litigation, investigations and other claims by government agencies and private parties and regulatory actions,
including those related to assertions of compliance failures;
●
The amounts and changes in the capital we are required to maintain in respect of our business and risks, and
regulatory perceptions of us and our industry; and
●
Liquidity requirements and changes in rules that affect brokered and reciprocal deposits and other sources and
measures of liquidity.
Additional Executive Orders and Administration and regulatory decisions, directives and actions, including modifications
or changes to those discussed in this report, may occur at any time with currently unpredictable effects.
Operational Risks
Market conditions and economic cyclicality may adversely affect our industry.

We believe the

following, among other things, may affect us in 2025:

●
Extraordinary monetary and fiscal stimulus in 2020 and in early 2021 offset certain of the COVID-19 pandemic’s
adverse economic effects, but together with supply chain disruptions,

continued consumer demand, Russia’s war
in Ukraine and its effects on energy and food prices,

and tight labor markets, resulted in inflation.

Inflation began
running at levels unseen in decades and well above the Federal Reserve’s long term inflation goal of 2.0%
annually.

Beginning in March 2022, the Federal Reserve raised its target federal funds interest rates and reduced
its securities holdings in an effort to reduce inflation.

Inflation subsided in 2024.

In February 2025 inflation
remains above the Federal Reserve’s

target rate, the labor market remains strong and the Federal Reserve cut its target federal funds rate in September through December 2024

100 basis points from 5.25-5.50% to 4.25%-4.50%,
and reduced the rate of decline in reinvestments of maturing securities proceeds.
●
The new presidential Administration that took office in January

2025 has established DOGE to increase
government efficiency and reduce fiscal expenditures, imposed and threatened tariffs, and proposed tax cuts and
tax cut extensions, the net effect of which is unknown.

The nature and timing of any future changes in monetary
and fiscal policies, government policies and their administration and personnel,

and their effects on us cannot be
predicted.

●
Market developments, including unemployment, inflation

and price levels, stock and bond market volatility,

and
changes, including those resulting from Russia’s

war in Ukraine and governmental fiscal, operational and
monetary policies affect consumer confidence

levels, economic activity and interest rates.

Increases in market
interest rates and inflation, and adverse changes in consumer and business confidence may change customers’
savings and payment behaviors, including potential increases in loan delinquencies and default rates.

These could
affect our credit quality,

and our results of operations and financial condition.
●
Our ability to assess the creditworthiness of our customers and those we do business with,

and the values of our
assets and loan collateral may be adversely affected and less predictable as a result of inflation and fluctuating
market interest rates and changes in monetary and fiscal policies.

We adopted

CECL on January 1, 2023 as
required by generally accepted accounting principles (“GAAP”).

CECL changed the loss model to take into
account current expected credit losses in place of the incurred loss method used historically under GAAP,

and how
to estimate losses inherent in our credit exposures.

The process for estimating expected losses requires difficult, subjective, and complex judgments, including forecasts of economic conditions, unemployment levels in Alabama,
and how those economic predictions might affect the ability of our borrowers to repay their loans or the value of
assets.

Changes in economic conditions and factors used in our CECL models may increase the variability of our
provisions for loan losses and our earnings.
●
Changes in market interest rates and the shape of the yield curve affect the value of our investment securities and
our other accumulated other comprehensive income or “AOCI.”
Our allowance for loan losses may prove inadequate

or we may be negatively affected by credit risk exposures.
We periodically

review the allowance for loan losses for adequacy considering economic conditions and trends, collateral
values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming
assets.

We cannot be

certain that our allowance for loan losses will be adequate over time to cover credit losses in our
portfolio because of unanticipated adverse changes in the economy,

including fiscal and monetary policy changes, inflation,
market conditions or events adversely affecting specific customers,

industries or markets, including disruptions of supply
chains, the war in Ukraine, changes in taxes and regulations and changes in borrower behaviors.

Certain borrowers and their
businesses and real estate and commercial projects and businesses may be adversely affected by inflation and higher interest
rates, and economic slowdowns arising from tighter monetary policies, and may request or need loan modifications and
deferrals.

Various

businesses will be unable to fully pass on increased costs due to inflation, supply chain disruptions and
changes and other factors, and their profits may shrink.

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

CECL, the
accounting standard for estimating expected future loan losses, became effective for the Company beginning January 1,
2023, and its effects upon the Company over a full business cycle are unknown.

The CECL model incorporates various
economic condition factors, where changes in fiscal and monetary policy,

as well as market interest rates and unemployment
rates in our markets, among other factors, could result in more volatility in our provisions for loan losses under CECL, which
could adversely affect our net income.

See Note 1 to our Financial Statements –
“Allowance for Credit Losses – Loans.”

Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations

and
financial condition.
Our nonperforming loans were 0.09% of total loans as of December 31, 2024,

and we had no other real estate owned as
result of foreclosures or otherwise in full or partial payments in respect of loans (“OREO”).

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

Loan deferrals and modifications made to help
resolve borrower issues and avoid foreclosures may not be successful.

There can be no assurance that we will not
experience increases in nonperforming loans in the future, much of which is affected by the economy and the levels of
interest rates, generally.
Changes in the real estate markets, including the

secondary market for residential mortgage loans,

may continue to
adversely affect us.

Beginning in March 2022, inflation and the Federal Reserve increases in interest rates to fight inflation have caused
mortgage rates to increase significantly.

Higher interest rates and the increased level of housing costs since 2020 have slowed housing sales.

Although short term interest rates decreased in last half of 2024, longer term rates, including mortgage rates, have remained elevated.

Inventories of existing homes for sale have remained generally low,

and many
believe that higher mortgage rates discourage potential sellers from selling their existing houses and incurring higher
mortgage costs on replacement homes.

These conditions have adversely affected housing affordability and increased
monthly mortgage payments.

These conditions adversely affect our mortgage loan production and may affect the value of
residential mortgage collateral.

Commercial real estate projects’ economic assumptions may be adversely affected by
higher interest rates, and certain projects with short term and/or unhedged variable rate debt may be especially affected by
increased interest rates and/or a slower economy.
The CFPB’s mortgage and servicing

rules, including TRID rules for closed end credit transactions, enforcement actions, reviews and settlements, affect the mortgage markets and our mortgage operations.
The Tax Cuts and

Jobs Act’s (the “2017 Tax

Act”) limitations on the deductibility of residential mortgage interest and state and local property and other taxes often called “SALT,”

could adversely affect consumer behaviors and the volumes of housing sales, mortgage and home equity loan originations, as well as the value and liquidity of residential property held as
collateral by lenders such as the Bank, and the secondary markets for single and multi-family loans.

Acquisition,
construction and development loans for residential development may be similarly adversely affected.

The new Trump
administration has indicated it is considering increasing the amount of

SALT permitted

to be deducted for federal income
taxes.

Unless extended, many provisions of the 2017 Tax

Act, including the cap on SALT

deductions expire at the end of
2025, and the marginal individual tax brackets will increase.
Fannie Mae and Freddie Mac have been in conservatorship since September

2008.

The newly appointed Secretary of
Housing and Urban Development has stated that coordinating the effort to privatize these GSEs would be his priority.

Since these GSEs dominate the residential mortgage markets, any changes in their operations and requirements, as well as
their respective restructurings and capital and the costs of their borrowings as private institutions, could adversely affect the
primary and secondary mortgage markets, and our residential mortgage businesses, our results of operations and the returns
on capital deployed in these businesses.

Resolution of these extremely large GSEs will be complex,

and the timing and
effects of such resolution and the effects on

mortgage originators and the mortgage markets and their participants, including the Company, cannot be

predicted.
We may

be contractually obligated to repurchase

mortgage loans we sold to third parties on terms unfavorable to us.
As part of its routine business, the Company originates mortgage loans that it subsequently sells in the secondary market,
generally to Fannie Mae.

In connection with such loan sales, the Company makes customary representations and warranties, the breach of which may result in the Company being required to repurchase the loan or loans.

Furthermore, the
amount paid may be greater than the fair value of the loan or loans at the time of the repurchase.

Although mortgage loan
repurchase requests made to us have been limited historically,

if these increased, we may have to establish reserves for
possible repurchases and adversely affect our results of

operation and financial condition.

Mortgage servicing rights requirements

may change and require

us to incur additional costs and risks.
The CFPB’s residential mortgage

servicing standards may adversely affect our costs to service residential mortgage loans.

Reduced mortgage activity due to higher market interest rates has decreased our generation of new mortgage loans and
related MSRs.

This may be offset partially by decreases in mortgage

prepayments and refinancings, and corresponding
increases in the duration of our existing MSRs and their values.

This net effect could reduce our aggregate income from
servicing these types of loans and make it more difficult and costly to timely realize the value of collateral securing such
loans upon a borrower default.

The Basel III Capital Rules relating to MSRs may also increase the potential capital
required as a result of MSRs, when considered with other capital rule adjustments and deductions.
The soundness of other financial institutions could adversely affect us.
We routinely

execute transactions with counterparties in the financial services industry,

including brokers and dealers,
central clearinghouses, banks, including our correspondent banks and other financial institutions.

Our ability to engage in
routine investment and banking transactions, as well as the quality and values of our investments in holdings of obligations
of other financial institutions such as the FHLB-Atlanta, could be adversely affected by the actions, financial condition,
profitability and regulation of such other financial institutions, including the FHLB-Atlanta and our correspondent banks.

Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other
relationships.
The failures of Silicon Valley

Bank, Signature Bank and First Republic Bank in March and May 2023 due

to concentrations
of deposits and depositors holding large amounts of deposits in excess of FDIC insurance limits, as well as flawed business
models and management, adversely affected the financial

system and public confidence.

These resulted in increased
regulatory scrutiny of bank liquidity,

funding and capital, depressed bank stock values generally,

and higher FDIC deposit
insurance premiums on the largest banks.
The federal bank regulators have been advocating more use of the Federal

Reserve discount window to improve bank
liquidity.

At the same time, the 2023 bank failures have also led to calls to reduce Federal Home Loan Bank lending to
banks.

Traditionally,

the Federal Home Loan Banks have been stable sources of liquidity and funding for banks.

The
Federal Housing Finance Agency (“FHFA)

regulates the Federal Home Loan Banks.

The FHFA’s
FHLBank System at
100: Focusing on the Future
(Nov. 2023) indicates less traditional

Federal Home Loan Bank lending to banks, especially
banks experiencing financial stress.

Sandra Thompson, the FHFA

Director retired on January 19, 2025 and Bill Pulte has
been nominated to succeed her, subject to

Senate confirmation.

Mr. Pulte’s

views on Federal Home Loan Bank lending to
banks are unknown.
These changes, together with any exposures that other institutions may have to crypto or digital assets, or cybersecurity and
data breaches, could cause disruption and unexpected changes in the industry.

The Trump Administration has issued
Executive Order “Strengthening American Leadership in Digital Financial

Technology”

and Congressional hearings on
“debanking” may increase the use of digital assets and the volume of digital asset transactions with, and the risks to, banks.

Any losses, defaults by, or

failures of, the institutions we do business with could adversely affect our holdings of the equity
in such other institutions, our participation interests in loans originated by other institutions, and our business, including our
liquidity, financial condition

and earnings.
Failures of

several banks

in 2023

resulted in

increased

market volatility

for financial

service companies’

securities and

in
changes in regulatory views and emphases that

may adversely affect us and may not be disclosable under law.
The

failures

of

Silicon

Valley

Bank,

Signature

Bank,

First

Republic

and

Heartland

Tri-State

Bank

in

2023

caused
significant

market

volatility

for

bank

stocks,

and

uncertainty

in

the

investor

community

and

among

bank

customers,
generally,

greater

bank

regulatory

scrutiny

of

banking

organizations,

especially

those

experiencing

rapid

growth

and
regional banks

with $100

billion or

more in

assets.

Similarly,

concerns about

credit quality

and capital

adequacy

at New
York

Community

Bank

following

two

acquisitions

raised

market

concerns

and

led

to

replacement

of

management

and

a
dilutive equity capital raise.

These failures

have resulted

in bank regulators

focusing supervisory

activities, generally,

on capital adequacy

and liquidity
in

light

of

growth;

asset,

liability

and

customer

concentrations

and

risks;

CRE;

levels

of

uninsured

deposits;

crypto
businesses

and

customers;

third-party

vendors

or

“partners”

providing

digital,

electronic

and

other

services

known

as
banking

as

a

service

(“BaaS”)

and

fintech

relationships;

strategic,

capital

and

liquidity plans

and

contingency

plans;

and
vendor

diligence

and

risk

management.

Such

enhanced

scrutiny

is

often

applied

as

part

of

the

regulatory

examination
processes,

as

well

as

through

a

variety

of

nonpublic

supervisory

actions

such

as

“matters

requiring

attention,”

board

of
director resolutions,

memoranda of

understanding, and

other regulatory

criticism, and

formal, public

enforcement actions.

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

The
federal bank regulatory agencies’ issued guidance on “Concentrations in Commercial Real Estate Lending” in 2006 (the
“CRE Guidance”).

The CRE Guidance defines CRE loans as exposures secured by raw land, land development

and
construction loans (including 1-4 family residential construction loans), multi-family property,

and non-farm non-
residential property,

where the primary or a significant source of repayment is derived from rental income associated with
the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated,

rental
income) or the proceeds of the sale, refinancing, or permanent financing of the property.

Loans to REITs and unsecured
loans to developers that closely correlate to the inherent risks in CRE markets are also CRE loans.

Loans on owner
occupied commercial real estate are generally excluded from CRE for purposes of this guidance.
Excluding owner occupied commercial real estate, we had 42% of our loan portfolio in CRE loans at year-end 2024
compared to 40% at year-end 2023.

The bank regulators continue to scrutinize CRE lending and require banks with elevated CRE under the CRE Guidance, to implement improved underwriting,

internal controls, risk management policies
and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE
lending growth and exposures.

Increases in interest rates beginning in March 2022 and reduced market transactions may
adversely affect the assumptions and performance of CRE, especially for projects financed with short term or unhedged
variable rate debt, and the ability of CRE borrowers to refinance on terms that their projects can support.

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
The East Alabama banking markets where we operate are highly competitive and our future growth and success will
depend on our ability to compete effectively in these markets.

This MSA is served by 19 banks, 10 of which are
headquartered outside of Alabama.

Other banks have 35 offices in our MSA.

National and regional competitors that have
offices in our market include J.P.

Morgan Chase, Wells

Fargo, Truist, PNC, Regions,

Valley

National, SouthState and
Cadence.

We compete for

loans, deposits and other financial services and products with local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and insurance brokerage firms.

Various

non-local
competitors offer services through the mail, by telephone

and over the Internet.

The national and regional financial banks
and financial services companies we compete with have substantially greater resources, and numerous offices and affiliates
operating over wide geographic areas.

Lenders operating nationwide over the internet are growing rapidly.

Many of our
competitors offer products and services different

from ours, and have substantially greater resources, name recognition

and
advertising than we do, which helps them attract business.

In addition, larger competitors may be able to price loans and deposits more aggressively than we are able to and have broader and more diverse customer and geographic bases to draw
upon.

Out of state banks may branch into our markets.

Fintech and other non-bank competitors also compete for our
customers, and may partner with other banks and/or seek to enter the payments system.

The failures or sales of other banks
with offices in our markets could also lead to the entrance of new,

stronger competitors in our markets.

Our success depends on local economic conditions.
Our success depends on the general economic conditions in East Alabama,

including Lee County,

Alabama.

Local
economic conditions in our markets have a significant effect on our commercial, real estate and construction loans, the
ability of borrowers to repay these loans and the value of the collateral securing these loans.

Adverse changes in the
economic conditions of the Southeastern United States in general, or in one or more of our local markets, including the
effects of higher market interest rates and inflation, supply chain disruptions, changes in customer behaviors and in the
workforce and demand for space since the COVID-19 pandemic, and the timing and magnitude of future inflation and
interest rates, as well as federal healthcare and education funding, could negatively affect our results of operations and our
profitability.

Our local economy is also affected by the growth of automobile manufacturing and related suppliers located
in our markets and nearby.

Auto sales and housing sales are cyclical and generally are affected adversely by higher sticker
prices and interest rates, and may be adversely affected by tariffs,

especially the 25% tariffs on imported steel and
aluminum and autos, as well as threatened (i) tariffs on automaker suppliers in Canada and Mexico and (ii) reciprocal tariffs
on countries that impose tariffs on U.S. goods.

Major employers in our market include education and healthcare, which may be adversely affected by changes in Federal government

policies and funding.
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

If we fail to receive the appropriate
regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests, and
regulatory approvals could contain conditions or commitments that reduce the anticipated benefits of any transaction.

Among other things, our regulators consider our capital, liquidity,

profitability, regulatory compliance

and levels of
goodwill and intangibles when considering acquisition and expansion proposals.

Any acquisition could be dilutive to our
earnings and shareholders’ equity per share of our common stock.

The regulatory agencies carefully review and analyze
financial institution mergers, and the merger

application process has lengthened.
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
● unanticipated costs and delays, including the regulatory application process;
●
risks that acquired new businesses will not perform consistently with our growth and profitability expectations;
● risks of entering new markets or product areas where we have limited experience;
●
risks that growth will strain our infrastructure, staff, internal controls and management, which may require
additional personnel, time and expenditures;
●
difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, including the
desirability of closing duplicative or overlapping facilities;

●
potential disruptions to our business;

● possible loss of key employees and customers of acquired institutions;
● potential short-term decreases in profitability; and
●
diversion of our management’s time

and attention from our existing operations and business.

Technological

changes affect our business, and we may have fewer resources than many competitors to invest in
technological improvements.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-
driven products and services and growing demands for mobile and user-based banking applications. The effective use of
technology may help us better analyze our customers and their needs better,

and the effective use of technology may
increase efficiency and reduce our operating costs.

At the same time the initial costs of acquiring and implementing technology may be material, and such technology may entail fraud, compliance with the AML/CFT anti-money laundering
laws and rules, among others, and various operational and other risks.

Largely unregulated “fintech” businesses have
increased their participation in the lending and payments businesses, and have increased competition in these businesses.

Our future success will depend, in part, upon our ability to use technology effectively to provide products and services that
meet our customers’ preferences and create additional efficiencies in operations, while avoiding cyber-attacks and
disruptions, data breaches, violations of AML/CFT laws, and other potential violations of law.

Remote work has
accelerated electronic banking activity and the need for increased operational efficiencies and data security in our electronic
and mobile banking services.

We may need

to make significant additional capital investments in technology,

including
artificial intelligence, cyber

and data security, and we may not be

able to effectively implement new technology-driven
products and services, or such technology may prove less effective and/or more costly than anticipated.

Many larger
competitors have substantially greater resources to invest in technological improvements and, increasingly,

non-banking
firms are using technology to compete for loans, payments, and other banking services.

As a result, our competition from
service providers not located in our markets has increased.
Operational risks are inherent

in our businesses.
Operational risks and losses can result from internal and external fraud;

gaps or weaknesses in our risk management or
internal audit procedures; errors by employees or third parties, including our vendors, failures to document transactions
properly or obtain proper authorizations; failure to comply with applicable regulatory requirements in the various
jurisdictions where we do business or have customers; failures in our estimates or the models that we rely on; equipment
failures, including those caused by natural disasters, or by electrical, telecommunications or other essential utility outages;
business continuity and data security system failures, including those caused by computer viruses, cyberattacks, unforeseen
problems encountered while implementing major new computer systems or upgrades, failures to timely and properly
upgrade and patch existing systems or inadequate access to data or poor response capabilities in light of business continuity
plans in the event of data security system failures; or the inadequacy or failure of systems and controls, including those of
our vendors or counterparties.

The COVID-19 pandemic presented operational challenges to maintaining continuity of
operations of customer services while protecting our employees’ and customers’ safety, and similar situations

may occur in
the future.

In addition, we face certain risks inherent in the ownership and operation of our bank premises and other real-
estate, including liability for accidents on our properties.

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
Our enterprise risk management and internal audit program are designed to mitigate material risks and losses to us. We
have developed and continue to develop risk management and internal audit policies and procedures to reflect the ongoing
review of our risks and expect to continue to do so in the future. Nonetheless, our policies and procedures may not be
comprehensive and may not anticipate and identify timely every risk to which we are exposed, and our internal audit
process may fail to detect such weaknesses or deficiencies timely in our risk management framework. Many of our risk
management models and estimates use observed historical market behavior to model or project potential future exposure.

The models used by our business, including our CECL models, are based on assumptions and projections. These models
may not operate properly,

or our inputs and assumptions may be inaccurate, or changes in economic and market conditions,
customer behaviors or regulations may adversely affect

the accuracy or usefulness of the models.

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

In addition, we may have to implement more extensive and perhaps different risk management policies and procedures as
our regulation and technology uses changes.

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

Our internal processes, policies and controls are designed to protect the confidentiality of customer information we hold and that is accessible to us and our employees.

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
We rely heavily

on communications and information systems, including those of third-party service providers, to conduct
our business.

Any failure, interruption, or security breach of these systems could result in failures or disruptions which
could affect our business, our customers’ privacy and our customer relationships, generally.

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

Cybercrime risks have increased as electronic and mobile banking activities have increased, and may increase further
as a result of the Russia’s war in Ukraine,

tensions with mainland China and other countries, and foreign government sponsored cybercrime and theft.

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

Any of these, including hacking and identity theft risks, could cause serious reputational
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
governments.

These risks may increase in the future as the use of mobile banking, other internet electronic banking.

While
artificial intelligence may be useful generally,

it may be used by cyber criminals and may require us to seek additional defenses.
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
The SEC adopted rules, effective June 15, 2024 for smaller

reporting companies, such as the Company,

which require
reporting companies to disclose material cybersecurity incidents they experience on SEC Form 8-K within four business
days, including the nature, scope, and timing of the incident, and the material impact or reasonably likely material impact
on the registrant, including its financial condition and results of operations.

Annually, reporting companies

are required to
disclose material information regarding their cybersecurity risk management,

strategy, and governance.
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

The COVID-19 pandemic, trade wars, tariffs, supply chain

disruptions and changes, wars, sanctions and similar events and disputes, domestic and international, have adversely affected,

and may continue to adversely affect economic activity
globally, nationally

and locally.

Market interest rates have changed significantly and suddenly.

The Federal Reserve’s
target federal funds rates declined to 0-0.25% in March

2020, where these remained until March 17 2022.

The Federal
Reserve increased the target federal funds rates 11

from March 17, 2022 through July 27, 2023 to 5.25-5.50% due to inflation.

After three rate cuts during the last four months of 2024, this range was 4.25-4.50% at December

31, 2024, but
such target rates and inflation remain above the Federal Reserve’s target rate of 2%.

Such events also may adversely affect
business and consumer confidence, generally.

We and our customers, and

our respective suppliers, vendors and processors
may be adversely affected by shortages of needed equipment and supplies, rising prices and tight labor markets.

The
continuation or worsening of these conditions may adversely affect our profitability, growth asset quality

and financial
condition.
Financial Risks
Our cost of funds may increase as a result

of general economic conditions, interest rates, inflation

and changes in customer
behaviors and competitive pressures.
Our costs of funds have increased as a result of general economic conditions,

increased market interest rates and
competitive pressures, and inflation, and anticipated future changes in target short-term interest rates by the Federal
Reserve to reduce inflation.

Traditionally,

we have obtained funds principally through local deposits and borrowings from other institutional lenders such as the FHLB-Atlanta.

We believe deposits

are a cheaper and more stable source of funds
than other borrowings, generally.

Increases in interest rates have caused consumers to shift their funds to more interest-
bearing instruments and to increase the competition for and costs of deposits.

If customers move money out of bank
deposits and into other investment assets or from transaction deposits to higher cost, interest-bearing time deposits, we
could lose relatively low-cost sources of funds, increasing our funding costs and potentially reducing our net interest
income and net income. Additionally,

any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and

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

Our income is primarily driven by the spread between these rates. Net interest income will be adversely affected if market
interest rates and the interest we pay on our deposits and borrowings increase faster than the interest earned on loans and
investments.

Interest rates, and consequently our results of operations, are affected by general economic conditions
(national, international and local) and fiscal and monetary policies, as well as expectations regarding interest rate changes,
fiscal and monetary policies and the shape of the yield curve.

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

Higher market interest rates and continuing run-off of maturing securities held by the Federal Reserve in its
SOMA in furtherance of its quantitative tightening policy to fight inflation, generally reduce economic activity and may
reduce loan demand and growth.

Conversely, the slowing

of the run-off of maturing Treasury

securities held in SOMA
from $60 billion per month to $25 billion that commenced in June 2024,

may reduce the tightening effect of such decreases
in SOMA.
The production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within
the markets we serve, as well as interest rates.

Lower interest rates typically increase mortgage originations, decrease MSR values and promote economic growth.

Increases in market interest rates tend to decrease mortgage originations,

increase
MSR values, decrease the value and liquidity of collateral securing loans, result in unrealized losses on our investment
securities and accumulated other comprehensive losses, and potentially increase net interest spread depending upon the
yield curve and the magnitude and duration of interest rate increase, and constrain economic growth, generally.

Reductions
in short term target interest rates by the Federal Reserve in the second half of 2024 did not have much effect on reducing
longer term mortgage rates.

Increases in market interest rates also have caused unrealized losses in our investment securities, all of which are held as
available for sale and carried at fair market values.

Market prices of our investment securities holdings decline as market interest rates increase for comparable securities and maturities.

Although these unrealized losses do not adversely affect
our regulatory capital, these do reduce our reported income and GAAP tangible stockholders’ equity.

Sales of securities
with unrealized losses would result in realized losses for GAAP,

regulatory capital and tax purposes.

Increases in interest
rates may also change depositor behaviors as customers seek higher yielding deposits.

This may adversely affect our costs
of funds, growth, net interest income and net income, and may also adversely affect our liquidity,

results of operations and
financial condition.
Liquidity risks could affect operations and jeopardize

our financial condition.
The COVID-19 pandemic and related monetary and fiscal stimuli generally increased our bank deposits, including at the
Bank, while reducing the interest rates earned on loans and securities.

Such excess liquidity and the resulting balance sheet
growth reduced returns on assets and equity.

The growth in deposits exceeded our loan growth, and the difference was
invested in high-quality,

marketable U.S. government and government agency securities, including agency mortgage-
backed securities.

Inflation and tightening monetary policies beginning in early 2022 have partially reversed these trends.
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

We maintain a portfolio of

marketable high-quality securities that
are all held as available for sale, and can be used as a source of liquidity.

As market interest rates rose prior to Fall 2024,
however, we have experienced unrealized

losses on such securities, which would become realized losses upon the sale of
such securities, and such sales at a loss would reduce our net income and our regulatory capital.
We are also members

of the FHLB-Atlanta and the Federal Reserve Bank of Atlanta, and we can obtain advances from
them collateralized with eligible assets, and maintain uncommitted federal funds lines of credit with other banks.
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
financial services industry,

the economy, market interest rates and

fiscal and monetary policies.

General conditions that are
not specific to us, such as disruptions in the financial markets, failures of other bank, such as Silicon Valley

Bank,
Signature Bank and First Republic Bank in 2023, or negative views and expectations about the prospects for the financial
services industry could adversely affect us and our liquidity.
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

As of December 31, 2024, we had a
net deferred tax asset of $10.2 compared to $10.3 million one year earlier.

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

Our executive officers and other members of management,

sales
intermediaries, investment professionals, product managers, and other associates, make decisions and choices that may
expose us to risk. We

endeavor, in the design and implementation

of our compensation programs and practices, to avoid
giving our associates incentives to take excessive risks; however,

associates may nonetheless take such risks.

Similarly,
although we employ controls and procedures designed to prevent misconduct, to monitor associates’ business decisions and
prevent them from taking excessive risks, these controls and procedures may not be effective.

If our associates take
excessive risks, risks to our reputation, financial condition and results of operations could be materially and adversely
affected.
Our ability to continue to pay dividends to shareholders,

repurchase stock and

pay discretionary bonuses in the future

is
subject to our profitability,

capital, liquidity and regulatory requirements

and these limitations may prevent or limit future
dividends.
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

See
“Supervision and Regulation - Dividends and Distributions.”
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
Our common stock trades in limited volumes, which could result in price volatility.
Your

ability to sell or purchase common shares depends upon the existence of an active trading market for our common
stock.

Although our common stock is quoted on the Nasdaq Global Market under the trading symbol “AUBN,” our trading
volume has been limited historically.

The limited trading volume of our common stock may cause fluctuations in the
market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a
more active trading market.

As a result, you may be unable to sell or purchase shares of our common stock at the volume,
price and time that you desire.

Additionally, whether

the market prices of our common stock reflect a reasonable valuation of our common stock also is affected by the limited market volumes,

and thus the price you receive may not reflect its true
or intrinsic value.

Legal and Regulatory Risks
The Company is an entity separate and distinct from

the Bank.
The Company is an entity separate and distinct from the Bank.

Company transactions with the Bank are limited by
Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation

W.

We depend upon

the Bank’s
earnings and dividends from the Bank paid to the Company,

which are limited by law and regulatory policies and actions, for cash to pay the Company’s corporate

obligations, and to pay dividends to our shareholders.

If the Bank’s ability to pay
dividends to the Company was terminated or limited, the Company’s liquidity and financial condition could be materially
and adversely affected.

Legislative and regulatory changes generally
The Biden Administration and its heads of various government agencies,

including the bank regulators, CFPB and SEC,
implemented numerous changes to bank and other regulation, SEC rules and corporate tax changes that could have an
adverse effect on our results of operations and financial condition.
The new Trump Administration has taken

a number of actions to freeze and reduce new regulations, and may take action in the future to reverse or ameliorate the effects of various Biden

Administration and other policies and regulations.

See
“Supervision and Regulation - Recent Developments -New Administration.”

New Executive Orders may be issued at any
time and from time to time, which make additional changes, or modify prior action by the current Administration.

Such
changes in regulations, potential consolidation or reorganization of regulators, hiring freezes and reductions in force at the government agencies, including the bank regulators, the CFPB and SEC that directly affect us, and changes in tariffs and
trade rules, are unpredictable.

Such changes, and their administration and potential litigation challenging,

modifying or
rescinding such changes, create uncertainty and may adversely affect us, our customers and markets, and the economy,
generally.
The bank regulators, the CFPB and the SEC have actively developed a broad range of new and changed rules over the last
several years, many of which are complex and lengthy,

such as the new CRA regulations and various SEC rules, including the cybersecurity rule adopted in September 2023 and climate change rules adopted on March 6, 2024.

Some rules, such as
the SEC share repurchase modernization rules, have been struck down by the courts and have been withdrawn, creating
more compliance uncertainty during the pendency of the litigation.

Ten states’ attorney generals immediately

challenged
the Enhancement and Standardization of Climate-Related Disclosures for

Investors rule adopted by the SEC on March 6,
2024, and the SEC stayed that rule’s

effectiveness.

On February 11, 2025, Acting SEC Chairman Uyeda

announced that in
light of the change in Administrations and the Regulatory Freeze Executive

Order, the SEC was notifying the United States
Court of Appeals for the Eighth Circuit and requesting that Court not to schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps.
Compliance with the volume and complexity of these rule changes, and the potential reversal of various Biden-era rules is
costly and imposes material time and personnel burdens on financial services companies, especially on smaller companies,
such as the Company.

Increasing litigation on regulatory rules and whether these exceed the agencies’

statutory authority
or have been improperly adopted, which result from recent court decisions,

also creates further uncertainty and risks as to
the final timing, content and scope of new rules, and the business changes needed to be made to comply with the effective
dates of the new or changed rules.
Regulatory actions and policies can affect the markets’ outlook,

and the valuations and volatility of bank securities
generally, including

our common stock.
Changes in taxes and federal budgets
Major tax and budget legislation is pending at the beginning of 2025, which have unpredictable effects on the economy and
on us and our customers.
If the 2017 Tax Act

is extended, it would result in an estimated $4.5 trillion of continued and new tax cuts over the next 10
years.

Tax and budget legislation contemplates

an estimated increase of approximately $2.8 trillion over the next 10 years and seeks a $4 trillion increase in the debt limit.

Such tax cuts and increased federal government spending may adversely effect the federal government’s

credit ratings and interest rates on and costs of the national debt, to the extent not offset by
tariffs.

The additional debt could crowd the debt markets and increase interest rates, generally.

Unless extended or amended, many provisions of the 2017 Tax

Act, including the cap on SALT

deductions, expire at the
end of 2025, and the marginal individual tax brackets

will increase.

The 2017 Tax Act’s

reduction in corporate tax rates to
21% do not expire at the end of 2025, absent new legislation.

Except to the extent offset by a restoration of uncapped
SALT deductions,

increases in marginal individual tax rates may adversely affect consumer confidence, and may reduce the
cash available for deposits and debt service.
We are

subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings and the
market value of our common stock.
We and our

subsidiaries are regulated by several regulators, including the Federal Reserve, the Alabama

Superintendent,
the SEC and the FDIC.

Although not regulated or supervised by the CFPB, we are subject to the CFPB’s regulations and
interpretations regarding the offering and provision of

consumer financial products or services under the Federal consumer financial law; and the Federal Reserve’s supervision

and examination of our compliance with such CFPB regulations and pronouncements.

Our success is affected by state and federal laws and regulations affecting banks and bank holding
companies, and the securities markets, and our costs of compliance could adversely affect our earnings.

Banking
regulations are primarily intended to protect depositors, and the FDIC’s

DIF, not shareholders.

The financial services
industry also is subject to frequent legislative and regulatory changes and proposed changes, especially following changes
of presidential administrations which most recently occurred on January

20, 2025.

In addition, the interpretations of
regulations by regulators may change and statutes may be enacted with retroactive impact.

From time to time, regulators
raise issues during examinations of us which, if not determined satisfactorily,

could have a material adverse effect on us.

Compliance with applicable laws and regulations is time consuming and costly and may affect our profitability.

Changes in
regulations applicable to us and in our regulators could have a material adverse effect on financial services regulation,
generally, and on our

financial condition and results of operations.

See “Supervision and Regulation - Recent
Developments-

New Administration.”
Litigation and regulatory actions could harm

our reputation and adversely affect our results

of operations and financial
condition.
A substantial legal liability or a significant regulatory action against us, as well as regulatory inquiries, investigations or
enforcement actions, could harm our reputation, result in material fines or penalties, result in significant legal and other
costs, divert management resources away from our business, and otherwise have a material adverse effect on our financial
condition and results of operations and our ability to expand on our existing business.

Even if we ultimately prevail in such
proceedings, our ability to attract new customers, retain our current customers and recruit and retain employees could be
materially and adversely affected.

Regulatory inquiries and proceedings may also adversely affect the prices, volatility or
outlook for our common stock or other securities specifically,

or bank securities, generally.
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

Our failure to remain “well capitalized” and
“well managed”, including meeting the Basel III capital conservation buffers,

for bank regulatory purposes, could adversely
affect us.

See
“Supervision and Regulation—Basel III Capital Rules.”

Although we currently have capital ratios that exceed all these minimum levels and a strategic plan to maintain these levels,
we or the Bank may be unable to continue to satisfy the capital adequacy requirements and/or maintain our liquidity for
various reasons, which may include:
●
losses and/or increases in the Bank’s credit

risk assets and expected losses resulting from the deterioration in the creditworthiness of borrowers and the issuers of investment securities we hold;
●
difficulty in refinancing or issuing instruments upon redemption or at maturity of such instruments to raise capital
under acceptable terms and conditions;
● declines in the value of our securities portfolios or sales of securities for losses;
●
revisions to the regulations or their application by our regulators that increase our capital or liquidity requirements;
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
“Supervision and Regulation.”

Our operations are subject to risk of loss from

unfavorable fiscal, monetary,

regulatory and political developments in the
U.S.
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

Additionally, any prolonged

government shutdown or
reductions in force at various governmental and regulatory

authorities may inhibit our ability to evaluate the economy, generally, and affect

government workers who are not paid during such events, and where the absence of government
services and data could adversely affect consumer and business sentiment,

our local economy,

and business our customers
and our business.

The numerous Executive Orders and other actions taken by the Trump

Administration in its first month
and future changes, and their uncertain effects on the

economy, the markets, our regulators and

regulation, our local
markets, customers and others are unpredictable, and may adversely affect our business, results of operations and financial
condition.
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

We do not have
any material pending litigation or regulatory matters affecting us at December 31, 2024.
Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could
adversely affect us.
The Bank is subject to, among other things, the provisions of the Equal

Credit Opportunity Act, or ECOA and the Fair
Housing Act, which prohibit discrimination based on race or color,

religion, national origin, sex and familial status in any
aspect of a consumer, commercial credit or

residential real estate transaction.

The DOJ’s and the federal bank

regulators’
Interagency Policy Statement on Discrimination in Lending provides guidance to financial institutions to evaluate whether
discrimination exists, ways to prevent discriminatory lending practices and how the government agencies will respond to
lending discrimination.

Failures to comply with ECOA, the Fair Housing Act and other fair lending laws and regulations,
including CFPB regulations or interpretations, could subject us to enforcement actions or litigation, and could have a
material adverse effect on our business financial condition

and results of operations.
Our Bank is also subject to the CRA and periodic CRA examinations. The

CRA requires us to serve our entire
communities, including low- and moderate-income (“LMI”) neighborhoods.

Our CRA ratings could be adversely affected
by actual or alleged violations of the fair lending or consumer financial protection laws. The CRA and fair lending
responsibilities are related and mutually reinforcing.

Even though we have maintained a “satisfactory” CRA rating since
2000, we cannot predict our future CRA ratings.

Violations of fair lending

laws or if our CRA rating falls to less than
“satisfactory” could adversely affect our business, including expansion through branching or acquisitions.
The Federal Reserve and the other federal bank regulators adopted comprehensive revisions to its CRA regulations
published in the Federal Register on February 1, 2024.

We are evaluating

and working on implementing the new rules,
which could significantly affect our compliance costs and

activities.

See “Supervision and Regulation -
Community
Reinvestment Act and Consumer Laws.”

COVID-19 and Similar Risks
The Company’s assessment of risks related

to COVID-19 and its effects on the Company applicable

during the pandemic
are discussed in the Company‘s Annual Report on Form 10-K filed with the

SEC on March 8, 2022 under the caption “Risk
Factors-COVID 19 Risks” and in our Annual and Quarterly Reports on

Forms 10-K and 10-Q through September 30, 2024.

The President terminated the COVID-19 national emergencies

effective May 11, 2023.

Remaining effects of the COVID-
19 pandemic and other epidemics and pandemics are discussed herein,

including under “Supervision and Regulation --
Bank Regulation -- Residential Mortgages

and -- Fiscal and Monetary Policies; Risk Factors -- Operational

Risks --
Market
conditions and economic cyclicality may adversely affect our industry ; -- Our success depends on local economic conditions ; --
Severe weather and natural disasters, including as

a result of climate change, pandemics, epidemics, acts of
war or terrorism or other external events could have

significant effects on our business
; and Risk Factors -- " Financial
Risks

-Liquidity risks could affect operations and jeopardize

our financial condition."
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

Any of these
systems can be compromised by employees, customers and other authorized individuals, and bad actors using sophisticated
and constantly evolving sets of software, tools and strategies, which may include artificial intelligence, to do so.

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
operations and governance;
•
Establishing an IT Steering Committee that includes participation by directors that is responsible for security
administration, including reviewing assessments of our information systems, existing controls, vulnerabilities
and potential improvements;
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
•
Maintaining a vendor management program with pre-engagement and periodic review processes thereafter,
and a third-party risk management program designed to identify, assess and manage risks associated with
external service providers;

•
Monitoring our systems and related software and programming periodically to update software and
programing, including updating data protection elements, and requiring that our service providers also engage
in similar programs that are reasonably designed to deter cybersecurity breaches;
•
Performing initial and ongoing due diligence with respect to our third-party service providers, including their
cybersecurity practices and safeguards, and service level standards based on the risk they pose to the Bank;
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
From time-to-time, we have identified cybersecurity threats

that require us to make changes to our processes and equipment and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is
possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy,
customer service, data privacy and security,

continuity of service and reputation, and our results of operations and financial condition.
The Company’s Chief Technology

Officer is responsible for the day-to-day management of cybersecurity risks we face and
oversees the IT Steering Committee, which is chaired by a director of the Company’s board. The IT Steering Committee
oversees the information security assessment, development of policies,

standards and procedures, testing, training and
security report processes.

The IT Steering Committee is comprised of officers with the appropriate expertise and authority
to oversee the Information Security Program, and includes the participation of certain directors.
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
In addition, the Company’s

Board, both as a whole and through directors participating in the IT Steering

Committee, is
responsible for the oversight of risk management, including cybersecurity risks. In that role, the Company’s Board

and the
IT Steering Committee, with support from the Company’s

management and third-party cybersecurity advisors, are
responsible for implementing and maintaining risk management processes designed and implemented by management that
are adequate and functioning as designed.

The Board reviews and approves an information security program, vendor management policy (including third-party service providers), acceptable use policy, incident response procedures

and
business continuity planning policy on at least an annual basis. All the aforementioned policies are developed and
implemented by Company management. To

carry out their duties, the Board receives updates at least quarterly from the
Chief Technology

Officer regarding cybersecurity risks and the Company’s

efforts to prevent, detect, mitigate and
remediate any cybersecurity incidents.
ITEM 2. DESCRIPTION OF PROPERTY
The Bank conducts its business from its main office,

seven full-service branches,

and a loan production office.

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
teller window.

The Bank has approximately 46,000 square feet of Class A office space and approximately 5,000 square
feet of retail space in the new AuburnBank Center building available for lease to third party tenants, of which
approximately 21,000 square feet is currently leased and occupied.
The Opelika branch is located in Opelika, Alabama. This branch, built in 1991, is owned by the Bank and has
approximately 4,000 square feet of space. This branch offers the full line of the Bank’s services and

has drive-through
windows and an ATM.

This branch offers parking for approximately 36 vehicles.
The Notasulga branch was opened in August 2001. This branch is located in Notasulga, Alabama, about 15 miles west of
Auburn, Alabama. This branch is owned by the Bank and has approximately 1,344 square feet of space. The Bank leased
the land for this branch from a third party.

In May 2024, the Bank’s land lease renewe

d

for another one-year term. This
branch offers the full line of the Bank’s

services including safe deposit boxes and a drive-through window and parking for
approximately 11 vehicles, including

a handicapped ramp.
In November 2002, the Bank opened a loan production office

in a leased space in Phenix City,

Alabama, about 35 miles
south of Auburn, Alabama. In November 2023, the Bank renewed its lease for another 2 years.
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

which was
originally opened in September 2004.
In February 2015, the Bank relocated its branch in the Auburn Kroger store to a new leased location within the Corner
Village Shopping Center in

Auburn.

After careful consideration of the Bank’s customers,

branch usage, parking issues, the
lack of a drive through window and the close proximity to our other locations in Auburn, the Bank closed the Corner
Village branch on December

31, 2024, and its lease expired January 31, 2025.
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
In addition to the seven ATMs

at various branch locations, the Bank also has three ATMs

located at various locations
within our primary service area.
The Bank had a 2,500 square feet loan production office on

East Samford Avenue

in Auburn, Alabama.

When this loan
production office was relocated to the AuburnBank Center in June

2022, the Company entered into a three-year sublease
agreement during 2022.

The sublessee has an option exercisable by September 2025 to renew the sublease for the
remaining term of the

Bank’s lease ending in 2028.

ITEM 3.

LEGAL PROCEEDINGS
In the normal course of its business, the Company and the Bank from time to time are involved in legal proceedings. The
Company’s management believe

there are no pending or threatened legal proceedings that, upon resolution,

are expected to
have a material adverse effect upon the Company’s

or the Bank’s financial condition

or results of operations.
ITEM 4.

MINE SAFETY DISCLOSURES
Not applicable.
PART

II
ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER

MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s Common

Stock is listed on the Nasdaq Global Market, under the symbol “AUBN”. As of March 10,

2025,
there were approximately 3,493,699 shares of the Company’s

Common Stock issued and outstanding, which were held by
approximately 330 shareholders of record. The following table sets forth, for the indicated periods, the high and low closing
sale prices for the Company’s Common

Stock as reported on the Nasdaq Global Market, and the cash dividends declared to shareholders during the indicated periods.

Closing

Cash

Price

Dividends

Per Share (1)
Declared

High Low
2024
First Quarter $

21.55

$

18.82

$

0.27

Second Quarter

19.25

16.63

0.27

Third Quarter

24.35

17.50

0.27

Fourth Quarter

24.57

20.06

0.27

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

Board of Directors. The amount and frequency
of cash dividends is determined in the judgment of the Board based upon a number of factors, including the Company’s
earnings, financial condition, liquidity,

capital and regulatory requirements and other relevant factors and the availability of dividends payable by the Bank consistent with amounts available therefore,

including the Bank’s earnings,

financial
condition, liquidity, regula

tory and capital requirements and other relevant factors. The Board currently intends to continue
its present dividend policies.

The amount of dividends payable by the Bank is limited by law and regulation.

The Company relies upon dividends from
the Bank to pay Company expenses and to pay dividends on Company common stock.

The need to maintain adequate
capital and liquidity in the Bank also limits the dividends that may be paid to the Company.

The Bank and the Company
can only pay dividends, repurchase stock and pay discretionary bonuses,

if our capital conservation buffer of CET1 capital
exceeds 2.5% and from our eligible retained income over the last four calendar quarters.

Eligible retained income equals
the greater of:
●
net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already
reflected in net income; or
● the average net income over the preceding four quarters.
Federal Reserve policy could restrict future dividends from the Bank or on

Company Common Stock, depending on our
earnings and capital position, risks and likely needs.

The Alabama Banking Code also limits dividends payable by the
Bank.

See “Supervision and Regulation –Dividends and Distributions” and

“Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Capital Adequacy”

and “Risk Factors -
Our ability to continue to pay
dividends to shareholders and repurchase

stock in the future is subject to our profitability,

capital, liquidity and regulatory
requirements and

these limitations may prevent or limit future

dividends.”
Issuer Purchases of Equity Securities

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS

OF
OPERATIONS
The following is a discussion of our financial condition at December 31,

2024 and 2023 and our results of operations for
the years ended December 31, 2024 and 2023. The purpose of this discussion is to provide information about our financial
condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding

Forward-Looking Statements”.

This includes
Table 2 “Selected

Financial Data.”

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

Alabama.

The Bank also operates a loan production office in

Phenix City,
Alabama.
Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2024 2023
Net interest income (a) $ 27,204 $ 26,745
Less: tax-equivalent adjustment 79 417
Net interest income (GAAP) 27,125 26,328
Noninterest income 3,474 (2,981)
Total revenue 30,599 23,347
Provision for credit losses 36 135
Noninterest expense 22,166 22,594
Income tax expense (benefit)

2,000 (777)
Net earnings $ 6,397 $ 1,395
Basic and diluted net earnings per share $ 1.83 $ 0.40
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
Financial Summary
The Company’s net earnings were

$6.4 million for the full year 2024, compared to $1.4 million for the full year 2023.

Basic and diluted net earnings per share were $1.83 per share for the full year 2024,

compared to $0.40 per share for the full
year 2023.

Net earnings for 2023 reflected the sale of $117.6 million

of available-for-sale securities for an after-tax loss of
$(4.7) million, or $(1.35) per share related to the Company’s balance sheet repositioning strategy in December 2023.

Excluding this non-routine item, net earnings for the full year 2023 would have been $6.1 million, or $1.75 per share.
Net interest income (tax-equivalent) was $27.2 million in 2024, a

2% increase compared to $26.7 million in 2023. This
increase was primarily due to improved net interest margin.

The Company’s net interest margin

(tax-equivalent) was
3.06% in 2024, compared to 2.89% in 2023.

The increase in net interest margin (tax-equivalent) was primarily due to loan
growth and the December 2023 balance sheet repositioning, which resulted in a more favorable asset mix and higher yields
on interest-earning assets in 2024.

Average loans for 2024 were $568.7

million, a 9% increase from 2023.

At December 31, 2024, the Company’s

allowance for credit losses was $6.9 million, or 1.22% of total loans, compared to
$6.9 million, or 1.23% of total loans, at December 31, 2023.

Although the balance of the allowance for credit losses was
largely unchanged, the decrease in the allowance for credit

losses as a percentage of total loans was primarily due to
improved economic forecasts.

The Company recorded a provision for credit losses of $36 thousand in 2024 compared to $135 thousand during 2023.

The
provision for credit losses under CECL is reflective of the Company’s credit risk profile and the future economic outlook
and forecasts. Our CECL model is largely influenced by economic factors including, most notably,

the anticipated
unemployment rate.

Noninterest income was $3.5 million in 2024 compared to a loss of $3.0 million in 2023.

Excluding the pre-tax securities
loss of $6.3 million related to the balance sheet repositioning strategy in 2023,

noninterest income would have been $3.3
million for 2023.

Noninterest expense was $22.2 million in 2024 compared to $22.6 million in 2023.

This decrease in noninterest expense
reflects decreases in net occupancy and equipment expenses of $0.4 million, professional fees expense of $0.1

million,
other noninterest expense of $0.2 million.

These decreases were partially offset by increases in salaries and benefits expense of $0.4

million.
The provision for income taxes expense was $2.0 million for an effective tax rate of 23.82% for 2024, compared to a tax
benefit of $0.8 million for a negative effective tax rate of (125.73)%

for 2023.

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

(Topic323) which allows the

proportional
amortization method for our NMTC investments, on January 1, 2024.

With the adoption of this ASU, amortization of
NMTCs are now included in income tax expense rather than noninterest expense.

Additionally, the provision

for income
tax expense and the effective tax rates for 2024 included discrete tax items associated with provision to return adjustments
in conjunction with the final 2023 tax return filing and the resolution of state examination activities, which resulted in
additional tax expense.
The Company paid cash dividends of $1.08 per share in 2024, unchanged from 2023. At December 31, 2024, the Bank’s
regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory
standards with a total risk-based capital ratio of 15.81%, a tier 1 leverage ratio of

10.49% and common equity tier 1 or
(CET1) of 14.80% at December 31, 2024.

CRITICAL ACCOUNTING POLICIES
The accounting and financial reporting policies of the Company conform with

U.S. generally accepted accounting
principles and with general practices within the banking industry.

In connection with the application of those principles, we
have made judgments and estimates which, in the case of the determination of our allowance for credit losses, recurring and
non-recurring fair value measurements, and the valuation of deferred tax assets, were critical to the determination of our
financial position and results of operations.
Allowance for Credit Losses – Loans
The allowance for credit losses is estimated under the CECL methodology set forth in FASB ASC 326. The allowance

for
credit losses reflects management’s

estimate of the amount of credit losses expected to be recognized over the remaining
life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon relevant
available information related to historical default and loss experience,

current and projected economic conditions, and other
portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast period,
and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance for
credit losses is measured on a collective basis for pools of loans with similar risk characteristics,

and on an individual basis
for loans that do not share similar risk characteristics with the collectively evaluated pools. There are factors beyond our
control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may
materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit
losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries of
amounts previously charged-off. See Note

1 - Summary of Significant Accounting Policies and Note 5 - Loans and
Allowance for Credit Losses in the notes to our consolidated financial statements in this report.

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

For more information regarding fair value measurements and disclosures, please refer to Note 1 - Summary of Significant Accounting Policies and Note

13, Fair Value

in the notes to the
consolidated financial statements that accompany this report.
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

2024 we had total deferred tax assets of $10.2 million
included as “other assets”, including $9.9 million resulting from unrealized losses in our securities portfolio.

Based upon
the level of taxable income over the last three years and projections for future taxable income over the periods in which the
deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these
deductible differences at December 31, 2024.

The amount of the deferred tax assets considered realizable, however,

could
be reduced if estimates of future taxable income are reduced.

See Note 1 - Summary of Significant Accounting Policies
and Note 10 – Income Taxes

in the notes to the consolidated financial statements that accompany this report.

Average Balance

Sheet and Interest Rates
Year ended December 31

2024 2023
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 568,733 5.23% $ 523,838 4.76%
Securities - taxable 248,072 2.19% 335,366 2.15%
Securities - tax-exempt (a) 10,084 3.70% 52,122 3.81%
Total securities 258,156 2.25% 387,488 2.37%
Federal funds sold 17,907 5.24% 5,221 4.79%
Interest bearing bank deposits 44,634 5.23% 8,593 4.92%
Total interest-earning

assets
889,430 4.36% 925,140 3.76%
Deposits:

NOW 192,702 1.39% 193,451 0.99%
Savings and money market 251,778 0.86% 289,235 0.74%
Certificates of deposit 195,097 3.46% 175,085 2.25%
Total interest-bearing

deposits
639,577 1.81% 657,771 1.21%
Short-term borrowings 628 0.48% 3,255 2.21%
Total interest-bearing

liabilities
640,205 1.81% 661,026 1.22%
Net interest income and margin (a) $ 27,204 3.06% $ 26,745 2.89%
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial Measures".
RESULTS

OF OPERATIONS
Net Interest Income and Margin
Net interest income (tax-equivalent) was $27.2 million in 2024, a

2% increase compared to $26.7 million in 2023. This
increase was primarily due to improved net interest margin.

The Company’s net interest margin

(tax-equivalent) was
3.06% in 2024, compared to 2.89% in 2023.

The increase in net interest margin (tax-equivalent) was primarily due to loan
growth and the balance sheet repositioning strategy the Company completed in the fourth quarter of 2023, which resulted in
a more favorable asset mix and higher yields on interest-earning assets in 2024.

This was partially offset by higher market
interest rates, which increased our cost of funds, generally,

and changes in our deposit mix to higher cost interest-bearing deposits.

The tax-equivalent yield on total interest-earning assets increased by

60 basis points to 4.36% in 2024 compared to 3.76%
in 2023.

Average loans for 2024

were $568.7 million, a 9% increase from 2023.

The cost of total interest-bearing liabilities increased by 59 basis points to 1.81%

in 2024 compared to 1.22% in 2023.

Average interest-bearing

deposits were $639.6 million during 2024, a 3% decrease compared to $657.8 million during
2023.

As of December 31, 2024, average interest-bearing deposits were 71% of average total deposits compared to 69% on
December 31, 2023.

Since March 2022, the Federal Reserve increased the target

federal funds rate by 525 basis points
before announcing a 50-basis points rate reduction on September 18, 2024,

its first decrease in rates since its March 2020
COVID rate reduction,

followed by two 25 basis points reduction in October and December 2024.

At year end the target
federal funds rate ranged from 4.25% - 4.50%.
The Company continues to deploy various asset liability management strategies to manage its risk from interest rate
fluctuations.

Deposit and loan pricing remains competitive in our markets.

We believe

that interest rates, inflation and
monetary policy may continue to fluctuate in 2025 and may be challenging as a result.

Our ability to compete and manage
our deposits costs until our interest-earning assets reprice and we generate new fixed rate loans with current market interest
rates will be important to our net interest margin during

2025.

Provision for Credit Losses
The provision for credit losses represents a charge to

earnings necessary to establish an allowance for credit losses that, in management’s evaluation,

is adequate to provide coverage for all expected credit losses.

The Company recorded a
provision for credit losses of $36 thousand during 2024, compared to $135 thousand for 2023.

Provision for credit losses
expense is affected by growth in our loan portfolio, our

internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions and net charge-offs.

Our CECL model is largely influenced by economic
factors including, most notably,

the anticipated unemployment rate, which may be affected by monetary policy.

Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately

cover all expected credit losses as of the date the allowance is determined.

At December 31,
2024, the Company’s allowance for

credit losses was $6.9

million, or 1.22% of total loans, compared to $6.9 million, or
1.23% of total loans, at December 31, 2023.

Although the balance of the allowance for credit losses was largely unchanged, the decrease in the allowance for credit losses as a percentage of total loans was primarily due to improved
economic forecasts.

Noninterest Income

Year ended December 31
(Dollars in thousands) 2024 2023
Service charges on deposit accounts $ 614 $ 603
Mortgage lending 608 430
Bank-owned life insurance 403 411
Securities losses, net — (6,295)
Other 1,849 1,870
Total noninterest income $ 3,474 $ (2,981)
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

The following table presents a breakdown of the Company’s

mortgage lending income for 2024 and 2023.
Year ended December 31
(Dollars in thousands) 2024 2023
Origination income $ 261 $ 71
Servicing fees, net 347 359
Total mortgage lending

income
$ 608 $ 430
The Company’s income from mortgage

lending typically fluctuates as mortgage interest rates change and is primarily attributable to the origination and sale of new mortgage loans.

The increase in mortgage lending income was primarily
related to the Company increasing the number of mortgage loans originated for sale during 2024 relative to the number of
mortgage loans originated and held for investment during 2023.

Income from bank-owned life insurance was $403 thousand and

$411 thousand for 2024 and 2023 respectively.

Excluding
a $52 thousand non-taxable death benefit received during the first quarter of

2023, income from bank-owned life insurance
would have been $359 thousand for 2023.
Securities losses, net for 2023 were related to the Company selling approximately

$117.6 million of its available-for-sale
securities, resulting in a net loss of approximately $6.3 million as part of its balance sheet repositioning strategy.
Noninterest Expense
Year ended December 31
(Dollars in thousands) 2024 2023
Salaries and benefits $ 12,534 $ 12,101
Net occupancy and equipment 2,508 2,954
Professional fees 1,188 1,299
FDIC and other regulatory assessments 564 631
Other 5,372 5,609
Total noninterest expense $ 22,166 $ 22,594
Salaries and benefits increased during 2024 compared to 2023 primarily due to routine annual increases in salaries and
wages.

The decrease in net occupancy and equipment expense was primarily due to an increase in leasing income.
The decrease in other noninterest expense was primarily due to the Company’s adoption of ASU 2023-02 which allows the
proportional amortization method for our NMTC investments, on January

1, 2024.

With the adoption of this ASU,
amortization of NMTCs are now included in income tax expense.

During 2023 other noninterest expense included $0.4
million related to our equity method investment in NMTCs.

This decrease was partially offset by various increases in other noninterest expense accounts during 2024.
Income Tax

Expense
The provision for income taxes expense was $2.0 million for an effective tax rate of 23.82% for 2024, compared to a tax
benefit of $0.8 million for a negative effective tax rate of (125.73)%

for 2023.

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

(Topic323) which allows the

proportional
amortization method for our NMTC investments, on January 1, 2024.

With the adoption of this ASU, amortization of
NMTCs are now included in income tax expense rather than noninterest expense.

Additionally, the provision

for income
tax expense and the effective tax rates for 2024 included discrete tax items associated with provision to return adjustments
in conjunction with the final 2023 tax return filing and the resolution of state examination activities, which resulted in
additional tax expense.
BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $243.0 million at December 31, 2024,

compared to $270.9 million at December 31, 2023.

This decrease reflects a decrease in the amortized cost basis of securities available

-for-sale of $27.1 million, and a decrease
of $0.8 million in the fair value of securities available-for-sale.

The decrease in the amortized cost basis of securities
available-for-sale was primarily attributable to normal paydowns and maturities.

The average annualized tax-equivalent
yields earned on total securities were 2.25%

in 2024 and 2.37% in 2023.
The following table shows the carrying value and weighted average yield of securities available-for-sale as of December
31, 2024 according to contractual maturity.

Actual maturities may differ from contractual maturities of mortgage-backed securities (“MBS”) because the mortgages underlying the securities may be called or prepaid in whole or in part, with or
without penalty.

December 31, 2024
1 year

1 to 5
5 to 10

After 10
Total

(Dollars in thousands) or less years years years Fair Value
Agency obligations $ — 26,655 25,756 — 52,411
Agency MBS 10 19,863 14,904 138,899 173,676
State and political subdivisions — 966 8,244 7,715 16,925
Total available-for-sale $ 10 47,484 48,904 146,614 243,012
Weighted average yield (1):
Agency obligations — 1.35% 1.70% — 1.53%
Agency MBS 3.14% 1.20% 1.95% 2.20% 2.07%
State and political subdivisions — 2.37% 1.96% 2.38% 2.17%
Total available-for-sale 3.14% 1.31% 1.82% 2.21% 1.96%
(1) Yields are calculated based on amortized cost.
Loans
December 31
(In thousands) 2024 2023
Commercial and industrial $ 63,274 73,374
Construction and land development 82,493 68,329
Commercial real estate

289,992 287,307
Residential real estate 118,627 117,457
Consumer installment 9,631 10,827
Total loans 564,017 557,294
Total loans, net of unearned

income, were $564.0 million at December 31, 2024, and $557.3 million at December 31, 2023,
an increase of $6.7 million, or 1%.

Four loan categories represented the majority of the loan portfolio at December

31,
2024: commercial real estate (51%), residential real estate (21%), construction and land development (15%), and
commercial and industrial (11%).

Approximately 19% of the Company’s

commercial real estate loans were classified as
owner-occupied at December 31, 2024.
Within the residential real estate portfolio

segment,

the Company had junior lien mortgages of approximately $11.2 million,
or 2%, and $8.7 million, or 2%, of total loans at December 31, 2024 and 2023,

respectively.

For residential real estate
mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at December 31,
2024 and 2023. The Company’s

residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.23% in 2024 and 4.76% in 2023.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including the levels of market

interest rates, supply chain disruptions, commercial office
occupancy levels, housing supply shortages, and effects of

inflation on our borrowers’ cash flows, real estate market sales volumes and liquidity,

valuations used in making loans and evaluating collateral, availability and cost of financing
properties, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in
certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, inaccurate
appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations.

Various
projects financed earlier that were based on lower interest rate assumptions than currently in effect may not be as profitable
or successful at the higher interest rates currently in effect and which may exist in the future.

See “Risk Factors.”

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

20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $22.7 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.4 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2024, the Bank had one
loan relationship exceeding our internal limit.
We periodically

analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We

use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s

total risk-
based capital at December 31, 2024 (and related balances at December

31, 2023).

December 31
(In thousands) 2024 2023
Lessors of 1-4 family residential properties $ 58,228 $ 56,912
Multi-family residential properties 43,556 45,841
Shopping centers/strip malls 37,349 27,128
Hotel/motel 35,210 39,131
Office buildings 29,780 30,871
On January 1, 2023, the Company adopted ASC 326 and its CECL methodology,

which required us to estimate all expected
credit losses over the remaining life of our loan portfolio.

The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover the Company’s estimate of expected losses in the loan portfolio.
The allowance for credit losses was $6.9 million at December 31, 2024 and 2023,

respectively, which management

believed
to be adequate at each of the respective dates.

Our allowance for credit losses as a percentage of total loans was 1.22%

at
December 31, 2024, compared to 1.23% at December 31, 2023.
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

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with
similar risk characteristics, and on an individual basis for loans that do not share similar risk characteristics with the
collectively evaluated pools.

Losses are predicted over a period of time determined to be reasonable and supportable, and
at the end of the reasonable and supportable period losses are reverted to long term historical averages.

At December 31,
2024 and 2023, reasonable and supportable periods of 4 quarters were utilized followed by an 8 quarter straight line
reversion period to long term averages.

See Note 5 to our Financial Statements.

A summary of the changes in the allowance for credit losses on loans and certain asset quality ratios for the years ended
December 31, 2024 and 2023 are presented below.

Year ended December 31
(Dollars in thousands) 2024 2023
Allowance for credit losses:
Balance at beginning of period
$ 6,863 5,765
Impact of adopting ASC 326
— 1,019
Charge-offs:
Commercial and industrial
(9) (164)
Residential real estate

(61) —
Consumer installment (114) (105)
Total charge

-offs
(184) (269)
Recoveries:
Commercial and industrial
144 204
Residential real estate

9 14
Consumer installment 45 5
Total recoveries
198 223
Net recoveries (charge-offs)
14 (46)
(Reversal of) provision for credit losses
(6) 125
Ending balance
$ 6,871 6,863
as a % of loans 1.22% 1.23
as a % of nonperforming loans 1,366% 753
Net charge-offs as a % of average loans — % 0.01
Nonperforming Assets

At December 31, 2024 the Company had $0.5 million in nonperforming assets compared to $0.9 million at December 31,
2023.
The table below provides information concerning total nonperforming assets and certain asset quality ratios.

December 31
(Dollars in thousands) 2024 2023
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 503 911
Total nonperforming

assets
$ 503 911
as a % of loans and other real estate owned 0.09% 0.16
as a % of total assets 0.05% 0.09
Nonperforming loans as a % of total loans 0.09% 0.16
Accruing loans 90 days or more past due $ — —

The table below provides information concerning the composition of nonaccrual loans at December 31, 2024 and 2023,
respectively.

December 31
(In thousands) 2024 2023
Nonaccrual loans:
Commercial and industrial $ 99 —
Construction and land development 404 —
Commercial real estate — 783
Residential real estate — 128
Total nonaccrual

loans
$ 503 911
The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more
than 90 days past due, unless the loan is both well-secured and in the process of collection.

There were no loans 90 days past due and still accruing interest at December 31, 2024 and 2023, respectively.
The Company had no OREO at December 31, 2024 and 2023, respectively.
Deposits
December 31
(In thousands) 2024 2023
Noninterest bearing demand $ 260,874 270,723
NOW 199,883 190,724
Money market 153,916 148,040
Savings 89,904 88,541
Certificates of deposit under $250,000 103,594 100,572
Certificates of deposit and other time deposits of $250,000 or more 87,653 97,643
Total deposits $ 895,824 896,243
Total deposits were stable

and decreased only $0.4 million to $895.8 million at December 31, 2024,

compared to $896.2
million at December 31, 2023.

Noninterest-bearing deposits were $260.9 million, or 29% of total deposits,

at December
31, 2024, compared to $270.7 million, or 30% of total deposits at December 31,

2023.

At December 31, 2024, the
Company had $74.1 million reciprocal deposits sold, compared to $59.0 million at December 31, 2023.

The Company had
no brokered deposits at December 31, 2024 and 2023.

The Company had no FHLB-Atlanta advances or other wholesale
borrowings outstanding at December 31, 2024 and 2023.

The average rates paid on total interest-bearing deposits were 1.81

%

in 2024 and 1.21% in 2023.

At December 31, 2024, estimated uninsured deposits totaled $359.7 million, or 40% of total deposits, compared to $356.3
million, or 40% of total deposits at December 31, 2023.

During 2023, the Bank began participating in the Certificates of
Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep

product (“ICS”), which provide for
reciprocal (“two-way”) transactions among banks facilitated by

IntraFi for the purpose of maximizing FDIC insurance.

The
Company had reciprocal deposits on balance sheet of $6.9 million at December

31, 2024, compared to none at December
31, 2023.

Uninsured amounts are estimated based on the portion of account balances that exceed FDIC insurance limits.

The Bank’s uninsured deposits at December

31, 2024 and 2023 include approximately $223.1 million and $206.2 million, respectively, of deposits

of state, county and local governments that are collateralized by securities having a fair value equal
to such deposits.

Deposits of state, county and local governments were 62% and 53% of our estimated uninsured deposits
at December 31, 2024 and 2023, respectively.

The estimated uninsured time deposits by maturity as of December

31, 2024 is presented below.
(Dollars in thousands) December 31, 2024
Maturity of:
3 months or less $ 8,353
Over 3 months through 6 months 23,669
Over 6 months through 12 months 23,939
Over 12 months 2,442
Total estimated uninsured

time deposits
$ 58,403
Other Borrowings
The Company had no long-term debt at December 31, 2024 and 2023.

The Bank utilizes short and long-term non-deposit
borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities sold under
agreements to repurchase with an original maturity of one year or less.

The Bank had available federal funds lines totaling
$65.2 million and $61.0 million, respectively,

at December 31, 2024 and 2023 with no federal funds borrowed.

The
Company had no securities sold under agreements to repurchase, which are entered into on behalf of certain customers, at
December 31, 2024, compared to $1.5 million at December 31, 2023.

The Bank is eligible to borrow from the FRB’s
discount window, but had

no such borrowings at December 31, 2024 and 2023.

The Bank never borrowed from the Federal
Reserve’s Bank Term

Facility Program (“BTFP”) which ceased making new loans on March 11,

2024.
The Bank is a member of the FHLB-Atlanta and has borrowed from the

FHLB-Atlanta, and in the future may borrow from
time to time under the FHLB-Atlanta’s

advance program.

FHLB-Atlanta advances include both fixed and variable terms, and provide various maturities, and generally are secured by eligible assets.

The Bank had no borrowings under FHLB-
Atlanta’s advance program

at December 31, 2024 and 2023, respectively.

At those dates, the Bank had $296.9 million and
$309.1 million, respectively,

of available lines of credit at the FHLB-Atlanta.

The average rates paid on short-term borrowings were 0.48%

and 2.21% in 2024 and 2023, respectively.

CAPITAL ADEQUACY
At December 31, 2024, the Company’s

consolidated stockholders’ equity (book value) was $78.3 million, or

$22.41 per
share, compared to $76.5 million, or $21.9 per share, at December

31, 2023. The increase from December 31, 2023 was
primarily driven by net earnings of $6.4 million. The increase were partially offset by cash dividends paid of $3.8 million,
other comprehensive loss of $0.6 million related to unrealized gains/losses on securities available-for-sale, net of tax and
a one-time charge of $0.3 million, net of tax, for the cumulative effect to adopt the NMTC accounting standard on
January 1, 2024.

Unrealized securities losses do not affect the Bank’s

capital for regulatory capital purposes.

The Company paid cash dividends of $1.08 per share in 2024, unchanged from the same period in 2023.
On January 1, 2015, the Company and Bank became subject to the Basel III regulatory capital framework. The rules
included the implementation of a capital conservation buffer of

CET1 capital of 2.5% that is added to the minimum
requirements for capital adequacy purposes.

A banking organization with a capital conservation buffer

of 2.5% or less is
subject to limitations on “distributions”

from “eligible retained earnings”, including dividend payments,

share repurchases
and certain discretionary bonus payments. At December 31, 2024 and 2023, the Bank had a capital conservation buffer of
7.81% and 7.52%, respectively.
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

The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s

Small Bank Holding
Company Policy.

Accordingly, our capital adequacy

is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s

tier 1 leverage ratio was 10.49%, CET1 risk-based capital ratio was 14.80%, tier 1 risk-based capital ratio was 14.80%, and total risk-based capital ratio was 15.81

%

at December 31, 2024. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier

1 leverage ratio, 6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”
The Bank’s capital conservation

buffer was 7.81% at December 31, 2024.
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
Interest Rate Risk Management
In the normal course of business, the Company is exposed to market risk arising from fluctuations in interest rates because
assets and liabilities may mature or reprice at different times and at different rates of change. For example, if liabilities
reprice faster than assets, and interest rates are generally rising, earnings will initially decline. In addition, assets and
liabilities may reprice at the same time but by different amounts. For example, when the general level of interest rates is
rising, the Company may increase rates paid on interest bearing demand deposit accounts and savings deposit accounts by
an amount that is less than the general increase in market interest rates. Also, short

-term and long-term market interest rates
may change by different amounts and at different

levels of interest rates and rates of change.

For example, a flattening
yield curve may reduce the interest spread between new loan yields and funding costs. The yield curve was inverted until it
began to normalize in September 2024.

An inverted yield curve reduces the net interest margin expansion that may be
expected otherwise as interest rates rise.

Further, the remaining maturity of various

assets and liabilities may shorten or
lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, mortgage

-backed
securities in the securities portfolio may prepay earlier than anticipated,

which could reduce earnings. Interest rates may
also have a direct or indirect effect on loan demand, loan losses, mortgage origination volume, the fair value of MSRs and
other items affecting earnings.
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
+/- 20% for a gradual change of 400 basis points
+/- 15% for a gradual change of 300 basis points
+/- 10% for a gradual change of 200 basis points
+/- 5% for a gradual change of 100 basis points

The following table reports the variance of net interest income over the next 12 months assuming a gradual change in
interest rates up or down when compared to the baseline net interest income forecast at December 31, 2024.

Changes in Interest Rates Net Interest Income % Variance

400 basis points
0.47%

300 basis points
0.74

200 basis points
0.67

100 basis points
0.35

(100) basis points
(0.92)

(200) basis points
(1.49)

(300) basis points
(1.75)

(400) basis points
(2.20)
At December 31, 2024, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.
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
35% for an instantaneous change of +/- 400 basis points
30% for an instantaneous change of +/- 300 basis points
25% for an instantaneous change of +/- 200 basis points
15% for an instantaneous change of +/- 100 basis points
The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2024.

Changes in Interest Rates EVE % Variance

400 basis points
0.43%

300 basis points
1.69

200 basis points
2.05

100 basis points
1.41

(100) basis points
(2.61)

(200) basis points
(8.19)

(300) basis points
(17.50)

(400) basis points
(30.86)
At December 31, 2024, our EVE model indicated that we were in compliance with the policy guidelines noted above.

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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These swaps qualify as derivatives, but are not designated as hedging
instruments. At December 31, 2024 and 2023, the Company had

no derivative contracts to assist in managing interest rate
sensitivity.
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
The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window,
although it was not used by the Bank.

In addition to these sources, the Bank is eligible to participate in the FHLB-Atlanta’s advance program to obtain funding for growth and liquidity.

Advances include both fixed and variable terms and may

be
taken out with varying maturities. At December 31, 2024, the Bank had no FHLB-Atlanta advances outstanding and
available credit from the FHLB-Atlanta of $296.9 million. At December

31, 2024, the Bank also had $65.2 million of
available federal funds lines with no borrowings outstanding.

The following table presents additional information about our contractual obligations as of December 31, 2024, which by
their terms had contractual maturity and termination dates subsequent to December 31, 2024:

Payments due by period
1 year

1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 895,824 879,185 14,239 2,400 —
Operating lease obligations 246 81 120 45 —
Total $ 896,070 879,266 14,359 2,445 —
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column
Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual
obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,

and creditor
requirements over the next 12 months.
Off-Balance Sheet Arrangements
At December 31, 2024, the Bank had outstanding standby letters of credit of $0.7 million and unfunded loan commitments
outstanding of $84.7 million. Because these commitments generally have fixed expiration dates and may expire without
being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund
these outstanding commitments, the Bank could use its cash and cash equivalents, deposits with other banks, liquidate
federal funds sold or a portion of its securities available-for-sale, or draw on its available credit facilities or raise deposits.
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
As of December 31, 2024, the unpaid principal balance of residential mortgage loans, which we have originated and sold,
but retained the servicing rights (MSRs) totaled $204.4 million. Although these loans are generally sold on a non-recourse
basis, except for breaches of customary seller representations and warranties,

we may have to repurchase residential
mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we
fail to deliver required documents or the documents we deliver are defective.

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

The standards governing servicing and
the possible remedies for violations of such standards are determined by servicing guides issued by Fannie Mae as well as
our contracts with Fannie Mae. Remedies could include repurchase of an affected loan.
Although to date repurchase requests related to representation and warranty provisions,

and servicing activities have been
limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively
pursue all means of recovering losses on their purchased loans. As of December

31, 2024, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends,

the results of our quality control reviews, and
the fact that 99% of our residential mortgage loans serviced for Fannie

Mae were current as of such date. We

maintain
ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number
of repurchase requests as well as the delinquency rates in our investor portfolios.
The Company was not required to repurchase any loans during 2024 and 2023 as a result of representation and warranty
provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make

-whole
requests at December 31, 2024.
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

Inflation can increase our noninterest expenses. It also can affect our customers’ behaviors, the mix of deposits between
interest and noninterest bearing, the levels of interest rates we have to pay on our deposits and other borrowings, and the
interest rates we earn on our earning assets. The difference between our interest expense and interest income is also affected
by the shape of the yield curve and the speeds and amounts at which our various assets and liabilities, respectively, reprice
in response to interest rate changes. The yield curve was inverted during most of 2024, until September, when it began

to
normalize.

An inverted yield curve which means shorter term interest rates are higher than longer term interest rates. This
results in a lower spread between our costs of funds and our interest income. In addition, net interest income could be
affected by asymmetrical changes in the different

interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Higher market interest rates and reductions in the securities held by the Federal Reserve to
reduce inflation generally reduce economic activity and may reduce loan demand and growth, and may adversely affect
unemployment rates. Inflation and related changes in market interest rates,

as the Federal Reserve maintains interest rates to
meet its longer-term inflation goal of 2%, also can adversely affect the values and liquidity of our loans and securities, the
value of collateral securing loans to our borrowers, and the success of our borrowers and such borrowers’ available cash to
pay interest on and principal of our loans to them.

Beginning in September 2024, in light of inflation moderating, the FOMC had three reductions in its target federal funds
rate range totaling 100 basis points to 4.25% to 4.50%. While the FOMC reaffirmed its target inflation rate of 2% over the
longer run, it indicated it was “recalibrating” its policy based on decreasing inflation rates and the risks of increasing
unemployment, but would act on incoming data, the evolving outlook and the balance of the risks of inflation and
unemployment levels. In the future, the Federal Reserve could further decrease target interest rates, or could increase such
target rates, depending on the data and its outlook.

See “Supervision and Regulation – Fiscal and Monetary Policies” and
“- Recent Developments – New Administration.”

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
Year ended December 31
(In thousands) 2024 2023 2022 2021 2020
Net interest income (GAAP) $ 27,125 26,328 27,166 23,990 24,338
Tax-equivalent adjustment 79 417 456 470 492
Net interest income (Tax-equivalent) $ 27,204 26,745 27,622 24,460 24,830

Table 2

- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2024 2023 2022 2021 2020
Income statement
Tax-equivalent interest income (a) $ 38,811 34,791 30,001 26,977 28,686
Total interest expense 11,607 8,046 2,379 2,517 3,856
Tax equivalent net interest income (a) 27,204 26,745 27,622 24,460 24,830
Provision for credit losses 36 135 1,000 (600) 1,100
Total noninterest income 3,474 (2,981) 6,506 4,288 5,375
Total noninterest expense 22,166 22,594 19,823 19,433 19,554
Net earnings before income taxes and

tax-equivalent adjustment 8,476 1,035 13,305 9,915 9,551
Tax-equivalent adjustment 79 417 456 470 492
Income tax expense 2,000 (777) 2,503 1,406 1,605
Net earnings $ 6,397 1,395 10,346 8,039 7,454
Per share data:
Basic and diluted net earnings

$ 1.83 0.40 2.95 2.27 2.09
Cash dividends declared $ 1.08 1.08 1.06 1.04 1.02
Weighted average shares outstanding
Basic and diluted 3,493,690 3,498,030 3,510,869 3,545,310 3,566,207
Shares outstanding 3,493,699 3,493,614 3,503,452 3,520,485 3,566,276
Stockholders' equity (book value) $ 22.41 21.90 19.42 29.46 30.20
Common stock price
High $ 24.57 24.50 34.49 48.00 63.40
Low 16.63 18.80 22.07 31.32 24.11
Period-end $ 23.49 21.28 23.00 32.30 42.29
To earnings ratio (d) 12.84 x 53.20 7.80 14.23 20.23
To book value 105% 97 118 110 140
Performance ratios:
Return on average equity

8.21% 2.05 12.48 7.54 7.12
Return on average assets

0.65% 0.14 0.96 0.78 0.83
Dividend payout ratio 59.02% 270.00 35.93 45.81 48.80
Average equity to average assets 7.93% 6.66 7.72 10.39 11.63
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.22% 1.23 1.14 1.08 1.22
Nonperforming loans 1,366% 753 211 1,112 1,052
Nonperforming assets as a % of:
Loans and other real estate owned 0.09% 0.16 0.54 0.18 0.12
Total assets 0.05% 0.09 0.27 0.07 0.06
Nonperforming loans as % of loans 0.09% 0.16 0.54 0.10 0.12
Net charge-offs (recoveries) as a % of average loans

—

% 0.01 0.04 0.02 (0.03)
Capital Adequacy (c):
CET 1 risk-based capital ratio 14.80% 14.52 15.39 16.23 17.27
Tier 1 risk-based capital ratio 14.80% 14.52 15.39 16.23 17.27
Total risk-based capital ratio 15.81% 15.52 16.25 17.06 18.31
Tier 1 leverage ratio 10.49% 9.72 10.01 9.35 10.32
Other financial data:
Net interest margin (a) 3.06% 2.89 2.81 2.55 2.92
Effective income tax rate 23.82% (125.73) 19.48 14.89 17.72
Efficiency ratio (b) 72.25% 95.08 58.08 67.60 64.74
Selected period end balances:
Securities $ 243,012 270,910 405,304 421,891 335,177
Loans, net of unearned income 564,017 557,294 504,458 458,364 461,700
Allowance for credit losses 6,871 6,863 5,765 4,939 5,618
Total assets 977,324 975,255 1,023,888 1,105,150 956,597
Total deposits 895,824 896,243 950,337 994,243 839,792
Total stockholders’ equity 78,292 76,507 68,041 103,726 107,689
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures".
(b) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(d) Calculated by dividing period end share price by

earnings per share for the previous four quarters.

Table 3

- Average

Balance and Net Interest Income Analysis
Year ended December 31

2024 2023
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 568,733 $ 29,735
5.23%

$ 523,838 $ 24,925
4.76%

Securities - taxable 248,072 5,430
2.19%

335,366 7,208
2.15%

Securities - tax-exempt (2) 10,084 373
3.70%

52,122 1,985
3.81%

Total securities

258,156 5,803
2.25%

387,488 9,193
2.37%

Federal funds sold 17,907 939
5.24%

5,221 250
4.79%

Interest bearing bank deposits 44,634 2,334
5.23%

8,593 423
4.92%

Total interest-earning

assets
889,430 38,811
4.36%

925,140 34,791
3.76%

Cash and due from banks 17,779 15,230
Other assets 75,059 81,438
Total assets $ 982,268 $ 1,021,808
Interest-bearing liabilities:
Deposits:

NOW $ 192,702 2,680
1.39%

$ 193,451 1,907
0.99%

Savings and money market 251,778 2,168
0.86%

289,235 2,132
0.74%

Certificates of deposit 195,097 6,756
3.46%

175,085 3,935
2.25%

Total interest-bearing

deposits
639,577 11,604
1.81%

657,771 7,974
1.21%

Short-term borrowings 628 3
0.48%

3,255 72
2.21%

Total interest-bearing

liabilities
640,205 11,607
1.81%

661,026 8,046
1.22%

Noninterest-bearing deposits 262,224

289,019

Other liabilities 1,918 3,697
Stockholders' equity 77,921

68,066

Total liabilities and
and stockholders' equity $ 982,268 $ 1,021,808
Net interest income and margin $ 27,204
3.06%

$ 26,745
2.89%

(1) Average loan

balances are shown net of unearned income and loans on nonaccrual status have been included
in the computation of average balances.
(2) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income tax rate
of 21%.

See Table 1 - Explanation of Non-GAAP

Financial Measures."

Table 4

- Volume

and Rate Variance

Analysis
Year ended December 31, 2024 vs. 2023 Year ended December 31, 2023 vs. 2022
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ 4,810 2,463 2,347 $ 4,684 1,390 3,294
Securities - taxable (1,778) 133 (1,911) 632 1,247 (615)
Securities - tax-exempt (1) (1,612) (57) (1,555) (187) 174 (361)
Total securities

(3,390) 76 (3,466) 445 1,421 (976)
Federal funds sold 689 24 665 (185) 1,661 (1,846)
Interest bearing bank deposits 1,911 26 1,885 (154) 2,285 (2,439)
Total interest income $ 4,020 2,589 1,431 $ 4,790 6,757 (1,967)
Interest expense:
Deposits:
NOW $ 773 783 (10) $ 1,537 1,574 (37)
Savings and money market 36 359 (323) 1,483 1,762 (279)
Certificates of deposit 2,821 2,128 693 2,635 2,167 468
Total interest-bearing

deposits
3,630 3,270 360 5,655 5,503 152
Short-term borrowings (69) (56) (13) 12 40 (28)
Total interest expense 3,561 3,214 347 5,667 5,543 124
Net interest income $ 459 (625) 1,084 $ (877) 1,214 (2,091)

(1) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income

tax rate of 21%.

See "Table 1 - Explanation

of Non-GAAP Financial Measures."
(2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5

- Net Charge-Offs (Recoveries) to Average

Loans
2024 2023
Net Net
Net (recovery) Net charge-off
(recoveries) Average charge-off charge-offs Average (recovery)
(Dollars in thousands) charge-off Loans ratio (recoveries) Loans ratio
Commercial and industrial
$ 135 71,279 0.19% $ (40) 64,565 (0.06) %
Construction and land development
—

70,342
—

—

66,492
—

Commercial real estate
—

297,140
—

—

274,779
—

Residential real estate
(52) 118,856 (0.04) (14) 108,891 (0.01)
Consumer installment (69) 10,381 (0.66) 100 9,638 1.04
Total
$ 14 567,998 — % $ 46 524,365 0.01%

Table 6

- Loan Maturities
December 31, 2024
1 year

1 to 5
5 to 15

After 15
(Dollars in thousands)
or less years years years Total
Commercial and industrial $ 17,599 13,999 30,093 1,583 63,274
Construction and land development 54,818 25,016 2,659
—

82,493
Commercial real estate 23,022 127,619 135,592 3,759 289,992
Residential real estate 9,105 25,768 34,294 49,460 118,627
Consumer installment 2,979 5,528 1,124
—

9,631
Total loans $ 107,523 197,930 203,762 54,802 564,017

Table 7

- Sensitivities to Changes in Interest Rates on Loans Maturing in More

Than One Year

December 31, 2024
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 63 45,612 45,675
Construction and land development 16,383 11,292 27,675
Commercial real estate 148 266,822 266,970
Residential real estate 49,368 60,154 109,522
Consumer installment 76 6,576 6,652
Total loans $ 66,038 390,456 456,494

Table 8

- Allocation of Allowance for Credit Losses
2024 2023
(Dollars in thousands) Amount %* Amount %*
Commercial and industrial $ 1,244 11.2 $ 1,288 13.2
Construction and land development 1,059 14.6 960 12.3
Commercial real estate 3,842 51.5 3,921 51.5
Residential real estate 588 21.0 546 21.1
Consumer installment 138 1.7 148 1.9

Total allowance for

credit losses
$ 6,871 $ 6,863
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

84
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
We

have

audited

the

accompanying

consolidated

balance

sheets

of

Auburn

National

Bancorporation,

Inc.

and

Subsidiary
(the

“Company”)

as

of

December

31,

2024

and

2023,

the

related

consolidated

statements

of

earnings,

comprehensive
income,

stockholders'

equity

and

cash

flows

for

the

years then

ended,

and

the

related

notes

to

the

consolidated

financial
statements (collectively,

the “financial

statements”).

In our

opinion,

the financial

statements present

fairly,

in all

material
respects, the financial

position of the

Company as of

December 31, 2024

and 2023, and

the results of

its operations

and its
cash

flows

for

the

years

then

ended,

in

conformity

with

accounting

principles

generally

accepted

in

the

United

States

of
America.
Basis for Opinion
These financial statements are

the responsibility of the

Company’s management.

Our responsibility is to express

an opinion
on

the

Company’s

financial

statements

based

on

our

audits.

We

are

a

public

accounting

firm

registered

with

the

Public
Company

Accounting

Oversight

Board

(United

States)

(PCAOB)

and

are

required

to

be

independent

with

respect

to

the
Company

in

accordance

with

U.S.

federal

securities

laws

and

the

applicable

rules

and

regulations

of

the

Securities

and
Exchange Commission and the PCAOB.
We

conducted

our

audits

in

accordance

with

the

standards

of

the

PCAOB.

Those

standards

require

that

we

plan

and
perform the

audit to

obtain reasonable

assurance about

whether the

financial statements

are free

of material

misstatement,
whether

due

to

error

or

fraud.

The

Company

is

not

required

to

have,

nor

were

we

engaged

to

perform,

an

audit

of

its
internal control over financial reporting. As part of

our audits, we are required to obtain an understanding of

internal control
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

Allowance for Credit Losses
As described in Note 5 to the Company’s

consolidated financial statements, the Company has a gross

loan portfolio of $564
million and

related allowance

for credit

losses of

$6.9 million

as of

December 31,

2024. As

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

life method uses an annual charge

-off rate over several
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
March 11, 2025

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(Dollars in thousands, except share data) 2024 2023
Assets:
Cash and due from banks $
15,142
$
27,127
Federal funds sold
37,200
31,412
Interest bearing bank deposits
41,012
12,830
Cash and cash equivalents
93,354
71,369
Securities available-for-sale

243,012
270,910
Loans, net of unearned income
564,017
557,294
Allowance for credit losses
(6,871)
(6,863)
Loans, net
557,146
550,431
Premises and equipment, net
45,931
45,535
Bank-owned life insurance
17,513
17,110
Other assets
20,368
19,900
Total assets $
977,324
$
975,255
Liabilities:
Deposits:
Noninterest-bearing

$
260,874
$
270,723
Interest-bearing
634,950
625,520
Total deposits
895,824
896,243
Federal funds purchased and securities sold under agreements to repurchase —
1,486
Accrued expenses and other liabilities
3,208
1,019
Total liabilities
899,032
898,748
Stockholders' equity:
Preferred stock of $
0.01

par value; authorized
200,000

shares;
issued shares - none
—
—
Common stock of $
0.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,801
Retained earnings
115,759
113,398
Accumulated other comprehensive loss, net
(29,607)
(29,029)
Less treasury stock, at cost -
463,436

shares and
463,521

shares
at December 31, 2024 and 2023, respectively
(11,701)
(11,702)
Total stockholders’

equity
78,292
76,507
Total liabilities and stockholders’

equity
$
977,324
$
975,255
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Year ended December 31
(Dollars in thousands, except share and per share data) 2024 2023
Interest income:
Loans, including fees $
29,735
$
24,925
Securities:
Taxable
5,430
7,208
Tax-exempt
294
1,568
Federal funds sold and interest-bearing bank deposits
3,273
673
Total interest income
38,732
34,374
Interest expense:
Deposits
11,604
7,974
Short-term borrowings
3
72
Total interest expense
11,607
8,046
Net interest income
27,125
26,328
Provision for credit losses
36
135
Net interest income after provision for credit

losses
27,089
26,193
Noninterest income:
Service charges on deposit accounts
614
603
Mortgage lending
608
430
Bank-owned life insurance
403
411
Other
1,849
1,870
Securities losses, net
—
(6,295)
Total noninterest income
3,474
(2,981)
Noninterest expense:
Salaries and benefits
12,534
12,101
Net occupancy and equipment
2,508
2,954
Professional fees
1,188
1,299
FDIC and other regulatory assessments
564
631
Other
5,372
5,609
Total noninterest expense
22,166
22,594
Earnings before income taxes
8,397
618
Income tax expense (benefit)
2,000
(777)
Net earnings $
6,397
$
1,395
Net earnings per share:
Basic and diluted $
1.83
$
0.40
Weighted average shares

outstanding:
Basic and diluted
3,493,690
3,498,030
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Year ended December 31
(Dollars in thousands) 2024 2023
Net earnings $
6,397
$
1,395
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities, net of

tax benefit of $
195

and tax expense of $
2,407

for the years
ended December 31, 2024 and 2023, respectively
(578)
7,177
Reclassification adjustment for net loss on securities

recognized in net earnings, net of tax benefit of none and $
1,581
for the years ended December 31, 2024 and 2023, respectively
—
4,714
Other comprehensive (loss) income
(578)
11,891
Comprehensive income $
5,819
$
13,286
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury

(Dollars in thousands, except share data)
Outstanding Stock capital earnings (loss) income stock Total
Balance, December 31, 2022
3,503,452
$
39
3,797
116,600
(40,920)
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
(263)
Net earnings —
—
—
6,397
—
—
6,397
Other comprehensive loss —
—
—
—
(578)
—
(578)
Cash dividends paid ($
1.08

per share)
—
—
—
(3,773)
—
—
(3,773)
Sale of treasury stock
85
—
1
—
—
1
2
Balance, December 31, 2024
3,493,699
$
39
$
3,802
$
115,759
$
(29,607)
$
(11,701)
$
78,292
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31
(In thousands) 2024 2023
Cash flows from operating activities:
Net earnings $
6,397
$
1,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
36
135
Depreciation and amortization
1,933
1,700
Premium amortization and discount accretion, net
1,505
2,380
Deferred tax expense (benefit)
438
(195)
Net loss on sale of securities available for sale
—
6,295
Net gain on sale of loans held for sale
(261)
(71)
Loans originated for sale
(10,439)
(4,141)
Proceeds from sale of loans
10,622
4,174
Increase in cash surrender value of bank owned life insurance
(403)
(359)
Income recognized from death benefit on bank-owned life insurance
—
(52)
Net (increase) decrease in other assets
(1,168)
2,652
Net increase (decrease) in accrued expenses and other liabilities
2,149
(2,011)
Net cash provided by operating activities $
10,809
$
11,902
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale
—
111,269
Proceeds from maturities, paydowns and calls of securities available-for

-sale
25,620
30,329
Increase in loans, net
(6,709)
(52,892)
Net purchases of premises and equipment
(2,089)
(418)
Decrease (increase) in FHLB stock
32
(164)
Proceeds from bank-owned life insurance death benefit
—
216
Proceeds from surrender of bank-owned life insurance
—
3,037
Net cash provided by investing activities $
16,854
$
91,377
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits
(9,849)
(40,648)
Net increase (decrease) in interest-bearing deposits
9,430
(13,446)
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
(1,486)
(1,065)
Stock repurchases
—
(229)
Dividends paid
(3,773)
(3,776)
Net cash used in financing activities $
(5,678)
$
(59,164)
Net change in cash and cash equivalents $
21,985
$
44,115
Cash and cash equivalents at beginning of period 71,369
27,254
Cash and cash equivalents at end of period $
93,354
$
71,369
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
11,520
$
7,516
Income taxes
1,244
1,230
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
Subsequent Events

The Company has evaluated the effects of events or transactions through the date of this filing that have occurred
subsequent to December 31, 2024. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.

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

Accounting Standards Adopted in 2024
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

The Company adopted ASU 2023-02 effective January 1, 2024 and recorded a cumulative effect
of change in accounting standard adjustment which reduced beginning retained earnings by $0.3 million and reduced our
investment in New Markets Tax

Credits (“NMTCs”) by $0.4 million.

The Company, beginning January

1, 2024, accounts
for its investments in NMTCs using the proportional amortization method through charges to the provision for income
taxes. See Note 3, Variable

Interest Entities.
ASU 2023-07,
Segment Reporting (Topic

280) - Improvement to Reportable Segment

Disclosures.

The amendments in
ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual basis to
enable investors to develop more decisions-useful financial analyses.

ASU 2023-07 is effective for fiscal years beginning
after December 31, 2023.

The Company has adopted ASU 2023-07 as of January 1, 2024 and has determined that its
banking services and branch locations meet the aggregation criteria of ASC 280, Segment Reporting , since each of its banking services and branch locations offer similar products and services, operate in a similar manner, have similar
customers and report to the same regulatory authority,

and therefore operate one line of business located in a single geographic area.

The Company's Chief Executive Officer has been identified as the chief operating decision maker
(“CODM”).
The CODM regularly assesses performance of the aggregated single operating and reporting segment and decides how to
allocate resources based on the net income calculated on the same basis as the net income reported in the Company's
consolidated statements of earnings and other comprehensive earnings and total assets calculated on the same basis as the
total assets reported in the Company’s

consolidated balance sheets. The CODM is also regularly provided with expense information at a level that is consistent with that disclosed in the Company's consolidated statements of earnings and other
comprehensive earnings.

Issued not yet effective accounting standards
ASU 2023-09,
Income Taxes

(Topic 740):

Improvements to Income Tax

Disclosures.

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
Securities
Securities are classified based on management’s

intention at the date of purchase. At December 31, 2024, all of the
Company’s securities were classified

as available-for-sale. Securities available-for-sale are used as part of the Company’s
interest rate risk and liquidity management strategy,

and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any
unrealized gains and losses reported in accumulated other comprehensive income

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

Every loan closed by the Bank’s mortgage

center is run through Fannie Mae or other
purchasing government sponsored enterprise (“GSE”) automated underwriting system.

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

To the extent the lives of the loans

in the portfolio extend
beyond the period for which a reasonable and supportable forecast can be made (which is 4 quarters for the Company), the
Company reverts, on a straight-line basis back to the historical rates over an 8-quarter reversion period.
During the first quarter of 2024, as part of the Company’s

ongoing model monitoring procedures, the annual loss driver
analysis and prepayment, curtailment and funding studies were performed.

The analysis and studies resulted in changes for
all DCF models.

The changes were a result of updating the Company’s

peer group and incorporating data through 2022.
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
Premises and Equipment
Land is carried at cost. Land improvements, buildings and improvements,

and furniture, fixtures, and equipment are carried
at cost, less accumulated depreciation computed on a straight-line metho

d

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

See Note 13 “Fair Value”
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

For more
information related to fair value measurements, please refer to Note 13, Fair

Value.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the year.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other
rights for, or convertible into, shares of

the Company’s common stock.

As of December 31, 2024 and 2023, respectively,
the Company had no such securities or other rights issued or outstanding,

and therefore, no dilutive effect to consider for
the diluted net earnings per share calculation.

The basic and diluted net earnings per share computations for the respective years are presented below.

Year ended December 31
(Dollars in thousands, except share and per share data) 2024 2023
Basic and diluted:
Net earnings $
6,397
$
1,395
Weighted average

common shares outstanding
3,493,690
3,498,030
Net earnings per share $
1.83
$
0.40

NOTE 3: VARIABLE

INTEREST ENTITIES
Generally, a variable interest

entity (“VIE”) is a corporation, partnership, trust or other legal structure that does not have
equity investors with substantive or proportional voting rights or has equity investors that do not provide sufficient financial
resources for the entity to support its activities.

At December 31, 2024, the Company did not have any consolidated VIEs and had one nonconsolidated VIE, which is
discussed below.
New Markets Tax

Credit Investment
The New Markets Tax

Credit (“NMTC”) program provides federal tax incentives to investors to make investments in
distressed communities and promotes economic improvement through the development of successful businesses in these
communities.

The NMTCs are available to investors over seven years and is subject to recapture if certain events occur
during such period.

The Company had one NMTC investment with a balance of $0.9 million and $
1.7

million at December
31, 2024 and 2023, respectively,

which is included in other assets in the Company’s

consolidated balance sheets as a VIE.
While the Company’s investment

exceeds 50% of the outstanding equity interests in this VIE, the Company does not
consolidate the VIE because the Company lacks the power to direct the activities of the VIE, and therefore is not a primary
beneficiary of the VIE.
The Company adopted ASU 2023-02 as of January 1, 2024 which allows us to account for our NMTC investment using the
proportional amortization method.

The following table presents a summary of our NMTC investment at December

31,
2024, and the related tax credit and amortization expense for 2024.

(Dollars in thousands)
December 31,
2024
Balance Sheet Location
New Markets Tax Credit

investment
$
898
Other assets
(Dollars in thousands)
Year ended
December 31,
2024
Income Statement Location
Income tax credits and other income tax benefits $
(445)
Income tax expense
Amortization expense
369
Income tax expense

NOTE 4: SECURITIES
At December 31, 2024 and 2023, respectively,

all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2024 and 2023, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2024
Agency obligations (a)
$
—
26,655
25,756
—
52,411
—
7,734
$
60,145
Agency MBS (a)
10
19,863
14,904
138,899
173,676
—
28,901
202,577
State and political subdivisions
—
966
8,244
7,715
16,925
—
2,901
19,826
Total available-for-sale
$
10
47,484
48,904
146,614
243,012
—
39,536
$
282,548
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
Securities with aggregate fair values of $
222.3

million and $
211.8

million at December 31, 2024 and 2023, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances, and for other
purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.

The
carrying amounts of nonmarketable equity investments were $
1.4

million at both December 31, 2024 and 2023,
respectively.

Nonmarketable equity investments include FHLB-Atlanta stock, Federal

Reserve Bank stock, and stock in a
privately held financial institution.
Fair Value

and Gross Unrealized Losses
The fair values and gross unrealized losses on securities at December

31, 2024 and 2023, respectively,

segregated by those
securities that have been in an unrealized loss position for less than 12 months and

12 months or more are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2024:
Agency obligations

$ — —
52,411
7,734
52,411
$
7,734
Agency MBS
7
—
173,669
28,901
173,676
28,901
State and political subdivisions
1,798
17
14,776
2,884
16,574
2,901
Total

$
1,805
17
240,856
39,519
242,661
$
39,536

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

Agency Obligations

Investments

in

agency

obligations

are

guaranteed

of

full

and

timely

payments

by

the

issuing

agency.

Based

on
management's

analysis

and

judgement,

there

were

no

credit

losses attributable

to

the

Company’s

investments

in
agency obligations at December 31, 2024.

Agency MBS
Investments in

agency MBS

are issued

by Ginnie

Mae, Fannie

Mae, and

Freddie Mac.

Each of

these agencies

provide a
guarantee of full and

timely payments of principal

and interest by the issuing

agency.

Based on management's analysis

and
judgement, there were no credit losses attributable to the Company’s investments in agency MBS at December 31, 2024.

State and Political Subdivisions

Investments

in

state

and

political

subdivisions

are

securities

issued

by

various municipalities

in

the

United

States.

The
majority

of

the

portfolio was

rated

AA

or

higher,

with

no

securities

rated

below

investment

grade

at

December

31,
2024.

Based

on

management's

analysis

and

judgement,

there

were

no

credit

losses

attributable

to

the

Company’s
investments in state and political subdivisions at December 31, 2024.
Realized Gains and Losses
The following table presents the gross realized gains and losses on sales related to securities.

Year ended December 31
(Dollars in thousands) 2024 2023
Gross realized gains $
—
1
Gross realized losses
—
(6,296)
Realized losses, net $
—
(6,295)
NOTE 5: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

December 31
(In thousands) 2024 2023
Commercial and industrial $
63,274
$
73,374
Construction and land development
82,493
68,329
Commercial real estate:
Owner occupied
55,346
66,783
Hotel/motel
35,210
39,131
Multifamily
43,556
45,841
Other
155,880
135,552
Total commercial

real estate
289,992
287,307
Residential real estate:
Consumer mortgage
60,399
60,545
Investment property
58,228
56,912
Total residential real

estate
118,627
117,457
Consumer installment
9,631
10,827
Total loans, net of unearned

income
564,017
557,294

Loans secured by real estate were approximately
87.1
% of the total loan portfolio at December 31, 2024.

At December 31,
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
The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2024
and 2023.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2024:
Commercial and industrial $
63,163
12
—
63,175
99
$
63,274
Construction and land development
82,089
—
—
82,089
404
82,493
Commercial real estate:
Owner occupied
55,346
—
—
55,346
—
55,346
Hotel/motel
35,210
—
—
35,210
—
35,210
Multifamily
43,556
—
—
43,556
—
43,556
Other
155,880
—
—
155,880
—
155,880
Total commercial

real estate
289,992
—
—
289,992
—
289,992
Residential real estate:
Consumer mortgage
59,677
722
—
60,399
—
60,399
Investment property
58,179
49
—
58,228
—
58,228
Total residential real

estate
117,856
771
—
118,627
—
118,627
Consumer installment
9,579
52
—
9,631
—
9,631
Total $
562,679
835
—
563,514
503
$
564,017

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
The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of December 31, 2024 and 2023.

The December 31, 2023 table has been revised to correct revolving loans and properly allocate loans by year of origination.

See Note 1: Summary of Significant Accounting Policies – Correction of Error.

(Dollars in thousands) 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
December 31, 2024:

Commercial and industrial
Pass $
11,290
7,265
8,488
9,677
4,659
16,989
4,425
$
62,793
Special mention
49
74
—
—
—
—
—
123
Substandard
50
21
181
7
—
—
—
259
Nonaccrual
—
99
—
—
—
—
—
99
Total commercial and industrial
11,389
7,459
8,669
9,684
4,659
16,989
4,425
63,274
Current period gross charge-offs
—
—
9
—
—
—
—
9
Construction and land development
Pass
31,144
29,520
16,504
1,794
1,434
104
1,589
$
82,089
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
404
—
—
—
—
—
—
404
Total construction and land development
31,548
29,520
16,504
1,794
1,434
104
1,589
82,493
Current period gross charge-offs
—
—
—
—
—
—
—
—
Commercial real estate:
Owner occupied
Pass
1,921
11,206
6,776
17,114
3,396
12,030
1,552
$
53,995
Special mention
—
249
—
—
591
—
—
840
Substandard
511
—
—
—
—
—
—
511
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
2,432
11,455
6,776
17,114
3,987
12,030
1,552
55,346
Current period gross charge-offs
—
—
—
—
—
—
—
—
Hotel/motel
Pass
480
6,480
5,303
3,079
1,299
14,437
4,132
$
35,210
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
480
6,480
5,303
3,079
1,299
14,437
4,132
35,210
Current period gross charge-offs
—
—
—
—
—
—
—
—

(Dollars in thousands) 2024 2023 2022 2021 2020
Prior to
2020
Revolving
Loans
Total

Loans
December 31, 2024:

Multi-family
Pass
3,739
6,041
17,037
1,863
3,493
6,400
4,983
43,556
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
3,739
6,041
17,037
1,863
3,493
6,400
4,983
43,556
Current period gross charge-offs
—
—
—
—
—
—
—
—
Other
Pass
43,753
21,085
32,521
21,249
16,743
16,289
4,120
155,760
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
120
—
—
120
Nonaccrual
—
—
—
—
—
—
—
—
Total other
43,753
21,085
32,521
21,249
16,863
16,289
4,120
155,880
Current period gross charge-offs
—
—
—
—
—
—
—
—
Residential real estate:
Consumer mortgage
Pass
5,885
18,389
18,434
2,466
2,565
10,590
808
59,137
Special mention
243
—
—
—
2
486
—
731
Substandard
—
—
—
—
—
531
—
531
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer mortgage
6,128
18,389
18,434
2,466
2,567
11,607
808
60,399
Current period gross charge-offs
—
—
—
—
—
61
—
61
Investment property
Pass
10,339
10,824
10,651
8,305
11,435
4,794
1,317
57,665
Special mention
—
—
—
—
—
—
—
—
Substandard
278
40
93
9
143
—
—
563
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
10,617
10,864
10,744
8,314
11,578
4,794
1,317
58,228
Current period gross charge-offs
—
—
—
—
—
—
—
—
Consumer installment
Pass
5,015
2,057
1,911
296
90
113
67
9,549
Special mention
—
9
—
9
—
—
—
18
Substandard
39
15
10
—
—
—
—
64
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
5,054
2,081
1,921
305
90
113
67
9,631
Current period gross charge-offs
25
42
42
1
—
4
—
114
Total loans
Pass
113,566
112,867
117,625
65,843
45,114
81,746
22,993
559,754
Special mention
292
332
—
9
593
486
—
1,712
Substandard
878
76
284
16
263
531
—
2,048
Nonaccrual
404
99
—
—
—
—
—
503
Total loans $
115,140
113,374
117,909
65,868
45,970
82,763
22,993
$ 564,017
Total current period gross charge-offs $
25
42
51
1
—
65
—
184

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
15,820
$
557,294
Total current period gross charge-offs $
34
57
26
1
151
—
—
269

Allowance for Credit Losses
The Company adopted ASC 326 on January 1, 2023, which introduced the Current Expected Credit Losses (“CECL”)
methodology for estimating all expected losses over the life of a financial asset.

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

Year ended December 31,
(Dollars in thousands) 2024 2023
Provision for credit losses:
Loans $ (6) $ 125
Reserve for unfunded commitments
42
10
Total provision for (reversal

of) credit losses
$
36
$
135

The following table details the changes in the allowance for credit losses by portfolio segment for the years ended
December 31, 2024 and 2023.

(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2022 $
747
949
3,109
828
132
$
5,765
Impact of adopting ASC 326
532
(17)
873
(347)
(22)
1,019
Charge-offs
(164)
—
—
—
(105)
(269)
Recoveries
204
—
—
14
5
223
Net (charge-offs) recoveries
40
—
—
14
(100)
(46)
Provision
(31)
28
(61)
51
138
125
Balance, December 31, 2023 $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)
—
—
(61)
(114)
(184)
Recoveries
144
—
—
9
45
198
Net recoveries (charge-offs)
135
—
—
(52)
(69)
14
Provision
(179)
99
(79)
94
59
(6)
Balance, December 31, 2024 $
1,244
1,059
3,842
588
138
$
6,871

The Company did not recognize any interest income on nonaccrual loans during 2024 and 2023.
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
The following table presents the amortized cost basis of collateral dependent loans,

which are individually evaluated to
determine expected credit losses for the years ended December 31, 2024 and 2023:

(Dollars in thousands)
Real

Estate
Business Assets Total Loans
December 31, 2024:
Commercial and industrial $ —
99
$
99
Construction and land development
404
—
404
Total

$
404
99
$
503
December 31, 2023:
Commercial real estate $
783
— $
783
Total

$
783
— $
783
The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
14

thousand and $
47

thousand for the years ended December 31, 2024
and 2023, respectively.
The following table summarizes the Company’s

nonaccrual loan by major categories as of December 31, 2024 and 2023.

Nonaccrual loans Nonaccrual loans Total
(Dollars in thousands) with no Allowance with an Allowance Nonaccrual Loans
December 31, 2024
Commercial and industrial $ — 99 $ 99
Construction and land development 404 — 404
Total

$ 404 99 $ 503
December 31, 2023
Commercial real estate $ 783 — $ 783
Residential real estate — 128 128
Total

$ 783 128 $ 911
The Company had no modifications to loans made to borrowers experiencing financial difficulty at December 31, 2024 and
2023.

NOTE 6: PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2024 and 2023 is presented below.

December 31
(Dollars in thousands) 2024 2023
Land and improvements $
12,800
12,800
Buildings and improvements
36,978
35,442
Furniture, fixtures, and equipment
4,335
3,986
Construction in progress
38
39
Total premises and

equipment
54,151
52,267
Less:

accumulated depreciation
(8,220)
(6,732)
Premises and equipment, net $
45,931
45,535
Depreciation expense was approximately $
1.7

million and $
1.4

million for the years ended December 31, 2024 and 2023,
respectively, and is a component

of net occupancy and equipment expense in the consolidated statements of earnings.
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
December 31, 2024 and 2023.

Year ended December 31
(Dollars in thousands) 2024 2023
Beginning balance
$
992
1,151
Additions, net
79
38
Amortization expense
(179)
(197)
Ending balance
$
892
992
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,382
2,369
End of period
2,204
2,382

Data and assumptions used in the fair value calculation related to MSRs at December

31, 2024 and 2023, respectively,

are
presented below.

December 31
(Dollars in thousands) 2024 2023
Unpaid principal balance
$
205,915
216,648
Weighted average

prepayment speed (CPR)
7.3
%
6.0
Discount rate (annual percentage)
10.0
%
10.5
Weighted average

coupon interest rate
3.6
%
3.5
Weighted average

remaining maturity (months)
242
245
Weighted average

servicing fee (basis points)
25.0
25.0
At December 31, 2024, the weighted average amortization period for MSRs was
7.1

years.

Estimated amortization expense
for each of the next five years is presented below.

(Dollars in thousands) December 31, 2024
2025 $
118
2026
104
2027
91
2028
80
2029
71
NOTE 8:

DEPOSITS
At December 31, 2024, the scheduled maturities of certificates of deposit and other time deposits are presented below.

(Dollars in thousands) December 31, 2024
2025 $
174,608
2026
7,972
2027
6,267
2028
1,636
2029
764
Thereafter
—
Total certificates of

deposit and other time deposits

$
191,247
Additionally, at December

31, 2024 and 2023, approximately $
87.7

million and $
97.6

million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.
At December 31, 2024 and 2023, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.

NOTE 9: LEASE COMMITMENTS
We lease certain office

facilities and equipment under operating leases. Rent expense for all operating leases totaled $
0.1
million and $
0.2

million for the years ended December 31, 2024 and 2023, respectively.

Aggregate lease right of use assets
were $
0.2

million and $
0.5

million at December 31, 2024 and 2023, respectively.

Aggregate lease liabilities were $0.2
million and $
0.5

million at December 31, 2024 and 2023, respectively.

Rent expense includes amounts related to items that
are not included in the determination of lease right of use assets including expenses related to short-term leases totaling
$
0.1

million for the year ended December 31, 2024.
Lease payments under operating leases that were applied to our operating lease liability totaled $
0.1

million during the year
ended December 31, 2024. The following table reconciles future undiscounted lease payments due under non-cancelable
operating leases (those amounts subject to recognition) to the aggregate operating lease liability as of December 31, 2024.

Future lease
(Dollars in thousands) payments
2025 $
81
2026
60
2027
60
2028
45
2029
—
Thereafter
—
Total undiscounted

operating lease liabilities
$
246
Imputed interest
15
Total operating lease liabilities

included in the accompanying consolidated balance sheets
$
231
Weighted-average

lease terms in years
3.47
Weighted-average

discount rate
3.20
%
NOTE 10:

INCOME TAXES
For the years ended December 31, 2024 and 2023 the components of income tax expense from continuing operations are
presented below.

Year ended December 31
(Dollars in thousands) 2024 2023
Current income tax expense (benefit):
Federal $
991
(448)
State
571
(134)
Total current

income tax expense (benefit)
1,562
(582)
Deferred income tax expense (benefit):
Federal
473
(293)
State
(35)
98
Total deferred income

tax expense (benefit)
438
(195)
Total income

tax expense (benefit)
$
2,000
(777)

Total income

tax expense differs from the amounts computed by applying the statutory federal income tax rate of 21% to
earnings before income taxes.

A reconciliation of the differences for the years ended December

31, 2024 and 2023, is
presented below.

2024 2023
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
8,397
618
Income taxes at statutory rate
1,763
21.0
%
130
21.0
%
Tax-exempt interest
(290)
(3.5)
(493)
(79.8)
State income taxes, net of

federal tax effect
388
4.6
(43)
(7.0)
New Markets Tax Credit
(58)
(0.7)
(356)
(57.6)
Bank-owned life insurance
(85)
(1.0)
(88)
(14.2)
Other
282
3.4
73
11.9
Total income

tax expense (benefit)
$
2,000
23.8
%
(777)
(125.7)
%
At December 31, 2024 and 2023, the Company had a net deferred tax asset of $10.2 million and $10.3 million, respectively,
included in other assets on the consolidated balance sheet.

The tax effects of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December

31, 2024 and 2023 are presented
below.

December 31
(Dollars in thousands) 2024 2023
Deferred tax assets:
Allowance for credit losses $
1,726
1,724
Unrealized loss on securities
9,929
9,734
Net operating loss carry-forwards

—

253
Tax credit carry-forwards

—

356
Accrued bonus

207
185
Right of use liability
58
128
Other
99
71
Total deferred tax

assets
12,019
12,451
Deferred tax liabilities:
Premises and equipment
1,212
1,315
Originated mortgage servicing rights
224
249
Right of use asset
58
122
New Markets Tax Credit

investment

—

181
Other
333
332
Total deferred tax

liabilities
1,827
2,199
Net deferred tax asset $
10,192
10,252
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion of the entire deferred tax asset will not be realized.

The ultimate realization of deferred tax
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences
become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable
income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and
projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred
tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these
deductible differences at December 31, 2024.

The amount of the deferred tax assets considered realizable, however,

could
be reduced in the near term if estimates of future taxable income are reduced.

The change in the net deferred tax asset for the years ended December 31, 2024 and 2023, is presented

below.

Year ended December 31
(Dollars in thousands) 2024 2023
Net deferred tax asset (liability):
Balance, beginning of year $ 10,252
13,769
Cumulative effect of change in accounting standard
183
276
Deferred tax expense (benefit) related to continuing operations
(438)
195
Stockholders' equity,

for accumulated other comprehensive income
195
(3,988)
Balance, end of year
$
10,192
10,252
ASC 740, Income Taxes,

defines the threshold for recognizing the benefits of tax return positions in the financial statements
as “more-likely-than-not” to be sustained by the taxing authority.

This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.

As of December 31, 2024, the
Company had no unrecognized tax benefits related to federal or state income tax matters.

The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during

2025 relative to any tax positions taken prior to
December 31, 2024.

As of December 31, 2024, the Company has accrued no interest and no penalties related to uncertain
tax positions.

It is the Company’s policy to recognize

interest and penalties related to income tax matters in income tax expense.

The Company and its subsidiaries file consolidated U.S. federal and

State of Alabama income tax returns.

The Company is
currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the
years ended December 31, 2021 through 2024.

NOTE 11:

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

3% up to 5% of each participant's

eligible
compensation, for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching
contributions to the Plan were approximately $
0.3

million for both of the years ended December 31, 2024 and 2023, respectively, and are

included in salaries and benefits expense.
NOTE 12:

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
At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amount represents
credit risk.

December 31
(Dollars in thousands) 2024 2023
Commitments to extend credit $
84,667
$
73,606
Standby letters of credit
738
629
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

Consolidated Statement of Earnings.

The allowance for credit losses
related to unfunded commitments was $
0.3

million at both December 31, 2024 and 2023, respectively,

and is included in
other liabilities on the Company’s

Consolidated Balance Sheet.

See “Note 1: Summary of Significant Accounting Policies –
Allowance for credit losses – Unfunded

commitments.”
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

The Company has a recorded a liability for the estimated fair value of these standby letters of credit in the amount of $
13
thousand and $
9

thousand at December 31, 2024 and 2023, respectively.
Contingent Liabilities
The Company and the Bank are involved in various legal proceedings, arising in connection with their business.

In the
opinion of management, based upon consultation with legal counsel, the ultimate resolution of these proceedings will not
have a material adverse effect upon the consolidated

financial condition or results of operations of the Company and the
Bank.
NOTE 13: FAIR VALUE

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

December 31, 2024 and 2023, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
31, 2024 and 2023, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2024:
Securities available-for-sale:
Agency obligations

$
52,411
—
52,411
—
Agency MBS
173,676
—
173,676
—
State and political subdivisions
16,925
—
16,925
—
Total securities available

-for-sale
243,012
—
243,012
—
Total

assets at fair value
$
243,012
—
243,012
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
December 31, 2024 and 2023, respectively,

by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2024:
Loans, net (1) $
503
—
—
503
Other assets (2)
892
—
—
892
Total assets at fair value $
1,395
—
—
1,395
December 31, 2023:
Loans, net (1) $
783
—
—
783
Other assets (2)
992
—
—
992
Total assets at fair value $
1,775
—
—
1,775
(1)
Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net carried at lower of cost or estimated fair value.
Quantitative Disclosures for Level 3 Fair Value

Measurements
At December 31, 2024 and 2023, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level
3 assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023, the significant unobservable
inputs used in the fair value measurements are presented below.

Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique

Unobservable Input
Range of Input
December 31, 2024:
Collateral dependent loans $
503
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
892
Discounted cash flow Prepayment speed or CPR
6.7
-
11.2
%
7.3
%

Discount rate
10.0
-
12.0
%
10.0
%
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
The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at December 31, 2024 and 2023 are presented below.

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

Fair Value Hierarchy
Carrying

Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2024:
Financial Assets:
Loans, net (1) $
557,146
$
532,344
$
—
$
—
$
532,344
Financial Liabilities:
Time Deposits $
191,247
$
190,363
$
—
$
190,363
$
—
December 31, 2023:
Financial Assets:
Loans, net (1) $
550,431
$
526,372
$
—
$
—
$
526,372
Financial Liabilities:
Time Deposits $
198,215
$
195,171
$
—
$
195,171
$
—
(1) Represents loans, net and the allowance for credit losses.

The fair value of loans was measured using an

exit price notion.
NOTE 14: RELATED PARTY

TRANSACTIONS
The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and
executive officers of the Company,

the Bank, and their immediate families and affiliates.

These persons, corporations, and
firms have had transactions in the ordinary course of business with the Company and Bank, including borrowings, all of
which management believes were on substantially the same terms, including interest rates and collateral, as those prevailing
at the time of comparable transactions with unaffiliated persons and did not involve more than the normal risk of
collectability or present other unfavorable features.

A summary of such outstanding loans is presented below:

(Dollars in thousands)
Amount
Loans outstanding at December 31, 2023
$
1,897
New loans/advances
442
Repayments
(578)
Loans outstanding at December 31, 2024
$
1,761

During 2024 and 2023, certain executive officers

,

directors and principal shareholders of the Company and the Bank, including companies and related parties with which they are affiliated,

were deposit customers of the bank.

Total deposits
for these persons at December 31, 2024 and 2023 amounted to $
9.9

million and $
21.1

million, respectively.
NOTE 15: REGULATORY

RESTRICTIONS AND CAPITAL

RATIOS
As required by the Economic Growth, Regulatory Relief, and Consumer Protection

Act of 2018, the Federal Reserve Board
issued rule that expanded applicability of the Board’s

small bank holding company policy statement (the “Small BHC
Policy Statement”) and has been added as Appendix C to Federal Reserve Regulation

Y.

These increased the Small BHC
Policy Statement’s asset limit from

$1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2)

does not conduct
significant off-balance sheet activities; and (3) does not have a materi al amount of debt or equity securities, other than trust-
preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for
supervisory purposes, the Federal Reserve may exclude a company from this asset level increase. The Federal Reserve has
treated the Company as a small bank holding company for purposes of the Small BHC Policy Statement and therefore has
considered only the Bank’s capital and

not the Company’s consolidated capital.

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
As of December 31, 2024, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier

1 risk-
based, and Tier 1 leverage ratios as set forth in the

following table. Management has not received any notification from the
Bank's regulators that changes the Bank’s

regulatory capital status.

The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2024 and 2023
are presented below.

Minimum for capital
Minimum to be

Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2024:
Tier 1 Leverage Capital $
106,288
10.49
% $
40,543
4.00
% $
50,679
5.00
%
CET1 Risk-Based Capital
106,288
14.80
32,307
4.50
46,665
6.50
Tier 1 Risk-Based Capital
106,288
14.80
43,075
6.00
57,434
8.00
Total Risk-Based Capital
113,487
15.81
57,434
8.00
71,792
10.00
At December 31, 2023:
Tier 1 Leverage Capital $
103,886
9.72
% $
42,732
4.00
% $
53,415
5.00
%
CET1 Risk-Based Capital
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
Capital adequacy considerations could further limit the availability of dividends from the Bank. At December 31, 2024, the
Bank could have declared additional dividends of approximately $
9.7

million without prior approval of regulatory
authorities.

As a result of this limitation, approximately $
67.2

million of the Company’s investment in

the Bank was
restricted from transfer in the form of dividends.

NOTE 16: AUBURN NATIONAL

BANCORPORATION

(PARENT COMPANY)
The Parent Company’s condensed

balance sheets and related condensed statements of earnings and cash flows are as
follows.

CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2024 2023
Assets:
Cash and due from banks
$
1,001
1,277
Investment in bank subsidiary
76,852
74,857
Other assets
532
523
Total assets
$
78,385
76,657
Liabilities:
Accrued expenses and other liabilities $
93
150
Total liabilities
93
150
Stockholders' equity
78,292
76,507
Total liabilities and stockholders'

equity
$
78,385
76,657

CONDENSED STATEMENTS

OF EARNINGS
Year ended December 31
(Dollars in thousands) 2024 2023
Income:
Dividends from bank subsidiary
$
3,773
3,776
Noninterest income
1
8
Total income
3,774
3,784
Expense:
Noninterest expense
258
239
Total expense
258
239
Earnings before income tax expense and equity
in undistributed (distributed) earnings of bank subsidiary
3,516
3,545
Income tax benefit
(46)
(30)
Earnings before equity in undistributed (distributed) earnings of bank subsidiary
3,562
3,575
Equity in undistributed (distributed) earnings of bank subsidiary
2,835
(2,180)
Net earnings $
6,397
1,395

CONDENSED STATEMENTS

OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2024 2023
Cash flows from operating activities:
Net earnings
$
6,397
1,395
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net increase in other assets
(9)
(1)
Net (decrease) increase in other liabilities
(56)
8
Equity in (undistributed) distributed earnings of bank subsidiary
(2,835)
2,180
Net cash provided by operating activities
3,497
3,582
Cash flows from financing activities:
Dividends paid
(3,773)
(3,776)
Stock repurchases
—
(229)
Net cash used in financing activities
(3,773)
(4,005)
Net change in cash and cash equivalents
(276)
(423)
Cash and cash equivalents at beginning of period 1,277
1,700
Cash and cash equivalents at end of period $
1,001
1,277

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

Under the direction of the Company’s

Chief Executive Officer and Chief Financial Officer,

management has assessed the
effectiveness of the Company’s

internal control over financial reporting as of December 31, 2024 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December 31,

2024.

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

internal controls over
financial reporting.

ITEM 9B.

OTHER INFORMATION
Trading Plans.

None.
Insider Trading Policy.

The Company maintains an Insider Trading

Policy that was reviewed, amended and approved most
recently on February 5, 2025.

This Policy applies to employees and officers of the Company and its subsidiaries
(collectively, the

“Company”), (2) members of the boards of directors of the Company,

the Bank and subsidiaries (the
“Board”), advisory directors and Board observers, and (3) consultants or independent contractors whose business
relationship with the Company provides access to Material Nonpublic

Information regarding the Company,

and certain of
their family members.

It also includes a Policy on Company Trading in its Securities to promote compliance with Nasdaq
listing standards and any insider trading laws, which are applicable to the Company.

A complete copy of the Insider
Trading Policy is filed as Exhibit 19.1 to this Annual

Report on Form 10-K.
ITEM 9C.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT

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

“Additional Information Concerning the Company’s

Board of
Directors and Committees,” “Executive Compensation,” “Audit Committee

Report” and “Compliance with Section 16(a) of
the Securities Exchange Act of 1934” in our Proxy Statement, and

is incorporated herein by reference.
The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers

and
employees, including the Company’s

principal executive officer, principal

financial and principal accounting officer,
controller and other senior financial officers performing

similar functions. The Code of Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee, and the Nominating

and Corporate Governance Committee,
can be found by hovering over the heading “About Us” on the Company’s website,
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
Kickliter, Senior Vice

President of Compliance and Internal Audit, or Laura Carrington,

Vice President of Human
Resources, at (334) 821-9200.
ITEM 11.

EXECUTIVE COMPENSATION
Information required by this item is set forth under the headings “Corporate

Governance,” “Executive Officers” and
“Executive Compensation”

in the Proxy Statement, and is incorporated herein by reference.
ITEM 12.

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER

MATTERS
Information required by this item is set forth under the headings “Proposal

One: Election of Directors - Information about
Nominees for Directors and Executive Officers,”

“Equity Compensation Plan Information” and “Stock Ownership by
Certain Persons” in the Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN

RELATIONSHIPS

AND RELATED

TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is set forth under the headings “Proposal

One: Election of Directors – Information about
Nominees for Directors and Executive Officers,” “Corporate

Governance” and “Certain Transactions and

Business
Relationships” in the Proxy Statement, and is incorporated herein by reference.
ITEM 14.

PRINCIPAL ACCOUNTING

FEES AND SERVICES

Information required by this item is set forth under the heading Proposal 4:

“Ratification of Independent Public
Accountants” in our Proxy Statement, and is incorporated herein by reference.

PART

IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a)
List of all Financial Statements

The following consolidated financial statements and report of independent registered public accounting firm of the
Company are included in this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (Elliott Davis, LLC, Greenville,

South Carolina, PCAOB
Firm ID: 149)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements

of Earnings for the years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income for the years ended

December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended

December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December

31, 2024 and 2023
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

19.1
Insider Trading Policy

21.1
Subsidiaries of Registrant

23.1
Consent of Independent Registered Public Accounting Firm

31.1
Certification signed by the Chief Executive Officer pursuant to SEC Rule 13a-14(a).

31.2
Certification signed by the Chief Financial Officer pursuant to SEC Rule 13a-14(a).

32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes -Oxley
Act of 2002 by David A. Hedges, President and Chief Executive Offi cer *

32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes -Oxley
Act of 2002 by W. James Walker, IV, Senior Vice President and Chief Financial Officer.*

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (included by reference from Registrant's
Form 10-K/A dated April 12, 2024 (File No. 000-26486))

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused
this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of
Alabama, on March 11, 2025.

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
March 11, 2025

/S/ W. JAMES

WALKER,

IV
W. James Walker,

IV

SVP,

Chief Financial Officer
(Principal Financial and Accounting Officer)
March 11, 2025

/S/ ROBERT W.

DUMAS
Robert W.

Dumas

Chairman of the Board March 11, 2025

/S/ C. WAYNE

ALDERMAN
C. Wayne Alderman

Director March 11, 2025

/S/ TERRY W.

ANDRUS
Terry W.

Andrus

Director March 11, 2025

/S/ J. TUTT BARRETT
J. Tutt Barrett

Director March 11, 2025

/S/ LAURA J. COOPER
Laura Cooper

Director March 11, 2025

/S/ WILLIAM F. HAM, JR.
William F.

Ham, Jr.

Director March 11, 2025

/S/ DAVID

E. HOUSEL
David E. Housel

Director March 11, 2025

/S/ MICHAEL A. LAWLER
Michael A. Lawler

Director March 11, 2025

/S/ SANDRA J. SPENCER
Sandra J. Spencer

Director March 11, 2025

/S/ ANNE M. MAY
Anne M. May

Director March 11, 2025