Form 10-Q
period 2025-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2025-05-02
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2025
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
Class Outstanding at May 1, 2025
Common Stock, $0.01 par value per share
3,493,699

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1
Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2025 and December 31, 2024
4

Consolidated Statements of Earnings (Unaudited) for the quarters ended March 31, 2025 and 2024
5

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March
31, 2025 and 2024
6

Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2025 and 2024
7

Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2025 and 2024
8

Notes to Consolidated Financial Statements (Unaudited
)
9
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
26

Table 1 – Explanation of Non-GAAP Financial Measures
42

Table 2 – Selected Quarterly Financial Data
43

Table 3 – Average Balances and Net Interest Income Analysis for the quarters ended March 31, 2025 and 2024
44
Item 3
Quantitative and Qualitative Disclosures About Market Risk
45
Item 4
Controls and Procedures
45
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
45
Item 1A
Risk Factors
45
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
46
Item 3
Defaults Upon Senior Securities
46
Item 4
Mine Safety Disclosures
46
Item 5
Other Information
46
Item 6
Exhibits
47

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

March 31, December 31,
(Dollars in thousands, except share data) 2025 2024
Assets:
Cash and due from banks $
22,179
$
15,142
Federal funds sold
30,123
37,200
Interest-bearing bank deposits
66,354
41,012
Cash and cash equivalents
118,656
93,354
Securities available-for-sale

242,468
243,012
Loans held for sale
290
—
Loans 560,650
564,017
Allowance for credit losses
(6,750)
(6,871)
Loans, net
553,900
557,146
Premises and equipment, net
45,673
45,931
Bank-owned life insurance
17,618
17,513
Other assets
18,181
20,368
Total assets $
996,786
$
977,324
Liabilities:
Deposits:
Noninterest-bearing

$
271,749
$
260,874
Interest-bearing
638,754
634,950
Total deposits
910,503
895,824
Accrued expenses and other liabilities
3,168
3,208
Total liabilities
913,671
899,032
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued — —
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,802
Retained earnings
116,346
115,759
Accumulated other comprehensive loss, net
(25,371)
(29,607)
Less treasury stock, at cost -
463,436

shares at both March 31, 2025
and December 31, 2024, respectively
(11,701)
(11,701)
Total stockholders’

equity
83,115
78,292
Total liabilities and stockholders’

equity
$
996,786
$
977,324
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2025 2024
Interest income:
Loans, including fees $
7,543
$
6,990
Securities
Taxable
1,281
1,411
Tax-exempt
68
74
Federal funds sold and interest bearing bank deposits
969
754
Total interest income
9,861
9,229
Interest expense:
Deposits
2,816
2,570
Short-term borrowings
—
2
Total interest expense
2,816
2,572
Net interest income
7,045
6,657
Provision for credit losses
(10)
334
Net interest income after provision for credit

losses
7,055
6,323
Noninterest income:
Service charges on deposit accounts
155
156
Mortgage lending
93
150
Bank-owned life insurance
105
102
Other
394
479
Total noninterest income
747
887
Noninterest expense:
Salaries and benefits
3,310
3,071
Net occupancy and equipment
714
763
Professional fees
287
326
Other
1,569
1,515
Total noninterest expense
5,880
5,675
Earnings before income taxes
1,922
1,535
Income tax expense
392
164
Net earnings $
1,530
$
1,371
Net earnings per share:
Basic and diluted $
0.44
$
0.39
Weighted average shares

outstanding:
Basic and diluted
3,493,699
3,493,663
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2025 2024
Net earnings $
1,530
$
1,371
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities, net of

tax expense of $
1,421

and tax benefit of $
734
, respectively
4,236
(2,184)
Other comprehensive income (loss)
4,236
(2,184)
Comprehensive income (loss) $
5,766
$
(813)
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings loss stock Total
Quarter ended March 31, 2025
Balance, December 31, 2024
3,493,699
$
39
3,802
115,759
(29,607)
(11,701)
$
78,292
Net earnings —
—
—
1,530
—
—
1,530
Other comprehensive income —
—
—
—
4,236
—
4,236
Cash dividends paid ($
.27

per share)
—
—
—
(943)
—
—
(943)
Balance, March 31, 2025
3,493,699
$
39
3,802
116,346
(25,371)
(11,701)
$
83,115
Quarter ended March 31, 2024
Balance, December 31, 2023
3,493,614
$
39
3,801
113,398
(29,029)
(11,702)
$
76,507
Cumulative effect of change in accounting
standard —
—
—
(263)
—
—
(263)
Net earnings —
—
—
1,371
—
—
1,371
Other comprehensive loss —
—
—
—
(2,184)
—
(2,184)
Cash dividends paid ($
.27

per share)
—
—
—
(943)
—
—
(943)
Sale of treasury stock
85
—
1
—
—
—
1
Balance, March 31, 2024
3,493,699
$
39
3,802
113,563
(31,213)
(11,702)
$
74,489
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

Quarter ended March 31,
(Dollars in thousands) 2025 2024
Cash flows from operating activities:
Net earnings $
1,530
$
1,371
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses (10) 334
Depreciation and amortization
528
434
Premium amortization and discount accretion, net
354
386
Net gain on sale of loans held for sale
(8)
(57)
Loans originated for sale
(1,470)
(3,123)
Proceeds from sale of loans
1,182
2,993
Increase in cash surrender value of bank-owned life insurance
(105)
(102)
Net decrease (increase) in other assets
713
(1,500)
Net (decrease) increase in accrued expenses and other liabilities
(87)
2,345
Net cash provided by operating activities
2,627
3,081
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
5,847
6,836
Decrease (increase) in loans, net
3,303
(10,208)
Net purchases of premises and equipment
(211)
(1,043)
Decrease in FHLB stock
—
32
Net cash provided by (used in) investing activities
8,939
(4,383)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits
10,875
(7,239)
Net increase in interest-bearing deposits
3,804
10,669
Net increase in federal funds purchased and securities sold

under agreements to repurchase
—
27
Dividends paid
(943)
(943)
Net cash provided by financing activities
13,736
2,514
Net change in cash and cash equivalents
25,302
1,212
Cash and cash equivalents at beginning of period
93,354
71,369
Cash and cash equivalents at end of period $
118,656
$
72,581
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,822
$
2,442
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

further
information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2024.
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

(“OREO”).
Revenue Recognition
The Company’s sources of

income that fall within the scope of ASC 606 include service charges on deposits, ATM

and
interchange fees and gains and losses on sales of OREO, all of which are presented as components of noninterest income.
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

Subsequent Events

The Company has evaluated the effects of events and

transactions through the date of this filing that have occurred subsequent to March 31, 2025.

The Company does not believe there were any material subsequent events during this
period that would have required further recognition or disclosure in the unaudited consolidated financial statements
included in this report.

Accounting Developments
In the first quarter of 2025, the Company did not adopt any new accounting guidance.
NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2025 and 2024, respectively.

Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for,

or convertible into, shares of the Company’s

common stock.

At
March 31, 2025 and 2024, respectively,

the Company had no such securities or rights issued or outstanding, and therefore, no dilutive effect to consider for the diluted net earnings per share calculation.
The basic and diluted net earnings per share computations for the respective periods are presented below

Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2025 2024
Basic and diluted:
Net earnings $
1,530
$
1,371
Weighted average

common shares outstanding
3,493,699
3,493,663
Net earnings per share $
0.44
$
0.39
NOTE 3: SECURITIES
At March 31, 2025 and December 31, 2024, respectively,

all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2025 and December 31, 2024,

respectively, are presented

below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2025
Agency obligations (a) $
—
26,867
26,052
—
52,919
—
6,343
$
59,262
Agency MBS (a)
1
19,998
16,181
136,407
172,587
—
24,700
197,287
State and political subdivisions
—
1,625
7,763
7,574
16,962
—
2,836
19,798
Total available-for-sale $
1
48,490
49,996
143,981
242,468
—
33,879
$
276,347

December 31, 2024
Agency obligations (a) $
—
26,655
25,756
—
52,411
—
7,734
$
60,145
Agency MBS (a)
10
19,863
14,904
138,899
173,676
—
28,901
202,577
State and political subdivisions
—
966
8,244
7,715
16,925
—
2,901
19,826
Total available-for-sale $
10
47,484
48,904
146,614
243,012
—
39,536
$
282,548
(a) Includes securities issued by U.S. government agencies or government

-sponsored entities.

Expected lives of these

securities may differ from contractual maturities because (i) issuers may have the right to call or repay such securities
obligations with or without prepayment penalties and (ii) borrowers of the loans included in Agency MBS generally

have the right to prepay such loan in whole or in part at any time.
Securities with aggregate fair values of $
229.5

million and $
222.3

at March 31, 2025 and December 31, 2024, respectively,
were pledged to secure public deposits,

securities sold under agreements to repurchase, FHLB advances, and for other
purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.4

million at March 31, 2025 and December 31, 2024,
respectively.

Non-marketable equity investments include FHLB of Atlanta stock, Federal Reserve

Bank of Atlanta
(“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at March 31, 2025 and December 31, 2024, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.

Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2025:
Agency obligations

$
—
—
52,919
6,343
$
52,919
6,343
Agency MBS
2
—
172,585
24,700
172,587
24,700
State and political subdivisions
1,772
42
14,840
2,794
16,612
2,836
Total

$
1,774
42
240,344
33,837
$
242,118
33,879

December 31, 2024:
Agency obligations

$
—
—
52,411
7,734
$
52,411
7,734
Agency MBS
7
—
173,669
28,901
173,676
28,901
State and political subdivisions
1,798
17
14,776
2,884
16,574
2,901
Total

$
1,805
17
240,856
39,519
$
242,661
39,536
For the securities in the previous table, the Company assesses whether or not it intends to sell the security, or more

likely
than not will be required to sell the security,

before recovery of its amortized cost basis which would require a write-down to fair value through net income.

Because the Company currently does not intend to sell those securities that have an unrealized loss at March 31, 2025, and it is not more-likely-than-not that the

Company will be required to sell the securities
before recovery of their amortized cost bases, which may be maturity,

the Company has determined that no write-down is
necessary.

In addition, the Company evaluates whether any portion of the decline in fair value of securities is the result of
credit deterioration, which would require the recognition of an allowance for credit losses.

Such evaluations consider the
extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known
adverse conditions related to the specific security.

The unrealized losses associated with securities at March 31, 2025 are driven by changes in interest rates and are not due to the credit quality of the securities,

and accordingly, no allowance

for
credit losses is considered necessary related to securities at March 31, 2025.

These securities will continue to be monitored
as a part of the Company’s ongoing

evaluation of credit quality.

Management evaluates the financial performance of the
issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest
payments.
Realized Gains and Losses

The Company had no realized gains or losses on sale of securities during the quarter ended March 31, 2025 and 2024,
respectively.

NOTE 4: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

March 31, December 31,
(Dollars in thousands) 2025 2024
Commercial and industrial $
59,061
$
63,274
Construction and land development
86,403
82,493
Commercial real estate:
Owner occupied
61,079
55,346
Hotel/motel
34,607
35,210
Multi-family
43,198
43,556
Other
149,469
155,880
Total commercial

real estate
288,353
289,992
Residential real estate:
Consumer mortgage
59,659
60,399
Investment property
57,841
58,228
Total residential real

estate
117,500
118,627
Consumer installment
9,333
9,631
Total Loans $
560,650
$
564,017
Loans secured by real estate were approximately 87.8% of the Company’s total loan portfolio at March 31, 2025.

At March
31, 2025, the Company’s geographic

loan distribution was concentrated primarily in Lee County,

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March
31, 2025 and December 31, 2024.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2025:
Commercial and industrial $
58,994
64
—
59,058
3 $
59,061
Construction and land development
85,894
105
—
85,999
404
86,403
Commercial real estate:
Owner occupied
61,079
—
—
61,079
—
61,079
Hotel/motel
34,607
—
—
34,607
—
34,607
Multi-family
43,198
—
—
43,198
—
43,198
Other
149,350
119
—
149,469
—
149,469
Total commercial

real estate
288,234
119
—
288,353
—
288,353
Residential real estate:
Consumer mortgage
59,183
403
—
59,586
73
59,659
Investment property
57,724
—
77
57,801
40
57,841
Total residential real

estate
116,907
403
77
117,387
113
117,500
Consumer installment
9,262
71
—
9,333
—
9,333
Total $
559,291
762
77
560,130
520
$ 560,650

December 31, 2024:
Commercial and industrial $
63,163
12
—
63,175
99 $
63,274
Construction and land development
82,089
—
—
82,089
404
82,493
Commercial real estate:
Owner occupied
55,346
—
—
55,346
—
55,346
Hotel/motel
35,210
—
—
35,210
—
35,210
Multi-family
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

The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of March 31, 2025 and December 31, 2024.

Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total

Loans
(Dollars in thousands)
March 31, 2025:

Commercial and industrial
Pass $
2,160
5,714
6,740
8,130
12,128
21,273
2,550
$
58,695
Special mention
—
49
74
—
—
—
—
123
Substandard
51
—
19
164
6
—
—
240
Nonaccrual
—
—
—
3
—
—
—
3
Total commercial and industrial
2,211
5,763
6,833
8,297
12,134
21,273
2,550
59,061
Current period gross charge-offs — —
99
— — — —
99
Construction and land development
Pass
4,983
35,676
23,353
16,671
951
737
3,628
85,999
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
404
—
—
—
—
—
404
Total construction and land development
4,983
36,080
23,353
16,671
951
737
3,628
86,403
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
7,216
1,440
10,856
6,626
16,856
14,968
2,028
59,990
Special mention
—
—
—
—
—
581
—
581
Substandard
—
508
—
—
—
—
—
508
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
7,216
1,948
10,856
6,626
16,856
15,549
2,028
61,079
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
—
461
6,397
9,322
3,047
15,380
—
34,607
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
—
461
6,397
9,322
3,047
15,380
—
34,607
Current period gross charge-offs — — — — — — — —

Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total

Loans
(Dollars in thousands)
March 31, 2025:

Multi-family
Pass
20
3,728
8,495
16,930
1,843
12,160
22
43,198
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
20
3,728
8,495
16,930
1,843
12,160
22
43,198
Current period gross charge-offs — — — — — — — —
Other
Pass
974
32,992
19,560
30,079
21,556
31,565
12,624
149,350
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
119
—
119
Nonaccrual
—
—
—
—
—
—
—
—
Total other
974
32,992
19,560
30,079
21,556
31,684
12,624
149,469
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
806
5,003
17,298
17,824
2,598
13,201
1,582
58,312
Special mention
—
244
—
—
—
262
—
506
Substandard
—
—
—
—
—
768
—
768
Nonaccrual
—
—
73
—
—
—
—
73
Total consumer mortgage
806
5,247
17,371
17,824
2,598
14,231
1,582
59,659
Current period gross charge-offs — — — —
—
1 —
1
Investment property
Pass
1,409
10,306
10,404
10,661
8,157
15,573
762
57,272
Special mention
—
—
—
—
—
—
—
—
Substandard
—
287
—
93
7
142
—
529
Nonaccrual
—
—
40
—
—
—
—
40
Total investment property
1,409
10,593
10,444
10,754
8,164
15,715
762
57,841
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
2,022
3,401
1,688
1,461
230
107
333
9,242
Special mention
1
—
11
—
9
—
—
21
Substandard
—
46
15
9
—
—
—
70
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
2,023
3,447
1,714
1,470
239
107
333
9,333
Current period gross charge-offs —
—
—
—
—
—
—
—
Total loans
Pass
19,590
98,721
104,791
117,704
67,366
124,964
23,529
556,665
Special mention
1
293
85
—
9
843
—
1,231
Substandard
51
841
34
266
13
1,029
—
2,234
Nonaccrual
—
404
113
3
—
—
—
520
Total loans $
19,642
100,259
105,023
117,973
67,388
126,836
23,529
$
560,650
Total current period gross charge-offs $ —
—
99
—
—
1
—
100

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

Allowance for Credit Losses
The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and for
loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an
individual basis.
The composition of the provision for credit losses for the respective periods is presented below.

Quarter ended March 31,
(Dollars in thousands) 2025 2024
Provision for credit losses:
Loans $
(57)

$
285

Reserve for unfunded commitments
47

49

Total provision for credit

losses
$
(10)

$
334

The following table details the changes in the allowance for credit losses for loans,

by portfolio segment, for the respective
periods.

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended March 31, 2025:
Beginning balance $
1,244
1,059
3,842
588
138
$
6,871
Charge-offs
(99)
—
—
(1)
—
(100)
Recoveries
28
—
—
2
6
36
Net (charge-offs) recoveries
(71)
—
—
1
6
(64)
Provision for credit losses
46
342
(689)
272
(28)
(57)
Ending balance $
1,219
1,401
3,153
861
116
$
6,750

Quarter ended March 31, 2024:
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs
—
—
—
—
(24)
(24)
Recoveries
66
—
—
3
22
91
Net recoveries (charge-offs)
66
—
—
3
(2)
67
Provision for credit losses
61
(120)
281
64
(1)
285
Ending balance $
1,415
840
4,202
613
145
$
7,215
The following table presents the amortized cost basis of collateral dependent loans,

which are individually evaluated to
determine expected credit losses for the respective periods:

Business
(Dollars in thousands) Real Estate Assets Total Loans
March 31, 2025:
Construction and land development $
404
— $
404
Total

$
404
— $
404
December 31, 2024:
Commercial and industrial $ —
99
$
99
Construction and land development $
404
— $
404
Total

$
404
99
$
503

The following table summarizes the Company’s

nonaccrual loans by major categories for the respective periods.

(Dollars in thousands) No Allowance With an Allowance Total
March 31, 2025
Commercial and industrial $ —
3
3
Construction and land development —
404
404
Residential real estate —
113
113
Total

$
—
520
520
December 31, 2024
Commercial and industrial $ —
99
99
Construction and land development
404
—
404
Total

$
404
99
503
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

The change in amortized MSRs and the related valuation allowance for the quarters ended March 31, 2025 and 2024 are
presented below.

Quarter ended March 31,
(Dollars in thousands) 2025 2024
MSRs, net:
Beginning balance
$
892
$
992
Additions, net
6
12
Amortization expense
(41)
(39)
Ending balance
$
857
$
965
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,204
$
2,382
End of period
2,201
2,378

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

For the quarter ended March 31, 2025, there were no
transfers between levels and no changes in valuation techniques for the

Company’s financial assets and liabilities.
Assets and liabilities measured at fair value on a recurring basis
Securities available-for-sale
Fair values of securities available for sale were primarily measured using Level 2 inputs.

For these securities, the Company
obtains pricing data from third-party pricing services.

These third-party pricing services consider observable data that may include broker/dealer quotes, market spreads, cash flows, benchmark yields,

reported trades for similar securities, market
consensus prepayment speeds, credit information, and the securities’ terms and conditions.

On a quarterly basis,
management reviews the pricing data received from the third-party pricing services for reasonableness given current market
conditions.

As part of its review, management may

obtain non-binding third-party broker/dealer quotes to validate the fair value measurements.

In addition, management will periodically submit pricing information provided by the third-party
pricing services to another independent valuation firm on a sample basis.

This independent valuation firm will compare the
prices

provided by the third-party pricing service with its own prices and will review the significant assumptions and
valuation methodologies used with management.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March
31, 2025 and December 31, 2024, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2025:
Securities available-for-sale:
Agency obligations

$
52,919
—
52,919
—
Agency MBS
172,587
—
172,587
—
State and political subdivisions
16,962
—
16,962
—
Total securities available

-for-sale
242,468
—
242,468
—
Total

assets at fair value
$
242,468
—
242,468
—
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
March 31, 2025 and December 31, 2024, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2025:
Loans held for sale $
290
—
290
—
Loans, net (1)
404
—
—
404
Other assets (2)
857
—
—
857
Total assets at fair value $
1,551
—
290
1,261
December 31, 2024:
Loans, net (1) $
503
—
—
503
Other assets (2)
892
—
—
892
Total assets at fair value $
1,395
—
—
1,395
(1) Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or estimated

fair value.
Quantitative Disclosures for Level 3 Fair Value

Measurements
At March 31, 2025 and December 31, 2024, the Company had no Level 3 assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at March 31,

2025 and December 31, 2024, the
significant unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets
are presented below.

Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
March 31, 2025:
Collateral dependent loans $
404
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
857
Discounted cash flow Prepayment speed or CPR
6.5
-
11.1
7.2

Discount rate
10.0
-
12.0
10.0
December 31, 2024:
Collateral dependent loans $
503
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
892
Discounted cash flow Prepayment speed or CPR
6.7
-
11.2
7.3

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

The carrying value, related estimated fair value,

and placement in the fair value hierarchy of the Company’s

financial
instruments at March 31, 2025 and December 31, 2024 are presented below.

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
March 31, 2025:
Financial Assets:
Loans, net (1) $
553,900
$
531,696
—
—
$
531,696
Loans held for sale
290
296
—
296
—
Financial Liabilities:
Time Deposits $
189,385
$
188,438
—
188,438
$
—
December 31, 2024:
Financial Assets:
Loans, net (1) $
557,146
$
532,344
—
—
$
532,344
Financial Liabilities:
Time Deposits $
191,247
$
190,636
—
190,636
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and quarters ended March 31, 2025 and 2024,

as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2024.

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
Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934, as amended (the “Exchange Act”).
Forward-looking statements include statements with respect to our beliefs, plans,

objectives, goals, expectations,
anticipations, assumptions, estimates, intentions and future performance,

and involve known and unknown risks,
uncertainties and other factors, which may be beyond our control,

and which may cause the actual results, performance,
achievements or financial condition of the Company to be materially different from future results, performance,
achievements or financial condition expressed or implied by such forwar

d-looking statements.

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
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,

natural disasters or climate change, such as rising sea and water levels, hurricanes and tornadoes, epidemics or pandemics including supply chain disruptions,

inventory volatility, and changes in
consumer behaviors;
●
the effects of war or other conflicts, acts of terrorism, trade restrictions, tariffs,

sanctions, the value of the U.S.
dollar against other currencies, or other events that may affect general economic conditions, including inflation,
and consumer and business confidence;

●
governmental monetary and fiscal policies, including taxes, federal deficit spending and the debt required to fund
such spending, changes in monetary policies in response to inflation and changes in prices and unemployment,
including changes in the Federal Reserve’s

target federal funds rate and changes in the Federal Reserve’s holdings
of securities through quantitative tightening or easing; and the duration that the

Federal Reserve will keep its
targeted federal funds rates at or above current target

ranges in furtherance of its long term inflation target of 2%
and supporting maximum employment;
●
legislative, executive branch and regulatory changes, including changes by executive orders, the possible
reorganization and/or consolidation of the bank regulatory

agencies, the SEC and/or the CFPB, changes in the
leadership and personnel, including reductions in the number and experience of personnel, at the bank and
securities regulators and the CFPB, oversight by the Office of Management and Budget of these agencies, freezes
on changes in regulations and interpretations, numerous new Executive Orders,

and the uncertain effects of all
these, including the costs and benefits of such changes;
●
the effects of the potential privatization of Fannie Mae and Freddie Mac and their release from conservatorship on
the mortgage markets and us as an originator,

seller and servicer of residential mortgage loans;
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
● changes in accounting pronouncements and interpretations;
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
●
more permissive regulation and/or enforcement regarding digital assets, such as cyber currency and stable coins
that creates additional competition to banks, and greater risks to the payment systems that the banking industry,
including the Company,

relies on, and greater risks of fraud and theft of digital assets and their effects on
customers, other financial institutions, including our counterparties, financial stability and confidence in the
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
Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2025 2024
Net interest income (a) $ 7,062 $ 6,677
Less: tax-equivalent adjustment 17 20
Net interest income (GAAP) 7,045 6,657
Noninterest income

747 887
Total revenue

7,792 7,544
Provision for credit losses (10) 334
Noninterest expense 5,880 5,675
Income tax expense

392 164
Net earnings $ 1,530 $ 1,371
Basic and diluted earnings per share $ 0.44 $ 0.39
(a) Tax-equivalent.

See "Table 1 - Explanation

of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were

$1.5 million for the first quarter of 2025, compared to $1.4 million for the first quarter of
2024.

Basic and diluted earnings per share were $0.44 per share for the first quarter of 2025, compared to $0.39 per share
for the first quarter of 2024.

Net interest

income (tax-equivalent) was $7.1 million for the first quarter of

2025, a 6% increase compared to $6.7 million
for the first quarter of 2024.

This increase was primarily due to an increase in the Company’s net interest margin and an
increase in average interest-earning assets.

The Company’s net interest margin

(tax-equivalent) was 3.20% for the first
quarter of 2025 compared to 3.04% for the first quarter of 2024.

This increase was primarily due to a more favorable asset
mix and improvements in our yields on interest-earning assets, which outpaced increases

in the cost of our interest-bearing
deposits.

Average loans for

the first quarter of 2025 were $566.3 million, a 1% increase from the first quarter of 2024.

See
“Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest Income and Margin”

below.

At March 31, 2025, the Company’s

allowance for credit losses was $6.8 million, or 1.20% of total loans, compared to

$6.9
million, or 1.22% of total loans, at December 31, 2024, and $7.2 million, or 1.27% of total loans, at March 31, 2024.
The Company recorded a negative provision for credit losses during the first quarter of 2025 of $10 thousand, compared to
a charge to provision for credit losses of $334 thousand

during the first quarter of 2024.

The provision for credit losses
under CECL reflects the Company’s

evaluation of its credit risk profile and its future economic outlook and forecasts.

Our
CECL model is largely influenced by economic factors including,

the anticipated Alabama unemployment rate, which may
be affected by government policies, including monetary,

fiscal and other policies, including tariffs.
Noninterest income was $0.8 million in the first quarter of 2025,

compared to $0.9 million in the first quarter of 2024.

The
decrease was primarily related to a decrease in mortgage lending income and other noninterest income.
Noninterest expense was $5.9 million in the first quarter of 2025,

compared to $5.7 million for the first quarter of 2024.

The increase was primarily related to routine increases in salaries and benefits expense.
Income tax expense was $0.4 million for the first quarter of 2025 compared to $0.2 million for the first quarter of 2024.

The Company's effective tax rate for the first quarter of 2025 was 20.40%, compared to 10.68% in the first quarter of 2024.

The Company’s effective

income tax rate is affected principally by tax-exempt earnings from the Company’s investments
in municipal securities and loans, bank-owned life insurance (“BOLI”), and

NMTCs.
The Company paid cash dividends of $0.27 per share in the first quarter of 2025 and 2024.

At March 31, 2025, the Bank’s
regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory
standards with a total risk-based capital ratio of 16.05%, a tier 1 leverage ratio of

10.52% and a common equity tier 1
(“CET1”) ratio of 15.04% at March 31, 2025.

CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.

There have been no significant changes to our Critical Accounting Estimates as described in our Form 10-K as of and for the year ended December 31, 2024.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Quarter ended March 31,

2025 2024
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Interest-earning assets:
Loans and loans held for sale

$ 566,267 5.40% $ 560,942 5.01%
Securities - taxable 231,325 2.25% 257,229 2.21%
Securities - tax-exempt

9,263 3.72% 10,377 3.64%
Total securities

240,588 2.30% 267,606 2.26%
Federal funds sold 26,865 4.39% 17,980 5.57%
Interest bearing bank deposits 61,235 4.49% 37,790 5.37%
Total interest-earning

assets
894,955 4.48% 884,318 4.21%
Interest-bearing liabilities:
Deposits:

NOW 209,222 1.44% 196,648 1.31%
Savings and money market 242,701 0.84% 241,792 0.57%
Time Deposits 190,895 3.34% 199,562 3.20%
Total interest-bearing

deposits
642,818 1.78% 638,002 1.62%
Short-term borrowings - 0.00% 1,592 0.51%
Total interest-bearing

liabilities
642,818 1.78% 639,594 1.62%
Net interest income and margin (tax-equivalent) $ 7,062 3.20% $ 6,677 3.04%
Net Interest Income and Margin
Net interest income (tax-equivalent) was $7.1 million for the first quarter of 2025, a 6% increase compared to $6.7 million
for the first quarter of 2024.

This increase was primarily due to an increase in the Company’s net interest margin and
average interest-earning assets.

The Company’s net interest margin

(tax-equivalent) was 3.20% in the first quarter of 2025
compared to 3.04% in the first quarter of 2024.

This increase was primarily due to a more favorable asset mix and improvements in our yields on interest-earning assets, which was partially offset by higher market interest rates, which
increased our cost of funds, generally.

Since March 2022, the Federal Reserve increased the target federal funds rate by
525 basis points before announcing a 50-basis points rate reduction on

September 18, 2024, its first decrease in rates since
its March 2020 COVID rate reduction,

followed by two 25 basis points reductions in October and December

2024.

At
March 31, 2025, the target federal funds rate ranged from 4.25% - 4.50%.

The tax-equivalent yield on total interest-earning assets increased by

27 basis points to 4.48% in the first quarter of 2025
compared to 4.21% in the first quarter of 2024.

This increase was primarily due to improved asset mix, and higher market interest rates on interest earning assets.

The cost of interest-bearing liabilities increased to 178 basis points in the first quarter ended of 2025, compared to 162 basis
points in the first quarter ended of 2024.

Average interest-bearing

deposits were $642.8 million during the first quarter of
2025,

a 1% increase compared to $638.0 million during the first quarter of 2024.

Average interest-bearing

deposits were
71% of average total deposits for both March 31, 2025 and 2024.

Our deposit costs may continue to increase as we
compete for deposit funds against other banks, money

market mutual funds, Treasury securities and other interest-bearing alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risks from interest rate
fluctuations. Deposit and loan pricing remain competitive in our markets.

We believe this challenging

rate environment
will continue throughout 2025.

Our ability to compete and manage our deposit costs until our interest-earning assets
reprice and we generate new loans with current market interest rates will be important to our net interest margin during the
remainder of 2025.

Provision for Credit Losses
The Company recorded a negative provision for credit losses during the first quarter of 2025 of $10 thousand, compared to
a charge to provision for credit losses of $334 thousand during the first quarter of 2024.

Provision expense is affected by
organic loan growth in our loan portfolio, our internal assessment of the credit quality of the loan portfolio, our
expectations about future economic conditions and net charge-offs.

Our CECL model is largely influenced by economic
factors including, the anticipated Alabama unemployment

rate, which may be affected by government policies, including monetary,

fiscal and other policies, including tariffs.

Our allowance for credit losses reflects an amount we believe appropriate,

based on our allowance assessment
methodology, to adequately

cover all expected credit losses as of the date the allowance is determined.

At March 31, 2025,
the Company’s allowance for credit

losses was $6.8 million, or 1.20% of total loans, compared to $6.9 million, or 1.22% of total loans, at December 31, 2024, and $7.2 million, or 1.27% of total loans, at March 31, 2024.

Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2025 2024
Service charges on deposit accounts $ 155 $ 156
Mortgage lending income 93 150
Bank-owned life insurance 105 102
Other 394 479
Total noninterest income $ 747 $ 887
The Company’s mortgage

lending income includes income from the (1) origination and sale of mortgage loans and (2)
servicing of mortgage loans. Origination income, net, is comprised of gains or losses from the sale of the mortgage loans
originated, origination fees, underwriting fees, and other fees associated with the origination of loans, which are netted
against the commission expense associated with these originations. The

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

Quarter ended March 31,
(Dollars in thousands) 2025 2024
Origination income, net $ 8 $ 57
Servicing fees, net 85 93
Total mortgage lending

income
$ 93 $ 150
The Company’s mortgage

lending income typically fluctuates as mortgage interest rates, housing sales and refinancings
change.

Origination income decreased in the first quarter of 2025 compared to the first quarter of 2024 due to a decrease in
mortgage lending demand in our primary market area.
Other noninterest income was $0.4 million for the first quarter of 2025, compared to $0.5 million for the first quarter of
2024.

The decrease in other noninterest income was primarily due to decreased fee income on reciprocal deposits sold
through the Intrafi network.

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2025 2024
Salaries and benefits $ 3,310 $ 3,071
Net occupancy and equipment 714 763
Professional fees 287 326
Other 1,569 1,515
Total noninterest expense $ 5,880 $ 5,675
The increase in salaries and benefits was primarily due to routine annual increases in salaries and wages.
Income Tax

Expense
Income tax expense was $0.4 million during the first quarter of

2025 compared to $0.2 million during the first quarter of
2024.

The Company's effective tax rate for the first quarter of 2025 was 20.40%, compared to 10.68% in the first quarter of
2024.

The Company’s effective income

tax rate is affected principally by tax-exempt earnings from the Company’s investments in municipal securities and loans, BOLI, and NMTCs.

BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $242.5 million at March 31, 2025,

compared to $243.0 million at December 31, 2024.

This decrease reflects a $6.2 million decrease in the amortized cost basis of securities available-for-sale and an increase in
the fair value of securities available-for-sale of $5.7 million.

The average annualized tax-equivalent yields earned on total securities were 2.30%

in the first quarter of 2025 and 2.26% in the first quarter of 2024.
Loans
2025 2024
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 59,061 63,274 61,510 77,627 78,920
Construction and land development 86,403 82,493 77,956 73,688 58,909
Commercial real estate 288,353 289,992 297,773 297,232 300,484
Residential real estate 117,500 118,627 118,582 119,427 118,240
Consumer installment 9,333 9,631 9,878 10,094 10,967
Total loans $ 560,650 564,017 565,699 578,068 567,520
Total loans were $560.7

million at March 31, 2025, a 1% decrease compared to $564.0 million at December

31, 2024.

Four loan categories represented the majority of the loan portfolio at March

31, 2025: commercial real estate (51%),
residential real estate (21%), construction and land development (15%)

and commercial and industrial (11%).

Approximately 21% of the Company’s

commercial real estate loans were classified as owner-occupied at March 31, 2025.
Within the residential real estate portfolio segment,

the Company had junior lien mortgages of approximately $11.3 million,
or 2% of total loans,

and $11.2 million, or 2%, of total loans at March 31, 2025

and December 31, 2024, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at March 31, 2025 and December 31, 2024. The Company’s

residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.40% in the first quarter of 2025 and 5.01% in the first
quarter of 2024.

The specific economic and credit risks associated with our loan portfolio include,

but are not limited to, the effects of
current economic conditions, including the levels of market interest rates, supply chain disruptions, commercial office
occupancy levels, housing supply shortages, and effects of

inflation on our borrowers’ cash flows, real estate market sales volumes and liquidity,

valuations used in making loans and evaluating collateral, availability and cost of financing
properties, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in
certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, in accurate
appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations. Various
projects financed earlier that were based on lower interest rate assumptions than currently in effect may not be as profitable
or successful at the higher interest rates currently in effect and which may exist in the future.
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

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.5 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At March 31, 2025, the Bank had no loan
relationships exceeding our internal limit.
We periodically

analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.

Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s

total risk-based capital at March 31, 2025 (and related balances at

December 31,
2024).

March 31, December 31,
(Dollars in thousands) 2025 2024
Lessors of 1-4 family residential properties $ 57,841 $ 58,228
Multi-family residential properties 43,198 43,556
Shopping centers/strip malls 36,731 37,349
Hotel/motel 34,607 35,210
Office Buildings 28,314 29,780
Allowance for Credit Losses

Our allowance for credit losses was approximately $6.8 million and $6.9 million at March 31, 2025 and December 31,
2024,

respectively, which our management

believed

to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.20%

at March 31, 2025,

compared to 1.22% at December 31, 2024.
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
At March 31, 2025, reasonable and supportable

periods of four quarters were utilized followed by an eight quarters straight line reversion period to long term averages.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the first quarter of 2025 and
the previous four quarters is presented below.

2025 2024
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,871 6,876 7,142 7,215 6,863
Charge-offs:
Commercial and industrial
(99) — — (9) —
Residential real estate
(1) (7) (54) — —
Consumer installment
— (31) (40) (19) (24)
Total charge

-offs
(100) (38) (94) (28) (24)
Recoveries
36 54 34 19 91
Net (charge-offs) recoveries
(64) 16 (60) (9) 67
Provision for credit losses - Loans
(57) (21) (206) (64) 285
Ending balance
$ 6,750 6,871 6,876 7,142 7,215
as a % of loans 1.20% 1.22 1.22 1.24 1.27
as a % of nonperforming loans 1,298% 1,366 887 900 822
Net charge-offs (recoveries) as % of average

loans (a)
0.05% (0.01) 0.04 0.01 (0.05)
(a) Net charge-offs (recoveries) are annualized.

The allowance for credit losses by loan category for the first quarter of 2025 and the previous four quarters is presented
below.
2025 2024
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,219 10.5 $ 1,244 11.2 $ 1,160 10.9 $ 1,366 13.4 $ 1,415 13.9
Construction and land

development 1,401 15.4 1,059 14.6 985 13.8 942 12.7 840 10.4
Commercial real estate 3,153 51.4 3,842 51.5 3,989 52.6 4,091 51.5 4,202 53.0
Residential real estate 861 21.0 588 21.0 595 21.0 603 20.7 613 20.8
Consumer installment 116 1.7 138 1.7 147 1.7 140 1.7 145 1.9
Total allowance for

credit losses
$ 6,750 $ 6,871 $ 6,876 $ 7,142 $ 7,215
* Loan balance in each category expressed as a percentage of total loans.
Nonperforming Assets
At both March 31, 2025 and December 31, 2024, the Company had $0.5 million,

respectively, in nonperforming

assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2025 and the previous four quarters.

2025 2024
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 520 503 775 794 878
Total nonperforming

assets
$ 520 503 775 794 878
as a % of loans and OREO 0.09% 0.09 0.14 0.14 0.15
as a % of total assets 0.05% 0.05 0.08 0.08 0.09
Nonperforming loans as a % of total loans 0.09% 0.09 0.14 0.14 0.15
Accruing loans 90 days or more past due $ 77 — — — —
The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2025 and the
previous four quarters.

2025 2024
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ 3 99 — — —
Construction and land development 404 404 — — —
Commercial real estate — — 735 753 765
Residential real estate 113 — 40 41 97
Consumer installment — — — — 16
Total nonaccrual

loans
$ 520 503 775 794 878
The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.

The Company had $77 thousand in loans 90 days or more past due and still accruing at March 31, 2025 compared to none
at

December 31, 2024.

The Company had no OREO at March 31, 2025 or December 31, 2024.
Deposits
(In thousands) 2025 2024
Noninterest bearing demand $ 271,749 260,874
NOW 211,093 199,883
Money market 152,160 153,916
Savings 86,116 89,904
Certificates of deposit under $250,000 100,954 103,594
Certificates of deposit and other time deposits of $250,000 or more 88,431 87,653
Total deposits $ 910,503 895,824
Total deposits were $910.5

million at March 31, 2025, compared to $895.8 million at December 31, 2024.

Noninterest-
bearing deposits were $271.7 million, or 30% of total deposits, at March

31, 2025, compared to $260.9 million, or 29% of
total deposits at December 31, 2024.

At March 31, 2025 the Company had $64.7 million reciprocal deposits sold, compared to $74.1 million at December 31, 2024.

The Company had no brokered deposits at March 31, 2025 and
December 31, 2024.

The average rate paid on total interest-bearing deposits was 1.78% in the first quarter of 2025, compared to 1.62% in first
quarter of 2024.
At March 31, 2025, estimated uninsured deposits totaled $366.7 million, or 40% of total deposits, compared to $359.7
million, or 40% of total deposits at December 31, 2024.

The Bank participates in the Certificates of Deposit Account
Registry Service (the “CDARS”) and the Insured Cash Sweep product

(“ICS”), which provide for reciprocal (“two-way”)
transactions among banks facilitated by IntraFi for the purpose of improving the FDIC insurance coverage for our
depositors.

The Company had reciprocal deposits on balance sheet of $10.0 million at March

31, 2025, compared to $6.9
million at December 31, 2024.

Uninsured amounts are estimated based on the portion of account balances in excess of
FDIC insurance limits.

The Bank’s estimated uninsured

deposits at March 31, 2025 and December 31, 2024 include
approximately $221.8 million and $223.1 million, respectively,

of deposits of state, county and local governments that are
collateralized by securities having an equal fair value to such deposits.

Excluding estimated uninsured deposits of state,
county and local governments,

our estimated uninsured deposits would have been 16% and 15% of total deposits at March
31, 2025 and December 31, 2024, respectively.
The estimated uninsured time deposits by maturity as of March 31, 2025 is presented below.
(Dollars in thousands) March 31, 2025
Maturity of:
3 months or less $ 23,844
Over 3 months through 6 months 13,022
Over 6 months through 12 months 19,381
Over 12 months 2,434
Total estimated uninsured

time deposits
$ 58,681
Other Borrowings and Available

Credit
The Company had no long-term debt at March 31, 2025 and December 31, 2024.

The Bank utilizes short and long-term
non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal
funds lines totaling $65.2 million with no federal funds borrowings outstanding at March 31, 2025, and December 31,
2024, respectively.

The Company had no securities sold under agreements to repurchase,

which generally have been
entered into on behalf of certain customers at both March 31, 2025 and December 31, 2024.

The Bank is eligible to borrow
from the FRB’s discount window,

but had no such borrowings at March 31, 2025 and December 31, 2024.

The Bank never
borrowed from the Federal Reserve’s

Bank Term Facility Program

(“BTFP”), which ceased making new loans on March
11, 2024.

The Bank is a member of the FHLB of Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB of Atlanta’s advance

program.

FHLB advances include both fixed and variable rates and are taken out with varying
maturities, and are generally secured by eligible assets.

The Bank had no borrowings under FHLB of Atlanta’s

advance
program at March 31, 2025 and December 31, 2024, respectively.

At those dates, the Bank had $293.1 million and $296.9
million, respectively,

of available lines of credit at the FHLB of Atlanta.
The Bank had no short-term borrowings in the first quarter of 2025.

The average rate paid on the Bank’s short

-term
borrowings was 0.51%

in the first quarter of 2024.

The Bank had average short term borrowings of $1.6 million during the first quarter of 2024.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $83.1 million and $78.3 million as of March 31,

2025 and
December 31, 2024, respectively.

The increase from December 31, 2024 was primarily driven by

net earnings of $1.5
million and other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net of
tax of $4.2 million, partially offset by cash dividends of $0.9 million.

Unrealized losses do not affect the Bank’s

capital for
regulatory capital purposes.

The Company paid cash dividends of $0.27 per share for both the first quarter of 2025 and first quarter of 2024.

Federal Reserve rules require a capital conservation buffer

of CET1 capital of 2.5% that is added to the minimum
requirements for capital adequacy purposes.

A banking organization with a capital conservation buffer

of 2.5% or less is
subject to limitation on “distributions” from “eligible retained earnings”,

including dividend payments, share repurchases
and certain discretionary bonus payments.

“eligible retained income” is the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects

not reflected in net income; and (ii) the average of all net income over the preceding four quarters.
The Federal Reserve has treated us as a “small bank holding company’ under the

Federal Reserve’s Small Bank Holding
Company Policy.

Accordingly, our capital

adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries.

The Bank’s tier 1 leverage ratio was 10.52

%, CET1 risk-based capital ratio was 15.04%, tier 1
risk-based capital ratio was 15.04%, and total risk-based capital ratio was 16.05%

at March 31, 2025. These ratios exceed
the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio,

6.5% for CET1 risk-based capital ratio, 8.0%
for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The
Bank’s capital conservation

buffer was 8.05% at March 31, 2025.

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
At March 31, 2025, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

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
At March 31, 2025, our EVE model indicated that we were in compliance with our policy guidelines.
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

-rate mortgage loans, have features (generally
referred to as “interest rate caps and floors”) which limit changes in interest rates.

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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At March 31, 2025 and December 31, 2024,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2025, the Bank had no FHLB of Atlanta advances outstanding and available credit from the FHLB
of $293.1 million. At March 31, 2025, the Bank also had $65.2 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

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

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At March 31, 2025, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
outstanding of $70.6 million.

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

Although the representations and warranties vary among investors, they typically cover ownership of the loan, validity of
the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, compliance with
loan criteria set forth in the applicable agreement and compliance with applicable federal, state, and local laws, among other
matters.

As of March 31, 2025, the aggregate unpaid principal balance of residential mortgage loans, which we have originated and
sold, but retained the servicing rights, was $200.1 million.

Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole
requests) if a loan review reveals a potential breach of our seller representations and warranties.

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
The Company was not required to repurchase any loans during the first quarter of 2025 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2025.
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
Our mortgage servicing agreements

generally specify our standards

of responsibility as servicer and provide protection
against expenses and liabilities incurred by us when acting in compliance with these servicing agreements.

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

As of March 31, 2025, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae was current as of such date.

We maintain ongoing

communications with our mortgage purchasers and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our
investor portfolios.
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
Inflation can increase our noninterest expenses. It also can affect our customers’ behaviors, the mix of deposits between
interest and noninterest bearing, the levels of interest rates we have to pay on our deposits and other borrowings, and the
interest rates we earn on our earning assets. The difference between our interest expense and interest income is also affected
by the shape of the yield curve and the speeds and amounts at which our various assets and liabilities, respectively,

reprice
in response to interest rate changes. The yield curve was inverted during most of 2024,

until September, when it began to
normalize. An inverted yield curve means shorter term interest rates are higher than longer term interest rates. This results
in a lower spread between our costs of funds and our interest income. In addition,

net interest income

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

Beginning in September 2024, in light of inflation moderating, the FOMC had three reductions in its target federal funds
rate range totaling 100 basis points to 4.25% to 4.50%. While the FOMC reaffirmed its target inflation rate of 2% over the
longer run, it indicated it was “recalibrating” its policy based on decreas ing inflation rates and the risks of increasing
unemployment, but would act on incoming data, the evolving outlook and the balance of the risks of inflation and
unemployment levels. In the future, the Federal Reserve could further decrease target interest rates, or could increase such
target rates, depending on the data and its outlook.

The FOMC stated on March 19, 2025 that its “assessments will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation
expectations, and financial and international developments.”

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

2025 2024
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,045 6,969 6,790 6,709 6,657
Tax-equivalent adjustment 17 19 21 19 20
Net interest income (Tax

-equivalent)
$ 7,062 6,988 6,811 6,728 6,677

Table 2

- Selected Quarterly Financial Data

2025 2024
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,062 6,988 6,811 6,728 6,677
Less: tax-equivalent adjustment 17 19 21 19 20
Net interest income (GAAP) 7,045 6,969 6,790 6,709 6,657
Noninterest income 747 845 846 896 887
Total revenue 7,792 7,814 7,636 7,605 7,544
Provision for credit losses (10) (48) (127) (123) 334
Noninterest expense 5,880 5,472 5,500 5,519 5,675
Income tax expense 392 830 531 475 164
Net earnings $ 1,530 1,560 1,732 1,734 1,371
Per share data:
Basic and diluted net earnings

$ 0.44 0.45 0.50 0.50 0.39
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic and diluted 3,493,699 3,493,699 3,493,699 3,493,699 3,493,663
Shares outstanding, at period end 3,493,699 3,493,699 3,493,699 3,493,699 3,493,699
Book value $ 23.79 22.41 24.14 21.53 21.32
Common stock price
High $ 23.37 24.57 24.35 19.25 21.55
Low

20.36 20.06 17.50 16.63 18.82
Period end: 21.59 23.49 22.90 18.29 19.27
To earnings ratio (b) 11.42 12.77 91.60 101.61 83.78
To book value 91% 105 95 85 90
Performance ratios:
Annualized return on average equity

7.83% 7.49 9.10 9.63 7.13
Annualized return on average assets

0.62% 0.63 0.71 0.71 0.56
Dividend payout ratio 61.36% 60.00 54.00 54.00 69.23
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.20% 1.22 1.22 1.24 1.27
Nonperforming loans 1,298% 1,366 887 900 822
Nonperforming assets as a % of:
Loans and OREO 0.09% 0.09 0.14 0.14 0.15
Total assets

0.05% 0.05 0.08 0.08 0.09
Nonperforming loans as a % of total loans 0.09% 0.09 0.14 0.14 0.15
Annualized net charge-offs (recoveries) as % of average loans 0.05% (0.01) 0.04 0.01 (0.05)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.04% 14.80 14.75 14.47 14.62
Tier 1 risk-based capital ratio 15.04% 14.80 14.75 14.47 14.62
Total risk-based capital ratio 16.05% 15.81 15.76 15.49 15.69
Tier 1 leverage ratio 10.52% 10.49 10.43 10.39 10.34
Other financial data:
Net interest margin (a) 3.20% 3.09 3.05 3.06 3.04
Effective income tax rate 20.40% 34.73 23.46 21.50 10.68
Efficiency ratio (d) 75.30% 69.86 71.83 72.39 75.03
Selected average balances:
Securities available-for-sale $ 240,588 255,168 251,723 258,228 267,606
Loans 566,082 567,634 571,651 573,443 560,757
Total assets 987,272 991,275 982,656 978,107 976,930
Total deposits 906,805 904,605 904,860 900,673 897,051
Total stockholders’ equity 78,158 83,325 76,113 72,059 76,948
Selected period end balances:

Securities available-for-sale $ 242,468 243,012 258,285 254,359 260,770
Loans 560,650 564,017 565,699 578,068 567,520
Allowance for credit losses 6,750 6,871 6,876 7,142 7,215
Total assets 996,786 977,324 990,143 1,025,054 979,039
Total deposits 910,503 895,824 901,724 946,405 899,673
Total stockholders’ equity 83,115 78,292 84,336 75,209 74,489
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
2025 2024
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:

Loans and loans held for sale (1) $ 566,267 $ 7,543 5.40% $ 560,942 $ 6,990 5.01%
Securities - taxable (2) 231,325 1,281 2.25% 257,229 1,411 2.21%
Securities - tax-exempt (2)(3) 9,263 85 3.72% 10,377 94 3.64%
Total securities

240,588 1,366 2.30% 267,606 1,505 2.26%
Federal funds sold 26,865 291 4.39% 17,980 249 5.57%
Interest bearing bank deposits 61,235 678 4.49% 37,790 505 5.37%
Total interest-earning assets 894,955 $ 9,878 4.48% 884,318 $ 9,249 4.21%
Cash and due from banks 18,077 17,772
Other assets 74,240 74,840
Total assets $ 987,272 $ 976,930
Interest-bearing liabilities:
Deposits:

NOW $ 209,222 $ 742 1.44% $ 196,648 $ 640 1.31%
Savings and money market 242,701 502 0.84% 241,792 340 0.57%
Time deposits 190,895 1,572 3.34% 199,562 1,590 3.20%
Total interest-bearing deposits 642,818 2,816 1.78% 638,002 2,570 1.62%
Short-term borrowings
—

—

0.00% 1,592 2 0.51%
Total interest-bearing liabilities 642,818 $ 2,816 1.78% 639,594 $ 2,572 1.62%
Noninterest-bearing deposits 263,987

259,050

Other liabilities 2,309 1,338
Stockholders' equity 78,158

76,948

Total liabilities and stockholders' equity $ 987,272 $ 976,930
Net interest income and margin (tax-equivalent) $ 7,062 3.20% $ 6,677 3.04%

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
year ended December 31, 2024.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,
Item 1A. “RISK FACTORS”

in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2024,
which could materially affect our business, financial condition or future results. The risks described in our annual report on
Form 10-K are not the only the risks facing our Company.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any common stock or other equity securities during the first quarter of 2025.
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

May 2, 2025

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

May 2, 2025

By:

/s/
W.
James Walker,

IV

W. James Walker,

IV
Senior Vice President and

Chief Financial Officer