Form 10-Q
period 2025-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2025-08-12
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C.

20549

FORM
10-Q

(Mark One)
☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2025
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
Class Outstanding at August 11, 2025
Common Stock, $0.01 par value per share
3,493,699

shares

AUBURN NATIONAL BANCORPORATION, INC. AND

SUBSIDIARIES
INDEX
PART I. FINANCIAL INFORMATION

PAGE
Item 1

Financial Statements
Consolidated Balance Sheets (Unaudited) as of June 30, 2025 and December 31, 2024
3
Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2025 and 2024
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended
June 30, 2025 and 2024
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended
June 30, 2025 and 2024
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations
25
Table 1 – Explanation of Non-GAAP Financial Measures
41
Table 2 – Selected Quarterly Financial Data
42
Table 3 – Selected Financial Data
43
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2025 and 2024
44
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2025 and 2024
45
Table 6 – Volume and Rate Variance Analysis for the quarter and six months ended June 30, 2025
46 46
Item 3

Quantitative and Qualitative Disclosures About Market Risk
47
Item 4

Controls and Procedures
47
PART II. OTHER INFORMATION
Item 1

Legal Proceedings
47
Item 1A

Risk Factors
47
Item 2

Unregistered Sales of Equity Securities and Use of Proceeds
48
Item 3

Defaults Upon Senior Securities
48
Item 4

Mine Safety Disclosures
48
Item 5

Other Information
48
Item 6

Exhibits
49

PART

1.

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

June 30, December 31,
(Dollars in thousands, except share data) 2025 2024
Assets:
Cash and due from banks $
18,857
$
15,142
Federal funds sold
23,599
37,200
Interest-bearing bank deposits
109,703
41,012
Cash and cash equivalents
152,159
93,354
Securities available-for-sale

239,681
243,012
Loans held for sale
186
—
Loans 562,714
564,017
Allowance for credit losses
(6,965)
(6,871)
Loans, net
555,749
557,146
Premises and equipment, net
45,446
45,931
Bank-owned life insurance
17,719
17,513
Other assets
18,284
20,368
Total assets $
1,029,224
$
977,324
Liabilities:
Deposits:
Noninterest-bearing

$
268,468
$
260,874
Interest-bearing
671,383
634,950
Total deposits
939,851
895,824
Accrued expenses and other liabilities
3,302
3,208
Total liabilities
943,153
899,032
Stockholders' equity:
Preferred stock of $
.01

par value; authorized
200,000

shares;
no shares issued — —
Common stock of $
.01

par value; authorized
8,500,000

shares;
issued
3,957,135

shares
39
39
Additional paid-in capital
3,802
3,802
Retained earnings
117,236
115,759
Accumulated other comprehensive loss, net
(23,305)
(29,607)
Less treasury stock, at cost -
463,436

shares at both June 30, 2025
and December 31, 2024, respectively
(11,701)
(11,701)
Total stockholders’

equity
86,071
78,292
Total liabilities and stockholders’

equity
$
1,029,224
$
977,324
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except share and per share data) 2025 2024 2025 2024
Interest income:
Loans, including fees $
7,676
$
7,451
$
15,219
$
14,441
Securities:
Taxable
1,250
1,371
2,531
2,782
Tax-exempt
69
74
137
148
Federal funds sold and interest-bearing bank deposits
1,116
688
2,085
1,442
Total interest income
10,111
9,584
19,972
18,813
Interest expense:
Deposits
2,766
2,874
5,582
5,444
Short-term borrowings
1
1
1
3
Total interest expense
2,767
2,875
5,583
5,447
Net interest income
7,344
6,709
14,389
13,366
Provision for credit losses
113
(123)
103
211
Net interest income after provision for credit

losses
7,231
6,832
14,286
13,155
Noninterest income:
Service charges on deposit accounts
152
153
307
309
Mortgage lending
131
180
224
330
Bank-owned life insurance
101
99
206
201
Other
405
464
799
943
Total noninterest income
789
896
1,536
1,783
Noninterest expense:
Salaries and benefits
3,258
3,140
6,568
6,211
Net occupancy and equipment
604
603
1,318
1,366
Professional fees
385
314
672
640
Other
1,455
1,462
3,024
2,977
Total noninterest expense
5,702
5,519
11,582
11,194
Earnings before income taxes
2,318
2,209
4,240
3,744
Income tax expense
485
475
877
639
Net earnings $
1,833
$
1,734
$
3,363
$
3,105
Net earnings per share:
Basic and diluted $
0.52
$
0.50
$
0.96
$
0.89
Weighted average shares

outstanding:
Basic and diluted
3,493,699
3,493,699
3,493,699
3,493,681
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
Net earnings $
1,833
$
1,734
$
3,363
$
3,105
Other comprehensive income (loss), net of tax:
Change in fair value on available-for-sale securities, net of tax
2,066
(71)
6,302
(2,255)
Other comprehensive income (loss), net of tax
2,066
(71)
6,302
(2,255)
Comprehensive income $
3,899
$
1,663
$
9,665
$
850
See accompanying notes to consolidated financial statements

AUBURN NATIONAL

BANCORPORATION,

INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

Accumulated
Common Additional other
Shares Common paid-in
Retained

comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings income (loss) stock Total
Quarter ended June 30, 2025
Balance, March 31, 2025
3,493,699
$
39
$
3,802
$
116,346
$
(25,371)
$
(11,701)
$
83,115
Net earnings — — —
1,833
— — 1,833
Other comprehensive income — — — —
2,066
— 2,066
Cash dividends paid ($
.27

per share)
— — —
(943)
— —
(943)
Balance, June 30, 2025
3,493,699
$
39
$
3,802
$
117,236
$
(23,305)
$
(11,701)
$
86,071
Quarter ended June 30, 2024
Balance, March 31, 2024
3,493,699
$
39
$
3,802
$
113,563
$
(31,213)
$
(11,702)
$
74,489
Net earnings — — —
1,734
— —
1,734
Other comprehensive loss — — — —
(71)
—
(71)
Cash dividends paid ($
.27

per share)
— — —
(944)
— —
(944)
Sale of treasury stock — — — — —
1
1
Balance, June 30, 2024
3,493,699
$
39
$
3,802
$
114,353
$
(31,284)
$
(11,701)
$
75,209
Six months ended June 30, 2025
Balance, December 31, 2024
3,493,699
$
39
$
3,802
$
115,759
$
(29,607)
$
(11,701)
$
78,292
Net earnings — — —
3,363
— — 3,363
Other comprehensive income — — — —
6,302
— 6,302
Cash dividends paid ($
.54

per share)
— — —
(1,886)
— —
(1,886)
Balance, June 30, 2025
3,493,699
$
39
$
3,802
$
117,236
$
(23,305)
$
(11,701)
$
86,071
Six months ended June 30, 2024
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
Cumulative effect of change in accounting
standard ASU 2023-12 — — —
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
3,363
$
3,105
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
103
211
Depreciation and amortization
1,033
902
Premium amortization and discount accretion, net
703
770
Net gain on sale of loans held for sale
(57)
(142)
Loans originated for sale
(3,088)
(5,826)
Proceeds from sale of loans
2,942
5,911
Increase in cash surrender value of bank-owned life insurance
(206)
(201)
Net increase in other assets
(130)
(1,026)
Net increase in accrued expenses and other liabilities
101
2,432
Net cash provided by operating activities
4,764
6,136
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
11,043
12,769
Decrease (increase) in loans, net
1,287
(20,716)
Net purchases of premises and equipment
(430)
(1,880)
Decrease in FHLB stock
—
32
Net cash provided by (used in) investing activities
11,900
(9,795)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits
7,594
(7,618)
Net increase in interest-bearing deposits
36,433
57,780
Net decrease in federal funds purchased and securities sold

under agreements to repurchase
—
(1,486)
Dividends paid
(1,886)
(1,887)
Net cash provided by financing activities
42,141
46,789
Net change in cash and cash equivalents
58,805
43,130
Cash and cash equivalents at beginning of period
93,354
71,369
Cash and cash equivalents at end of period $
152,159
$
114,499
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
5,673
$
5,383
Income taxes
1,030
460
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

Actual results could
differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term
include the determination of allowance for credit losses on loans and investment securities, the fair value of financial
instruments, and the valuation of deferred tax assets and other real estate owned

(“OREO”).

Subsequent Events

The Company has evaluated the effects of events and

transactions through the date of this filing that have occurred subsequent to June 30, 2025.

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
Accounting Developments
In the first six months of 2025, the Company did not adopt any new accounting guidance.

NOTE 2: SECURITIES
At June 30, 2025 and December 31, 2024, respectively,

all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.

The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2025 and December 31, 2024, respectively,

are presented below.

1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized

Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2025
Agency obligations (a) $
—
27,145
26,401
—
53,546
—
5,628
$
59,174
Agency MBS (a)
—
20,128
18,364
130,627
169,119
—
22,737
191,856
State and political subdivisions
—
1,642
8,479
6,895
17,016
—
2,756
19,772
Total available-for-sale $
—
48,915
53,244
137,522
239,681
—
31,121
$
270,802

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
Securities with aggregate fair values of $
216.3

million and $
222.3

million at June 30, 2025 and December 31, 2024,
respectively, were

pledged to secure public deposits,

securities sold under agreements to repurchase, FHLB advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.

The
carrying amounts of non-marketable equity investments were $
1.4

million at June 30, 2025 and December 31, 2024,
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
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2025:
Agency obligations

$
—
—
53,546
5,628
$
53,546
5,628
Agency MBS
103
1
169,016
22,736
169,119
22,737
State and political subdivisions
579
6
14,857
2,750
15,436
2,756
Total

$
682
7
237,419
31,114
$
238,101
31,121

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

Because the Company currently does not intend to sell those securities that have an unrealized loss at June 30, 2025, and it is not more-likely-than-not that the Company will be required to sell the securities
before recovery of their amortized cost bases, which may be maturity,

the Company has determined that no write-down is
necessary.

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

The unrealized losses associated with securities at June 30, 2025 are driven by changes in interest rates and are not due to the credit quality of the securities,

and accordingly, no allowance

for
credit losses is considered necessary related to securities at June 30, 2025.

These securities will continue to be monitored
as a part of the Company’s ongoing

evaluation of credit quality.

Management evaluates the financial performance of the
issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest
payments.
Realized Gains and Losses

The Company had no realized gains or losses on sale of securities during the quarters and six months ended June 30, 2025
and 2024, respectively.
NOTE 3: LOANS AND ALLOWANCE

FOR CREDIT LOSSES

June 30, December 31,
(Dollars in thousands) 2025 2024
Commercial and industrial $
59,773
$
63,274
Construction and land development
93,820
82,493
Commercial real estate:
Owner occupied
61,839
55,346
Hotel/motel
34,064
35,210
Multi-family
42,807
43,556
Other
144,158
155,880
Total commercial

real estate
282,868
289,992
Residential real estate:
Consumer mortgage
59,212
60,399
Investment property
57,947
58,228
Total residential real

estate
117,159
118,627
Consumer installment
9,094
9,631
Total Loans $
562,714
$
564,017
Loans secured by real estate were approximately 87.8% of the Company’s total loan portfolio at June 30, 2025.

At June 30,
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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June
30, 2025 and December 31, 2024.

Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total

(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2025:
Commercial and industrial $
59,742
31
—
59,773
— $
59,773
Construction and land development
93,820
—
—
93,820
—
93,820
Commercial real estate:
Owner occupied
61,332
507
—
61,839
— 61,839
Hotel/motel
34,064
—
—
34,064
— 34,064
Multi-family
42,807
—
—
42,807
— 42,807
Other
144,039
—
—
144,039
119
144,158
Total commercial

real estate
282,242
507
—
282,749
119
282,868
Residential real estate:
Consumer mortgage
59,144
—
—
59,144
68
59,212
Investment property
57,691
141
—
57,832
115
57,947
Total residential real

estate
116,835
141
—
116,976
183
117,159
Consumer installment
9,064
30
—
9,094
—
9,094
Total $
561,703
709
—
562,412
302
$ 562,714

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
any) or by the fair value, less the estimated cost to acquire and sell any underlying collateral.
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

The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of June 30, 2025 and December 31, 2024.

Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total

Loans
(Dollars in thousands)
June 30, 2025:

Commercial and industrial
Pass $
6,684
5,588
6,228
8,078
11,712
17,451
3,689
$
59,430
Special mention
114
—
2
—
—
—
—
116
Substandard
50
—
16
157
4
—
—
227
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
6,848
5,588
6,246
8,235
11,716
17,451
3,689
59,773
Current period gross charge-offs — —
99
4
— — —
103
Construction and land development
Pass
12,638
42,484
19,949
16,723
810
918
298
93,820
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
12,638
42,484
19,949
16,723
810
918
298
93,820
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
9,235
1,416
11,130
6,498
16,023
13,836
2,566
60,704
Special mention
628
—
—
—
—
—
—
628
Substandard
—
507
—
—
—
—
—
507
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
9,863
1,923
11,130
6,498
16,023
13,836
2,566
61,839
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
—
447
6,313
9,208
3,014
14,827
255
34,064
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
—
447
6,313
9,208
3,014
14,827
255
34,064
Current period gross charge-offs — — — — — — — —

Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total

Loans
(Dollars in thousands)
June 30, 2025:

Multi-family
Pass
101
3,587
8,391
16,797
1,814
8,304
3,813
42,807
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
101
3,587
8,391
16,797
1,814
8,304
3,813
42,807
Current period gross charge-offs — — — — — — — —
Other
Pass
3,065
35,012
17,638
23,751
22,435
30,208
11,930
144,039
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
119
—
119
Total other
3,065
35,012
17,638
23,751
22,435
30,327
11,930
144,158
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
2,154
5,238
16,673
17,786
2,595
12,068
1,365
57,879
Special mention
—
—
—
—
—
206
—
206
Substandard
245
—
—
—
—
814
—
1,059
Nonaccrual
—
—
68
—
—
—
—
68
Total consumer mortgage
2,399
5,238
16,741
17,786
2,595
13,088
1,365
59,212
Current period gross charge-offs — —
4
— —
1
—
5
Investment property
Pass
3,738
8,693
10,004
10,314
7,458
14,677
2,471
57,355
Special mention
—
—
—
—
—
—
—
—
Substandard
379
—
—
92
6
—
—
477
Nonaccrual
—
—
38
—
—
77
—
115
Total investment property
4,117
8,693
10,042
10,406
7,464
14,754
2,471
57,947
Current period gross charge-offs — —
2
— — — —
2
Consumer installment
Pass
3,112
2,794
1,368
1,133
180
91
328
9,006
Special mention
—
10
12
—
—
—
—
22
Substandard
8
36
13
9
—
—
—
66
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
3,120
2,840
1,393
1,142
180
91
328
9,094
Current period gross charge-offs —
9
— — — — —
9
Total loans
Pass
40,727
105,259
97,694
110,288
66,041
112,380
26,715
559,104
Special mention
742
10
14
—
—
206
—
972
Substandard
682
543
29
258
10
814
—
2,336
Nonaccrual
—
—
106
—
—
196
—
302
Total loans $
42,151
105,812
97,843
110,546
66,051
113,596
26,715
$
562,714
Total current period gross charge-offs $ —
9
105
4
—
1
—
119

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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
Provision for credit losses:
Loans $
166

$
(64)

$
110

$
221

Reserve for unfunded commitments
(53)

(59)

(7)

(10)

Total provision for credit

losses
$
113

$
(123)

$
103

$
211

The following table details the changes in the allowance for credit losses for loans,

by portfolio segment, for the respective
periods.

(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended June 30, 2025:
Beginning balance $
1,219
1,401
3,153
861
116
$
6,750
Charge-offs
(3)
—
—
(6)
(9)
(18)
Recoveries
1
—
—
61
5
67
Net (charge-offs) recoveries
(2)
—
—
55
(4)
49
Provision for credit losses
(5)
212
(2)
(50)
11
166
Ending balance $
1,212
1,613
3,151
866
123
$
6,965

Six months ended June 30, 2025:
Beginning balance $
1,244
1,059
3,842
588
138
$
6,871
Charge-offs
(103)
—
—
(7)
(9)
(119)
Recoveries
30
—
—
63
10
103
Net (charge-offs) recoveries

(73)
—
—
56
1
(16)
Provision for credit losses
41
554
(691)
222
(16)
110
Ending balance $
1,212
1,613
3,151
866
123
$
6,965

Quarter ended June 30, 2024:
Beginning balance $
1,415
840
4,202
613
145
$
7,215
Charge-offs
(9)
—
—
—
(19)
(28)
Recoveries
8
—
—
2
9
19
Net (charge-offs)

recoveries
(1)
—
—
2
(10)
(9)
Provision for credit losses
(48)
102
(111)
(12)
5
(64)
Ending balance $
1,366
942
4,091
603
140
$
7,142

Six months ended June 30, 2024:
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)

—

—

—

(43)
(52)
Recoveries
74
—

—

5
31
110
Net recoveries (charge-offs)
65
—

—

5
(12)

58
Provision for credit losses
13
(18)
170
52
4
221
Ending balance $
1,366
942
4,091
603
140
$
7,142

The Company had no collateral dependent loans which were individually evaluated at June 30, 2025.

The following table
presents the amortized cost basis of collateral dependent loans, which were individually evaluated to determine expected
credit losses at December 31, 2024.

Business
(Dollars in thousands) Real Estate Assets Total Loans
December 31, 2024:
Commercial and industrial $ —
99
$
99
Construction and land development
404
—
404
Total

$
404
99
$
503
The following table summarizes the Company’s

nonaccrual loans by major categories for the respective periods.

Nonaccrual Loans Nonaccrual Loans Total
(Dollars in thousands) With No Allowance With An Allowance Nonaccrual Loans
June 30, 2025
Commercial real estate $ —
119
$
119
Residential real estate —
183
183
Total

$ —
302
$
302
December 31, 2024
Commercial and industrial $ —
99
$
99
Construction and land development
404
—
404
Total

$
404
99
$
503

NOTE 4: MORTGAGE SERVICING

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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
MSRs, net:
Beginning balance
$
857
$
965
$
892
$
992
Additions, net
11
15
17
27
Amortization expense
(41)
(38)
(82)
(77)
Ending balance
$
827
$
942
$
827
$
942
Valuation

allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,201
$
2,378
$
2,204
$
2,382
End of period
2,203
2,346
2,203
2,346
NOTE 5: FAIR VALUE

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

The nature of the Company’s financial

assets and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2025, there were no
transfers between levels and no changes in valuation techniques for the

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
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June
30, 2025 and December 31, 2024, respectively,

by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2025:
Securities available-for-sale:
Agency obligations

$
53,546
—
53,546
—
Agency MBS
169,119
—
169,119
—
State and political subdivisions
17,016
—
17,016
—
Total securities available

-for-sale
239,681
—
239,681
—
Total

assets at fair value
$
239,681
—
239,681
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
June 30, 2025 and December 31, 2024, respectively,

by caption, on the accompanying consolidated balance sheets and by
FASB ASC 820 valuation

hierarchy (as described above):

Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2025:
Loans held for sale $
186
—
186
—
Other assets (2)
827
—
—
827
Total assets at fair value $
1,013
—
186
827
December 31, 2024:
Loans, net (1) $
503
—
—
503
Other assets (2)
892
—
—
892
Total assets at fair value $
1,395
—
—
1,395
(1) Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or estimated

fair value.

Quantitative Disclosures for Level 3 Fair Value

Measurements
At June 30, 2025 and December 31, 2024, the Company had no Level 3

assets measured at fair value on a recurring basis.

For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024, the significant
unobservable inputs used in the fair value measurements and the range of such inputs with respect to such assets are
presented below.

Range of
Weighted

Carrying

Significant

Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
June 30, 2025:
Mortgage servicing rights, net $
827
Discounted cash flow Prepayment speed or CPR
6.4
-
10.7
%
6.7
%

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

The carrying value, related estimated fair value,

and placement in the fair value hierarchy of the Company’s

financial
instruments at June 30, 2025 and December 31, 2024 are presented below.

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
The following table summarizes our fair value estimates:

Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2025:
Financial Assets:
Loans, net (1) $
555,749
$
535,700
—
—
$
535,700
Loans held for sale
186
190
—
190
—
Financial Liabilities:
Time Deposits $
181,718
$
180,389
—
180,389
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

This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and six months ended June 30, 2025 and 2024,

as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2024 and our Quarterly

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

“assume,”
“should,” “indicate,” “would,” “believe,” “contemplate,” “expect,”

“estimate,” “continue,” “designed,” “plan,” “point to,”
“project,” “could,” “intend,” “target,” “seek” and other

similar words and expressions of the future.

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

●
governmental monetary and fiscal policies, including taxes, federal deficit spending and the debt required to fund
such spending, changes in monetary policies in response to inflation and changes in prices and unemployment,
including changes in the Federal Reserve’s

target federal funds rate and changes in the Federal Reserve’s holdings
of securities through quantitative tightening or easing; and the duration that the Federal Reserve will keep its
targeted federal funds rates at or above current target

ranges in furtherance of its long-term inflation target of 2%
while supporting maximum employment;
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
resolution;
●
changes in banking, securities and tax laws, regulations and rules and their application and enforcement by the
regulators, including capital and liquidity requirements, and changes in the scope and cost of FDIC insurance;
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

●
legislation such as the federal GENIUS Act on stablecoins signed into law on

July 18, 2025, and the proposed
CLARITY Act and the Anti-CBDC Surveillance Act bills being considered by Congress, more permissive
regulation and/or enforcement regarding digital assets, such as cyber currency and stable coins that creates
additional competition to banks, and greater risks to the payment systems that the banking industry,

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

●
the risks that our dividends, share repurchases and discretionary bonuses are limited by regulation requiring the
maintenance of capital, including a capital conservation buffer of 2.5% and to the amount of our future earnings
and “eligible retained earnings” over rolling four calendar quarter periods;
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
Summary of Results of Operations
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2025 2024 2025 2024
Net interest income (a) $ 7,363 $ 6,728 $ 14,425 $ 13,405
Less: tax-equivalent adjustment 19 19 36 39
Net interest income (GAAP) 7,344 6,709 14,389 13,366
Noninterest income

789 896 1,536 1,783
Total revenue

8,133 7,605 15,925 15,149
Provision for credit losses 113 (123) 103 211
Noninterest expense 5,702 5,519 11,582 11,194
Income tax expense 485 475 877 639
Net earnings $ 1,833 $ 1,734 $ 3,363 $ 3,105
Basic and diluted earnings per share $ 0.52 $ 0.50 $ 0.96 $ 0.89
(a) Tax-equivalent.

See "Table 1 - Explanation of Non-GAAP Financial Measures."

Financial Summary
The Company’s net earnings were $3.4

million for the first six months of 2025, compared to $3.1 million for the first six
months of 2024.

Basic and diluted earnings per share were $0.96 per share for the first six months of 2025,

compared to
$0.89 per share for the first six months of 2024.

Net interest

income (tax-equivalent) was $14.4 million for the first six months of 2025, an 8% increase compared to $13.4
million for the first six months of 2024.

This increase was primarily due to an increase in the Company’s net interest
margin and an increase in average interest-earning assets.

The Company’s net interest margin

(tax-equivalent) was 3.24%
for the first six months of 2025 compared to 3.05% for the

first six months of 2024.

This increase was primarily due to
improvements in our yields on interest-earning assets, which outpaced increase

s

in the cost of our interest-bearing deposits.

See “Results of Operations – Average

Balance Sheet and Interest Rates” and “Net Interest Income and Margin”

below.
At June 30, 2025, the Company’s allowance

for credit losses was $7.0 million, or 1.24% of total loans, compared to $6.9 million, or 1.22% of total loans, at December 31, 2024, and $7.1 million, or 1.24% of total loans, at June 30, 2024.
The Company recorded a provision for credit losses during the first six months of 2025 of $103 thousand, compared to
$211 thousand during the first six months of 2024.

The provision for credit losses under CECL reflects the Company’s evaluation of its credit risk profile and its future economic outlook and forecasts.

Our CECL model is largely influenced by
economic factors including, the anticipated Alabama unemployment rate, which may be affected by government policies,
including monetary,

fiscal and other policies, including tariffs.
Noninterest income was $1.5 million in the first six months of 2025,

compared to $1.8 million in the first six months of
2024.

The decrease was primarily related to a decrease in mortgage lending income and other noninterest income.
Noninterest expense was $11.6 million in the

first six months of 2025, compared to $11.2 million for

the first six months of
2024.

The increase was primarily related to increases in salaries and benefits expense.
Income tax expense was $0.9 million for the first six months of 2025 compared to $0.6 million for the first six months of
2024.

The Company's effective tax rate for the first six months of 2025 was 20.68%, compared to 17.07% in the first six
months of 2024.

The Company’s effective

income tax rate is affected principally by tax-exempt earnings from the
Company’s investments

in municipal securities and loans, bank-owned life insurance (“BOLI”),

and New Markets Tax
Credits (“NMTCs”).
The Company paid cash dividends of $0.54 per share in the first six months of 2025 and 2024.

At June 30, 2025, the
Bank’s regulatory capital ratios were

well above the minimum amounts required to be “well capitalized” under current
regulatory standards with a total risk-based capital ratio of 16.35%,

a tier 1 leverage ratio of 10.64% and a common equity
tier 1 (“CET1”) ratio of 15.32% at June 30, 2025.

See “Balance Sheet Analysis – Capital Adequacy”.
For the second quarter of 2025, net earnings were $1.8 million,

or $0.52 per share, compared to $1.7 million, or $0.50 per
share, for the second quarter of 2024.

Net interest income (tax-equivalent) was $7.4 million for the second quarter of 2025 compared to $6.7 million for the second quarter of 2024.

The increase was due to growth in average interest-earning assets and improvements in our net interest margin.

The Company’s net interest margin

(tax-equivalent) was 3.27% in the second
quarter of 2025 compared to 3.06% in the second quarter of 2024.

The increase was primarily due to improved yields on
interest-earning assets, and a decrease in our cost of interest-bearing deposits.

The Company recorded a charge to provision
for credit losses of $113 thousand in

the second quarter of 2025, compared to a negative provision for credit losses of $123 thousand in the second quarter of 2024.

Noninterest

income was $0.8 million for the second quarter of 2025, compared to
$0.9

million for the second quarter of 2024.

This decrease was primarily due to a decrease in mortgage lending income and other noninterest income.

Noninterest expense was $5.7 million in the second quarter of 2025, compared to $5.

5

million
for the second quarter of 2024.

The increase in noninterest expense was primarily due to routine increases in salaries and
benefits expense and increases in professional fees expense.

Income tax expense was $0.5

million for the second quarter of
2025 and 2024, respectively.

The Company’s effective

tax rate for the second quarter of 2025 was 20.92%, compared to
21.50% in the second quarter of 2024.

CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.

There have been no significant changes to our Critical Accounting

Policies as
described in our Form 10-K as of and for the year ended December 31, 2024.

RESULTS

OF OPERATIONS
Average Balance

Sheet and Interest Rates
Six months ended June 30,

2025 2024
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale

$ 563,086 5.45% $ 567,434 5.12%
Securities - taxable 231,201 2.21% 252,623 2.21%
Securities - tax-exempt

9,180 3.80% 10,294 3.65%
Total securities

240,381 2.27% 262,917 2.27%
Federal funds sold 26,282 4.38% 17,669 5.50%
Interest bearing bank deposits 68,777 4.44% 36,171 5.33%
Total interest-earning

assets
898,526 4.49% 884,191 4.29%
Deposits:

NOW 204,069 1.37% 193,755 1.37%
Savings and money market 248,233 0.93% 248,227 0.71%
Time deposits 187,763 3.27% 195,863 3.34%
Total interest-bearing

deposits
640,065 1.76% 637,845 1.72%
Short-term borrowings 55 5.27% 1,262 0.48%
Total interest-bearing

liabilities
640,120 1.76% 639,107 1.71%
Net interest income and margin (tax-equivalent) $ 14,425 3.24% $ 13,405 3.05%
See Tables 4 and 5 –

Average Balances and Net Interest

Income Analysis for the quarters and six months ended June 30,
2025 and 2024, and Table

6 – Volume

and Rate Variance

Analysis.
Net Interest Income and Margin
Net interest income (tax-equivalent) was $14.4 million for the first six months of 2025, an 8% increase compared to $13.4
million for the first six months of 2024.

This increase was primarily due to an increase in the Company’s net interest
margin and an increase in average interest-earning assets.

The Company’s net interest margin

(tax-equivalent) was 3.24%
in the first six months of 2025 compared to 3.05% in the first six months of 2024.

This increase was primarily due to
improvements in our yields on interest-earning assets, which outpaced increases in the cost of our interest-bearing deposits.

Since March 2022, the Federal Reserve increased the target federal funds rate by 525 basis points before announcing a 50-
basis points rate reduction on September 18, 2024, its first decrease in rates since its March 2020 COVID rate reduction,
followed by two 25 basis points reductions in October and December

2024.

At June 30, 2025, the target federal funds rate
ranged from 4.25% - 4.50%, which was maintained at the July 31, 2025 meeting of the Federal Reserve’s Federal Open
Market Committee (“FOMC”) meeting.
The tax-equivalent yield on total interest-earning assets increased by

20 basis points to 4.49% in the first six months of
2025 compared to 4.29% in the first six months of 2024.

This increase was primarily due to changes in our asset mix, as cash and cash equivalents increased and securities declined.

Average interest-earning

assets were $898.5 million during the
first six months of 2025, a 2% increase compared to $884.2 million during the first six months of 2024.

The cost of interest-bearing liabilities increased 5 basis points in the first first six months of 2025 to 176 basis points,
compared to 171 basis points in the first first six months of 2024.

Our deposit costs may continue to increase as we
compete for deposit funds against other banks, money market mutual funds, Treasury securities and other interest-bearing
alternative investments.
The Company continues to deploy various asset liability management strategies to manage its risks from interest rate
fluctuations. Deposit and loan pricing remain competitive in our markets.

We believe this challenging

rate environment
will continue throughout the remainder of 2025.

Our ability to compete and manage our deposit costs until our interest-
earning assets reprice and we generate new loans with current market interest rates will be important to our net interest
margin during the remainder of 2025.

Provision for Credit Losses
The Company recorded a provision for credit losses during the first six months of 2025 of $103 thousand, compared to
$211 thousand during the first six months

of 2024.

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

At June 30, 2025,
the Company’s allowance for credit

losses was $7.0 million, or 1.24% of total loans, compared to $6.9 million, or 1.22% of total loans, at December 31, 2024, and $7.1 million, or 1.24% of total loans, at June 30,

2024.

Noninterest Income
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
Service charges on deposit accounts $ 152 $ 153 $ 307 $ 309
Mortgage lending income 131 180 224 330
Bank-owned life insurance 101 99 206 201
Other 405 464 799 943
Total noninterest income $ 789 $ 896 $ 1,536 $ 1,783
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

Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
Origination income $ 49 $ 85 $ 57 $ 142
Servicing fees, net 82 95 167 188
Total mortgage lending

income
$ 131 $ 180 $ 224 $ 330
The Company’s mortgage

lending income typically fluctuates as mortgage interest rates, housing sales and refinancings
change.

Origination income decreased in the first six months of 2025 compared to the first six months of 2024 due to a
decrease in mortgage lending demand in our primary market area.
Other noninterest income was $0.8 million for the first six months of 2025, compared to $0.9 million for the first six
months of 2024.

The decrease in other noninterest income was primarily due to decreased fee income on reciprocal
deposits sold through the Intrafi network.

Noninterest Expense
Quarter ended June 30,
Six months ended June 30,

(Dollars in thousands) 2025 2024 2025 2024
Salaries and benefits $ 3,258 $ 3,140 $ 6,568 $ 6,211
Net occupancy and equipment 604 603 1,318 1,366
Professional fees 385 314 672 640
Other 1,455 1,462 3,024 2,977
Total noninterest expense $ 5,702 $ 5,519 $ 11,582 $ 11,194
The increase in salaries and benefits expense was primarily due to routine annual increases in salaries and wages.
Income Tax

Expense
Income tax expense was $0.9 million for the first six months of 2025 compared to $0.6 million for the first six months of
2024.

The Company's effective tax rate for the first six months of 2025 was 20.68%, compared to 17.07% in the first six
months of 2024.

The Company’s effective

income tax rate is affected principally by tax-exempt earnings from the
Company’s investments

in municipal securities and loans, BOLI, and NMTCs.
BALANCE SHEET ANALYSIS
Securities

Securities available-for-sale were $239.7 million at June 30, 2025

,

compared to $243.0 million at December 31, 2024.

This
decrease reflects an $11.7 million decrease

in the amortized cost basis of securities available-for-sale and an increase in the fair value of securities available-for-sale of $8.4 million.

The average annualized tax-equivalent yields earned on total securities were 2.27%

in the first six months of 2025 and 2024, respectively.
Loans
2025 2024
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 59,773 59,061 63,274 61,510 77,627
Construction and land development 93,820 86,403 82,493 77,956 73,688
Commercial real estate 282,868 288,353 289,992 297,773 297,232
Residential real estate 117,159 117,500 118,627 118,582 119,427
Consumer installment 9,094 9,333 9,631 9,878 10,094
Total loans $ 562,714 560,650 564,017 565,699 578,068
Total loans were $562.7

million at June 30, 2025, a slight decrease compared to $564.0 million at December

31, 2024.

Four loan categories represented the majority of the loan portfolio at June

30, 2025: commercial real estate (50%),
residential real estate (21%), construction and land development (17%)

and commercial and industrial (11%).

Approximately 22% of the Company’s

commercial real estate loans were classified as owner-occupied at June 30, 2025.
Within the residential real estate portfolio segment,

the Company had junior lien mortgages of approximately $11.7 million,
or 2% of total loans,

and $11.2 million, or 2%, of total loans at June 30, 2025 and

December 31, 2024, respectively.

For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at June 30, 2025 and December 31, 2024. The Company’s

residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.45% in the first six months of 2025 and 5.12% in the first
six months of 2024.

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

20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $23.1 million.

Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.8 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.

At June 30, 2025, the Bank had no loan
relationships exceeding our internal limit.
We periodically

analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.

Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s

total risk-based capital at June 30, 2025 (and related balances at December

31, 2024).

June 30, December 31,
(Dollars in thousands) 2025 2024
Lessors of 1-4 family residential properties $ 57,947 $ 58,228
Multi-family residential properties 42,807 43,556
Shopping centers/strip malls 35,960 37,349
Hotel/motel 34,064 35,210
Office Buildings 25,960 29,780
Allowance for Credit Losses

Our allowance for credit losses was approximately $7.0 million and $6.9 million at June 30, 2025 and December 31, 2024,
respectively, which our

management believed

to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.24%

at June 30, 2025, compared to 1.22% at December 31, 2024.
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
At June 30, 2025, reasonable and supportable periods of four quarters were utilized followed by an eight quarters straight
line reversion period to long term averages.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the second quarter of 2025
and the previous four quarters is presented below.

2025 2024
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,750 6,871 6,876 7,142 7,215
Charge-offs:
Commercial and industrial
(3) (99) — — (9)
Residential real estate
(6) (1) (7) (54) —
Consumer installment
(9) — (31) (40) (19)
Total charge

-offs
(18) (100) (38) (94) (28)
Recoveries
67 36 54 34 19
Net (charge-offs) recoveries
49 (64) 16 (60) (9)
Provision for credit losses - Loans
166 (57) (21) (206) (64)
Ending balance
$ 6,965 6,750 6,871 6,876 7,142
as a % of loans 1.24% 1.20 1.22 1.22 1.24
as a % of nonperforming loans 2,306% 1,298 1,366 887 900
Net charge-offs (recoveries) as % of average

loans (a)
(0.03) % 0.05 (0.01) 0.04 0.01
(a) Net charge-offs (recoveries) are annualized.

The allowance for credit losses by loan category for the second quarter of 2025 and the previous four quarters is presented
below.
2025 2024
Second Quarter First Quarter Fourth Quarter Third Quarter Second Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,212 10.6 $ 1,219 10.5 $ 1,244 11.2 $ 1,160 10.9 $ 1,366 13.4
Construction and land

development 1,613 16.7 1,401 15.4 1,059 14.6 985 13.8 942 12.7
Commercial real estate 3,151 50.3 3,153 51.4 3,842 51.5 3,989 52.6 4,091 51.5
Residential real estate 866 20.8 861 21.0 588 21.0 595 21.0 603 20.7
Consumer installment 123 1.6 116 1.7 138 1.7 147 1.7 140 1.7
Total allowance for

credit losses
$ 6,965 $ 6,750 $ 6,871 $ 6,876 $ 7,142
* Loan balance in each category expressed as a percentage of total loans.
Nonperforming Assets
At June 30, 2025 and December 31, 2024, the Company had $0.3 million and $0.5 million, respectively,

in nonperforming
assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2025 and the previous four quarters.

2025 2024
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 302 520 503 775 794
Total nonperforming

assets
$ 302 520 503 775 794
as a % of loans and OREO 0.05% 0.09 0.09 0.14 0.14
as a % of total assets 0.03% 0.05 0.05 0.08 0.08
Nonperforming loans as a % of total loans 0.05% 0.09 0.09 0.14 0.14
Accruing loans 90 days or more past due $ — 77 — — —
The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2025 and
the previous four quarters.

2025 2024
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — 3 99 — —
Construction and land development — 404 404 — —
Commercial real estate 119 — — 735 753
Residential real estate 183 113 — 40 41
Total nonaccrual

loans
$ 302 520 503 775 794
The Company discontinues the accrual of interest income when (1)

there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.

The Company had no loans 90 days or more past due and still accruing at June 30, 2025 or December

31, 2024.
The Company had no OREO at June 30, 2025 or December 31, 2024.

Deposits
(In thousands) 2025 2024
Noninterest bearing demand $ 268,468 260,874
NOW 199,398 199,883
Money market 203,791 153,916
Savings 86,476 89,904
Certificates of deposit under $250,000 99,995 103,594
Certificates of deposit and other time deposits of $250,000 or more 81,723 87,653
Total deposits $ 939,851 895,824
Total deposits were $939.9

million at June 30, 2025, compared to $895.8 million at December 31, 2024.

The 5% increase
in deposits compared to December 31, 2024 was primarily related to a decrease in reciprocal customer deposits sold
through the Intrafi network.

At June 30, 2025

the Company had no reciprocal deposits sold, compared to $74.1 million at
December 31, 2024.

The Company had no brokered deposits at June 30, 2025 and December 31, 2024.

Noninterest-
bearing deposits were $268.5 million, or 30% of total deposits, at June 30,

2025, compared to $260.9 million, or 29% of
total deposits at December 31, 2024.

The average rate paid on total interest-bearing deposits was 1.76% in the first six months of 2025, compared to 1.72% in
first six months of 2024.
At June 30, 2025, estimated uninsured deposits totaled $362.2 million,

or 39% of total deposits, compared to $359.7
million, or 40% of total deposits at December 31, 2024.

The Bank participates in the Certificates of Deposit Account
Registry Service (the “CDARS”) and the Insured Cash Sweep product

(“ICS”), which provide for reciprocal (“two-way”)
transactions among banks facilitated by IntraFi for the purpose of improving the FDIC insurance coverage for our
depositors.

The Company had reciprocal deposits on balance sheet of $55.2 million at June 30,

2025, compared to $6.9
million at December 31, 2024.

Uninsured amounts are estimated based on the portion of account balances in excess of
FDIC insurance limits.

The Bank’s estimated uninsured

deposits at June 30, 2025 and December 31, 2024 include
approximately $202.6 million and $223.1 million, respectively,

of deposits of state, county and local governments that are
collateralized by securities having an equal fair value to such deposits.

Excluding estimated uninsured deposits of state,
county and local governments,

our estimated uninsured deposits would have been 15% of total deposits at both June 30,
2025 and December 31, 2024, respectively.
The estimated uninsured time deposits by maturity as of June 30,

2025 is presented below.
(Dollars in thousands) June 30, 2025
Maturity of:
3 months or less $ 13,116
Over 3 months through 6 months 37,317
Over 6 months through 12 months 2,398
Over 12 months 2,392
Total estimated uninsured

time deposits
$ 55,223
Other Borrowings and Available

Credit
The Company had no long-term debt at June 30, 2025 and December 31, 2024.

The Bank utilizes short and long-term non-
deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities
sold under agreements to repurchase with an original maturity of one year or less.

The Bank had available federal funds
lines totaling $65.2 million with no federal funds borrowings outstanding at June 30, 2025, and December 31, 2024,
respectively. The

Company had no securities sold under agreements to repurchase,

which generally have been entered into
on behalf of certain customers at both June 30, 2025 and December 31, 2024.

The Bank is eligible to borrow from the
FRB’s discount window,

but had no such borrowings at June 30, 2025 and December 31, 2024.

The Bank never borrowed
from the Federal Reserve’s Bank

Term Facility Program

(“BTFP”), which ceased making new loans on March 11,

2024.

The Bank is a member of the FHLB of Atlanta and has borrowed, and may in the future borrow from time to time under the
FHLB of Atlanta’s advance progr

am.

FHLB advances include both fixed and variable rates and are taken out with varying maturities, and are generally secured by eligible assets.

The Bank had no borrowings under FHLB of Atlanta’s

advance
program at June 30, 2025 and December 31, 2024, respectively.

At those dates, the Bank had $298.9 million and $296.9
million, respectively,

of available lines of credit at the FHLB of Atlanta.
CAPITAL ADEQUACY

The Company’s consolidated

stockholders’ equity was $86.1 million and $78.3 million as of June 30,

2025 and December
31, 2024, respectively.

The increase from December 31, 2024 was primarily driven by net earnings of $3.4 million and
other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net of tax of $6.3
million, partially offset by cash dividends of $1.9 million.

Unrealized losses do not affect the Bank’s

capital for regulatory
capital purposes.

The Company paid cash dividends of $0.54 per share for both the first six months of 2025 and the first six months of 2024.

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

The Bank’s tier 1 leverage ratio was 10.64

%, CET1 risk-based capital ratio was 15.32%, tier 1
risk-based capital ratio was 15.32%, and total risk-based capital ratio was 16.35%

at June 30, 2025. These ratios exceed the
minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for
tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Bank’s
capital conservation buffer was 8.35%

at June 30, 2025.

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

At June 30, 2025, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

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
At June 30, 2025, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At June 30, 2025 and December 31, 2024,

the Company had no derivative contracts
designated as part of a hedging relationship to assist in managing its interest rate sensitivity.

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
funding for growth and liquidity.

Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2025, the Bank had no FHLB of Atlanta advances outstanding and available credit from the FHLB
of $298.9 million. At June 30, 2025, the Bank also had $65.2 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.

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

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual

Obligations
At June 30, 2025, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
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
As of June 30, 2025, the aggregate unpaid principal balance of residential mortgage loans, which we have originated and
sold, but retained the servicing rights, was $196.3 million.

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
The Company was not required to repurchase any loans during the first six months of 2025 as a result of representation and
warranty provisions contained in the Company’s

sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2025.
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
their purchased loans.

As of June 30, 2025, we do not believe that this exposure is material due to the historical level of
repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae was current as of such date.

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

On July 31, 2025, the FOMC, stated that the “Committee
seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run.

Uncertainty about the
economic outlook remains elevated.

The Committee is attentive to the risks to both sides of its dual mandate. … The
[FOMC’s] assessments will take

into account a wide range of information, including readings on labor market conditions,
inflation pressures and inflation expectations, and financial and international developments.”

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

2025 2024
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,344 7,045 6,969 6,790 6,709
Tax-equivalent adjustment 19 17 19 21 19
Net interest income (Tax

-equivalent)
$ 7,363 7,062 6,988 6,811 6,728
Six months ended June 30,

(In thousands) 2025 2024
Net interest income (GAAP) $ 14,389 13,366
Tax-equivalent adjustment 36 39
Net interest income (Tax

-equivalent)
$ 14,425 13,405

Table 2

- Selected Quarterly Financial Data

2025 2024
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,363 7,062 6,988 6,811 6,728
Less: tax-equivalent adjustment 19 17 19 21 19
Net interest income (GAAP) 7,344 7,045 6,969 6,790 6,709
Noninterest income 789 747 845 846 896
Total revenue 8,133 7,792 7,814 7,636 7,605
Provision for credit losses
113

(10)

(48)

(127)

(123)

Noninterest expense 5,702 5,880 5,472 5,500 5,519
Income tax expense

485 392 830 531 475
Net earnings $ 1,833 1,530 1,560 1,732 1,734
Per share data:
Basic and diluted net earnings

$ 0.52 0.44 0.45 0.50 0.50
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic and diluted 3,493,699 3,493,699 3,493,699 3,493,699 3,493,699
Shares outstanding, at period end 3,493,699 3,493,699 3,493,699 3,493,699 3,493,699
Book value $ 24.64 23.79 22.41 24.14 21.53
Common stock price
High $ 25.28 23.37 24.57 24.35 19.25
Low

19.48 20.36 20.06 17.50 16.63
Period end 25.00 21.59 23.49 22.90 18.29
To earnings ratio (b) 13.09 x 11.42 12.77 91.60 101.61
To book value 101% 91 105 95 85
Performance ratios:
Return on average equity

9.00% 7.83 7.49 9.10 9.63
Return on average assets

0.74% 0.62 0.63 0.71 0.71
Dividend payout ratio 51.92% 61.36 60.00 54.00 54.00
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.20 1.22 1.22 1.24
Nonperforming loans 2,306% 1,298 1,366 887 900
Nonperforming assets as a % of:
Loans and other real estate owned 0.05% 0.09 0.09 0.14 0.14
Total assets

0.03% 0.05 0.05 0.08 0.08
Nonperforming loans as a % of total loans 0.05% 0.09 0.09 0.14 0.14
Annualized net (recoveries) charge-offs as a % of average loans (0.03) % 0.05 (0.01) 0.04 0.01
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.32% 15.04 14.80 14.75 14.47
Tier 1 risk-based capital ratio 15.32% 15.04 14.80 14.75 14.47
Total risk-based capital ratio 16.35% 16.05 15.81 15.76 15.49
Tier 1 leverage ratio 10.64% 10.52 10.49 10.43 10.39
Other financial data:
Net interest margin (a) 3.27% 3.20 3.09 3.05 3.06
Effective income tax rate 20.92% 20.40 34.73 23.46 21.50
Efficiency ratio (d) 69.95% 75.30 69.86 71.83 72.39
Selected average balances:
Securities $ 240,177 240,588 255,168 251,723 258,228
Loans, net of unearned income 559,770 566,082 567,634 571,651 573,443
Total assets 990,523 987,272 991,275 982,656 978,107
Total deposits 905,227 906,805 904,605 904,860 900,673
Total stockholders’ equity 81,447 78,158 83,325 76,113 72,059
Selected period end balances:

Securities $ 239,681 242,468 243,012 258,285 254,359
Loans, net of unearned income 562,714 560,650 564,017 565,699 578,068
Allowance for credit losses 6,965 6,750 6,871 6,876 7,142
Total assets 1,029,224 996,786 977,324 990,143 1,025,054
Total deposits 939,851 910,503 895,824 901,724 946,405
Total stockholders’ equity 86,071 83,115 78,292 84,336 75,209
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
See Table 1 - Explanation of Non-GAAP Measures.

Table 3

- Selected Financial Data
Six months ended June 30,

(Dollars in thousands, except per share amounts) 2025 2024
Results of Operations
Net interest income (a) $ 14,425 13,405
Less: tax-equivalent adjustment 36 39
Net interest income (GAAP) 14,389 13,366
Noninterest income 1,536 1,783
Total revenue 15,925 15,149
Provision for credit losses
103

211

Noninterest expense 11,582 11,194
Income tax expense 877 639
Net earnings $ 3,363 3,105
Per share data:
Basic and diluted net earnings

$ 0.96 0.89
Cash dividends declared 0.54 0.54
Weighted average shares outstanding:
Basic and diluted 3,493,699 3,493,681
Shares outstanding, at period end 3,493,699 3,493,699
Book value $ 24.64 21.53
Common stock price:
High $ 25.28 21.55
Low

19.48 16.63
Period end 25.00 18.29
To earnings ratio (b) 13.09 x 101.61
To book value 101% 85
Performance ratios:
Annualized return on average equity

8.26% 8.34
Annualized return on average assets

0.68% 0.64
Dividend payout ratio 56.25% 60.67
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.24% 1.24
Nonperforming loans 2,306% 900
Nonperforming assets as a % of:
Loans and other real estate owned 0.05% 0.14
Total assets

0.03% 0.08
Nonperforming loans as a % of total loans 0.05% 0.14
Annualized net recoveries as a % of average loans
0.01

%
(0.02)

Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.32% 14.47
Tier 1 risk-based capital ratio 15.32% 14.47
Total risk-based capital ratio 16.35% 15.49
Tier 1 leverage ratio 10.64% 10.39
Other financial data:
Net interest margin (a) 3.24% 3.05
Effective income tax rate 20.68% 17.07
Efficiency ratio (d) 72.56% 73.70
Selected average balances:
Securities $ 240,381 262,917
Loans, net of unearned income 562,909 567,100
Total assets 988,907 977,518
Total deposits 906,011 898,862
Total stockholders’ equity 81,447 74,503
Selected period end balances:

Securities $ 239,681 254,359
Loans, net of unearned income 562,714 578,068
Allowance for credit losses 6,965 7,142
Total assets 1,029,224 1,025,054
Total deposits 939,851 946,405
Total stockholders’ equity 86,071 75,209
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

Loans and loans held for sale (1) $ 559,939 $ 7,676 5.50% $ 573,926 $ 7,451 5.22%
Securities - taxable (2) 231,078 1,250 2.17% 248,018 1,371 2.22%
Securities - tax-exempt (2)(3) 9,098 87 3.81% 10,210 93 3.66%
Total securities

240,176 1,337 2.23% 258,228 1,464 2.28%
Federal funds sold 25,705 280 4.37% 17,357 234 5.42%
Interest bearing bank deposits 76,237 836 4.40% 34,553 454 5.28%
Total interest-earning

assets
902,057 $ 10,129 4.50% 884,064 $ 9,603 4.37%
Cash and due from banks 15,936 18,072
Other assets 72,530 75,971
Total assets $ 990,523 $ 978,107
Interest-bearing liabilities:
Deposits:

NOW $ 198,973 $ 649 1.31% $ 190,861 $ 676 1.42%
Savings and money market 253,704 646 1.02% 254,663 532 0.84%
Time deposits 184,666 1,471 3.19% 192,164 1,666 3.49%
Total interest-bearing

deposits
637,343 2,766 1.74% 637,688 2,874 1.81%
Short-term borrowings 110 1 5.27% 931 1 0.43%
Total interest-bearing

liabilities
637,453 $ 2,767 1.74% 638,619 $ 2,875 1.81%
Noninterest-bearing deposits 267,884

262,985

Other liabilities 3,739 4,444
Stockholders' equity 81,447

72,059

Total liabilities and stockholders'

equity
$ 990,523 $ 978,107
Net interest income and margin (tax-equivalent) $ 7,362 3.27% $ 6,728 3.06%

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

Loans and loans held for sale (1) $ 563,086 $ 15,219 5.45% $ 567,434 $ 14,441 5.12%
Securities - taxable (2) 231,201 2,531 2.21% 252,623 2,782 2.21%
Securities - tax-exempt (2)(3) 9,180 173 3.80% 10,294 187 3.65%
Total securities

240,381 2,704 2.27% 262,917 2,969 2.27%
Federal funds sold 26,282 571 4.38% 17,669 483 5.50%
Interest bearing bank deposits 68,777 1,514 4.44% 36,171 959 5.33%
Total interest-earning

assets
898,526 $ 20,008 4.49% 884,191 $ 18,852 4.29%
Cash and due from banks 17,001 17,922
Other assets 73,380 75,405
Total assets $ 988,907 $ 977,518
Interest-bearing liabilities:
Deposits:

NOW $ 204,069 $ 1,391 1.37% $ 193,755 $ 1,316 1.37%
Savings and money market 248,233 1,147 0.93% 248,227 872 0.71%
Time deposits 187,763 3,044 3.27% 195,863 3,256 3.34%
Total interest-bearing

deposits
640,065 5,582 1.76% 637,845 5,444 1.72%
Short-term borrowings 55 1 5.27% 1,262 3 0.48%
Total interest-bearing

liabilities
640,120 $ 5,583 1.76% 639,107 $ 5,447 1.71%
Noninterest-bearing deposits 265,946

261,017

Other liabilities 3,030 2,891
Stockholders' equity 79,811

74,503

Total liabilities and stockholders'

equity
$ 988,907 $ 977,518
Net interest income and margin (tax-equivalent) $ 14,425 3.24% $ 13,405 3.05%

(1) Average loan

balances are shown net of unearned income and loans on nonaccrual status have been included

in the computation of average balances.
(2) Includes average net unrealized gains (losses) on investment securities available for sale
(3) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using a federal income
tax rate of 21%.

Table 6

–Volume

and Rate Variance

Analysis
Quarter ended June 30, 2025 vs. 2024 Six months ended June 30, 2025 vs. 2024
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:

Loans and loans held for sale

$ 226 396 (170) $ 778 933 (155)
Securities - taxable (121) (33) (88) (251) (9) (242)
Securities - tax-exempt (1) (8) 2 (10) (14) 7 (21)
Total securities

(129) (31) (98) (265) (2) (263)
Federal funds sold 46 (45) 91 88 (98) 186
Interest bearing bank deposits 383 (76) 459 554 (161) 715
Total interest income $ 526 244 282 $ 1,155 672 483
Interest expense:
Deposits:
NOW $ (27) (55) 28 $ 75 8 67
Savings and money market 114 115 (1) 275 277 (2)
Certificates of deposit (194) (138) (56) (214) (74) (140)
Total interest-bearing

deposits
(107) (78) (29) 136 211 (75)
Short-term borrowings — 7 (7) (2) 20 (22)
Long-term debt — — — — — —
Total interest expense (107) (71) (36) 134 231 (97)
Net interest income $ 633 315 318 $ 1,021 441 580

(1) Yields on tax-exempt securities have been

computed on a tax-equivalent basis using an income

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

These may also affect our
borrowers’ operating costs, expected returns and cash flows available to service our loans.

Additional risks and
uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our
business, financial condition, and/or operating results in the future.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not sell any common stock or other equity securities during the second quarter of 2025.
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

August 12, 2025

By:

/s/ David A. Hedges

David A. Hedges
President and CEO
Date:

August 12, 2025

By:

/s/
W.
James Walker,

IV

W. James Walker,

IV
Senior Vice President and

Chief Financial Officer