Form 10-Q
period 2025-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2025-11-12
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.C.
20549
FORM
10-Q
(Mark One)
☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
September 30, 2025
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
Class Outstanding at November 11, 2025
Common Stock, $0.01 par value per share
3,493,699
shares

AUBURN NATIONAL BANCORPORATION, INC. AND
SUBSIDIARIES
INDEX
P
ART I. FINANCIAL INFORMATION
PAGE
Item 1
Financial Statements
Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024
3
Consolidated Statements of Earnings (Unaudited) for the quarter and nine months ended September 30,
2025 and 2024
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and nine months ended
September 30, 2025 and 2024
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and nine months ended
September 30, 2025 and 2024
6
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and
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
45
Table 6 – Volume and Rate Variance Analysis for the quarter and nine months ended September 30, 2025
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
Cash and due from banks $
15,016
$
15,142
Federal funds sold
15,101
37,200
Interest-bearing bank deposits
112,808
41,012
Cash and cash equivalents
142,925
93,354
Securities available-for-sale
236,420
243,012
Loans held for sale
145
—
Loans 557,912
564,017
Allowance for credit losses
(6,691)
(6,871)
Loans, net
551,221
557,146
Premises and equipment, net
45,418
45,931
Bank-owned life insurance
17,822
17,513
Other assets
17,233
20,368
Total assets $
1,011,184
$
977,324
Liabilities:
Deposits:
Noninterest-bearing
$
266,793
$
260,874
Interest-bearing
650,473
634,950
Total deposits
917,266
895,824
Accrued expenses and other liabilities
4,305
3,208
Total liabilities
921,571
899,032
Stockholders' equity:
Preferred stock of $
.01
par value; authorized
200,000
shares;
no shares issued — —
Common stock of $
.01
par value; authorized
8,500,000
shares;
issued
3,957,135
shares
39
39
Additional paid-in capital
3,827
3,802
Retained earnings
118,520
115,759
Accumulated other comprehensive loss, net
(21,072)
(29,607)
Less treasury stock, at cost -
463,436
shares at both September 30, 2025
and December 31, 2024, respectively
(11,701)
(11,701)
Total stockholders’
equity
89,613
78,292
Total liabilities and stockholders’
equity
$
1,011,184
$
977,324
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands, except share and per share data) 2025 2024 2025 2024
Interest income:
Loans, including fees $
7,793
$
7,641
$
23,012
$
22,082
Securities:
Taxable
1,220
1,327
3,751
4,109
Tax-exempt
68
77
205
225
Federal funds sold and interest-bearing bank deposits
1,331
914
3,416
2,356
Total interest income
10,412
9,959
30,384
28,772
Interest expense:
Deposits
2,840
3,169
8,422
8,613
Short-term borrowings
—
—
1
3
Total interest expense
2,840
3,169
8,423
8,616
Net interest income
7,572
6,790
21,961
20,156
Provision for credit losses
(255)
(127)
(152)
84
Net interest income after provision for credit
losses
7,827
6,917
22,113
20,072
Noninterest income:
Service charges on deposit accounts
154
154
461
463
Mortgage lending
167
133
391
463
Bank-owned life insurance
103
100
309
301
Other
405
459
1,204
1,402
Total noninterest income
829
846
2,365
2,629
Noninterest expense:
Salaries and benefits
3,375
3,148
9,943
9,359
Net occupancy and equipment
598
614
1,916
1,980
Professional fees
312
291
984
931
Other
1,521
1,447
4,545
4,424
Total noninterest expense
5,806
5,500
17,388
16,694
Earnings before income taxes
2,850
2,263
7,090
6,007
Income tax expense
623
531
1,500
1,170
Net earnings $
2,227
$
1,732
$
5,590
$
4,837
Net earnings per share:
Basic and diluted $
0.64
$
0.50
$
1.60
$
1.38
Weighted average shares
outstanding:
Basic
3,493,699
3,493,699
3,493,699
3,493,687
Diluted
3,495,972
3,493,699
3,494,465
3,493,687
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands) 2025 2024 2025 2024
Net earnings $
2,227
$
1,732
$
5,590
$
4,837
Other comprehensive income, net of tax:
Change in fair value on available-for-sale securities, net of tax
2,233
8,338
8,535
6,083
Other comprehensive income, net of tax
2,233
8,338
8,535
6,083
Comprehensive income $
4,460
$
10,070
$
14,125
$
10,920
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)
Accumulated
Common Additional other
Shares Common paid-in
Retained
comprehensive Treasury
(Dollars in thousands, except share data) Outstanding Stock capital earnings income (loss) stock Total
Quarter ended September 30, 2025
Balance, June 30, 2025
3,493,699
$
39
$
3,802
$
117,236
$
(23,305)
$
(11,701)
$
86,071
Net earnings — — —
2,227
— — 2,227
Other comprehensive income — — — —
2,233
— 2,233
Cash dividends paid ($
.27
per share)
— — —
(943)
— —
(943)
Stock-based compensation — —
25
— — —
25
Balance, September 30, 2025
3,493,699
$
39
$
3,827
$
118,520
$
(21,072)
$
(11,701)
$
89,613
Quarter ended September 30, 2024
Balance, June 30, 2024
3,493,699
$
39
$
3,802
$
114,353
$
(31,284)
$
(11,701)
$
75,209
Net earnings — — —
1,732
— —
1,732
Other comprehensive income — — — —
8,338
—
8,338
Cash dividends paid ($
.27
per share)
— — —
(943)
— —
(943)
Balance, September 30, 2024
3,493,699
$
39
$
3,802
$
115,142
$
(22,946)
$
(11,701)
$
84,336
Nine months ended September 30, 2025
Balance, December 31, 2024
3,493,699
$
39
$
3,802
$
115,759
$
(29,607)
$
(11,701)
$
78,292
Net earnings — — —
5,590
— — 5,590
Other comprehensive income — — — —
8,535
— 8,535
Cash dividends paid ($
.81
per share)
— — —
(2,829)
— —
(2,829)
Stock-based compensation — —
25
— — —
25
Balance, September 30, 2025
3,493,699
$
39
$
3,827
$
118,520
$
(21,072)
$
(11,701)
$
89,613
Nine months ended September 30, 2024
Balance, December 31, 2023
3,493,614
$
39
$
3,801
$
113,398
$
(29,029)
$
(11,702)
$
76,507
Cumulative effect of change in accounting
standard ASU 2023-12 — — —
(263)
— —
(263)
Net earnings — — —
4,837
— —
4,837
Other comprehensive income — — — —
6,083
— 6,083
Cash dividends paid ($
.81
per share)
— — —
(2,830)
— —
(2,830)
Sale of treasury stock
85
—
1
— —
1
2
Balance, September 30, 2024
3,493,699
$
39
$
3,802
$
115,142
$
(22,946)
$
(11,701)
$
84,336
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
Nine months ended September 30,
(Dollars in thousands) 2025 2024
Cash flows from operating activities:
Net earnings $
5,590
$
4,837
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
(152)
84
Depreciation and amortization
1,564
1,402
Premium amortization and discount accretion, net
1,047
1,155
Net gain on sale of loans held for sale
(150)
(194)
Loans originated for sale
(6,357)
(8,427)
Proceeds from sale of loans
6,318
8,002
Increase in cash surrender value of bank-owned life insurance
(309)
(301)
Stock-based compensation expense
25
—
Net decrease (increase) in other assets
111
(1,545)
Net increase in accrued expenses and other liabilities
1,162
2,996
Net cash provided by operating activities
8,849
8,009
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
16,942
19,592
Decrease (increase) in loans, net
6,012
(8,407)
Net purchases of premises and equipment
(845)
(1,930)
Decrease in FHLB stock
—
32
Net cash provided by investing activities
22,109
9,287
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits
5,919
(479)
Net increase in interest-bearing deposits
15,523
5,960
Net decrease in federal funds purchased and securities sold
under agreements to repurchase
—
(1,486)
Dividends paid
(2,829)
(2,830)
Net cash provided by financing activities
18,613
1,165
Net change in cash and cash equivalents
49,571
18,461
Cash and cash equivalents at beginning of period
93,354
71,369
Cash and cash equivalents at end of period $
142,925
$
89,830
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
8,523
$
8,433
Income taxes
1,030
589
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
Subsequent Events
The Company has evaluated the effects of events and
transactions through the date of this filing that have occurred subsequent to September 30, 2025.
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
Accounting Developments
I
n the first nine months of 2025, the Company did not adopt any new accounting guidance.

NOTE 2: SECURITIES
At September 30, 2025 and December 31, 2024, respectively,
all securities within the scope of ASC 320,
Investments –
Debt and Equity Securities,
were classified as available-for-sale.
The fair value and amortized cost for securities available-
for-sale by contractual maturity at September 30, 2025
and December 31, 2024, respectively,
are presented below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized
Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
September 30, 2025
Agency obligations (a) $
—
35,343
18,093
—
53,436
—
5,164
$
58,600
Agency MBS (a)
—
20,188
17,185
128,210
165,583
—
20,629
186,212
State and political subdivisions
—
1,653
9,095
6,653
17,401
1
2,346
19,746
Total available-for-sale $
—
57,184
44,373
134,863
236,420
1
28,139
$
264,558
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
Securities with aggregate fair values of $
202.8
million and $
222.3
million at September 30, 2025 and December 31, 2024,
respectively, were
pledged to secure public deposits,
securities sold under agreements to repurchase, FHLB advances, and for other purposes required or permitted by law.
Included in other assets on the accompanying consolidated balance sheets include non-marketable equity investments.
The
carrying amounts of non-marketable equity investments were $
1.4
million at September 30, 2025 and December 31, 2024,
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
(Dollars in thousands) Value Losses Value Losses Value Losses
September 30, 2025:
Agency obligations
$
—
—
53,436
5,164
$
53,436
5,164
Agency MBS
96
1
165,487
20,628
165,583
20,629
State and political subdivisions
—
—
14,610
2,346
14,610
2,346
Total
$
96
1
233,533
28,138
$
233,629
28,139
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
Because the Company currently does not intend to sell those securities that have an unrealized loss at September 30, 2025, and it is not more-likely-than-not that the Company will be required to sell the
securities before recovery of their amortized cost bases, which may be maturity, the Company
has determined that no write-
down is necessary.
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
The unrealized losses associated with securities at September 30,
2025 are driven by changes in interest rates and are not due to the credit quality of the securities, and accordingly,
no
allowance for credit losses is considered necessary related to securities at September
30, 2025.
These securities will
continue to be monitored as a part of the Company’s
ongoing evaluation of credit quality.
Management evaluates the
financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all
contractual principal and interest payments.
Realized Gains and Losses
The Company had no realized gains or losses on sale of securities during the quarter and nine months ended September 30,
2025 and 2024, respectively.
NOTE 3: LOANS AND ALLOWANCE
FOR CREDIT LOSSES
September 30, December 31,
(Dollars in thousands) 2025 2024
Commercial and industrial $
55,102
$
63,274
Construction and land development
79,045
82,493
Commercial real estate:
Owner occupied
61,621
55,346
Hotel/motel
34,686
35,210
Multi-family
51,543
43,556
Other
150,831
155,880
Total commercial
real estate
298,681
289,992
Residential real estate:
Consumer mortgage
59,419
60,399
Investment property
56,860
58,228
Total residential real
estate
116,279
118,627
Consumer installment
8,805
9,631
Total Loans $
557,912
$
564,017
Loans secured by real estate were approximately 88.5% of the Company’s total loan portfolio at September 30, 2025.
At
September 30, 2025, the Company’s
geographic loan distribution was concentrated primarily in Lee County,
Alabama, and
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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of
September 30, 2025 and December 31, 2024.
Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total
(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
September 30, 2025:
Commercial and industrial $
55,058
44
—
55,102
— $
55,102
Construction and land development
79,028
17
—
79,045
—
79,045
Commercial real estate:
Owner occupied
61,621
—
—
61,621
— 61,621
Hotel/motel
34,686
—
—
34,686
— 34,686
Multi-family
51,543
—
—
51,543
— 51,543
Other
150,831
—
—
150,831
—
150,831
Total commercial
real estate
298,681
—
—
298,681
—
298,681
Residential real estate:
Consumer mortgage
59,269
5
77
59,351
68
59,419
Investment property
56,824
—
—
56,824
36
56,860
Total residential real
estate
116,093
5
77
116,175
104
116,279
Consumer installment
8,780
25
—
8,805
—
8,805
Total $
557,640
91
77
557,808
104
$ 557,912
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

The following tables presents credit quality indicators for the loan portfolio segments and classes by year of origination as
of September 30, 2025 and December 31, 2024.
Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total
Loans
(Dollars in thousands)
September 30, 2025:
Commercial and industrial
Pass $
5,899
4,440
5,140
7,832
11,061
19,001
1,395
$
54,768
Special mention
114
6
1
—
—
46
9
176
Substandard
—
—
7
—
—
—
151
158
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
6,013
4,446
5,148
7,832
11,061
19,047
1,555
55,102
Current period gross charge-offs — —
99
4
— — —
103
Construction and land development
Pass
17,376
37,622
16,279
2,116
372
80
5,200
79,045
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
17,376
37,622
16,279
2,116
372
80
5,200
79,045
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
9,789
1,377
12,017
6,368
11,830
14,281
4,067
59,729
Special mention
628
—
—
—
764
—
—
1,392
Substandard
—
500
—
—
—
—
—
500
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
10,417
1,877
12,017
6,368
12,594
14,281
4,067
61,621
Current period gross charge-offs — — — — — — — —
Hotel/motel
Pass
5,068
429
6,082
9,092
2,982
10,886
147
34,686
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
5,068
429
6,082
9,092
2,982
10,886
147
34,686
Current period gross charge-offs — — — — — — — —

Year of Origination 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total
Loans
(Dollars in thousands)
September 30, 2025:
Multi-family
Pass
785
3,640
11,905
20,644
1,794
7,608
2,118
48,494
Special mention
—
—
—
—
—
—
3,049
3,049
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
785
3,640
11,905
20,644
1,794
7,608
5,167
51,543
Current period gross charge-offs — — — — — — — —
Other
Pass
21,843
33,824
17,194
29,184
18,848
26,974
2,100
149,967
Special mention
—
366
—
—
498
—
—
864
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total other
21,843
34,190
17,194
29,184
19,346
26,974
2,100
150,831
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
4,245
4,784
16,110
17,385
2,411
11,417
1,668
58,020
Special mention
—
—
—
—
—
249
—
249
Substandard
245
—
—
—
—
837
—
1,082
Nonaccrual
—
—
68
—
—
—
—
68
Total consumer mortgage
4,490
4,784
16,178
17,385
2,411
12,503
1,668
59,419
Current period gross charge-offs — —
4
— —
1
—
5
Investment property
Pass
6,582
8,515
10,506
9,964
7,015
12,298
1,611
56,491
Special mention
—
—
—
—
—
—
—
—
Substandard
237
—
—
—
5
—
91
333
Nonaccrual
—
—
36
—
—
—
—
36
Total investment property
6,819
8,515
10,542
9,964
7,020
12,298
1,702
56,860
Current period gross charge-offs — —
2
— — — —
2
Consumer installment
Pass
3,507
2,377
1,197
1,063
153
86
362
8,745
Special mention
—
10
15
—
—
—
—
25
Substandard
8
6
13
8
—
—
—
35
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
3,515
2,393
1,225
1,071
153
86
362
8,805
Current period gross charge-offs
42
45
9
— — — —
96
Total loans
Pass
75,094
97,008
96,430
103,648
56,466
102,631
18,668
549,945
Special mention
742
382
16
—
1,262
295
3,058
5,755
Substandard
490
506
20
8
5
837
242
2,108
Nonaccrual
—
—
104
—
—
—
—
104
Total loans $
76,326
97,896
96,570
103,656
57,733
103,763
21,968
$
557,912
Total current period gross charge-offs $
42
45
114
4
—
1
— $
206

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
4,794
1,317
58,228
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
5,015
2,057
1,911
296
90
113
67
9,549
Special mention
—
9
—
9
—
—
—
18
Substandard
39
15
10
—
—
—
—
64
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
5,054
2,081
1,921
305
90
113
67
9,631
Current period gross charge-offs
25
42
42
1
—
4
—
114
Total loans
Pass
113,566
112,867
117,625
65,843
45,114
81,746
22,993
559,754
Special mention
292
332
—
9
593
486
—
1,712
Substandard
878
76
284
16
263
531
—
2,048
Nonaccrual
404
99
—
—
—
—
—
503
Total loans $
115,140
113,374
117,909
65,868
45,970
82,763
22,993
$
564,017
T otal current period gross charge-offs $
25
42
51
1
—
65
— $
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
Nine months ended September 30,
(Dollars in thousands) 2025 2024 2025 2024
Provision for credit losses:
Loans $
(196)
$
(206)
$
(87)
$
15
Reserve for unfunded commitments
(59)
79
(65)
69
Total provision for credit
losses
$
(255)
$
(127)
$
(152)
$
84
The following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective
periods.
(Dollars in thousands)
Commercial and
industrial
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended September 30, 2025:
Beginning balance $
1,212
1,613
3,151
866
123
$
6,965
Charge-offs
—
—
—
—
(87)
(87)
Recoveries
—
—
—
4
5
9
Net recoveries (charge-offs)
—
—
—
4
(82)
(78)
Provision for credit losses
(86)
(61)
(113)
(34)
98
(196)
Ending balance $
1,126
1,552
3,038
836
139
$
6,691
Nine months ended September 30, 2025:
Beginning balance $
1,244
1,059
3,842
588
138
$
6,871
Charge-offs
(103)
—
—
(7)
(96)
(206)
Recoveries
30
—
—
68
15
113
Net (charge-offs) recoveries
(73)
—
—
61
(81)
(93)
Provision for credit losses
(45)
493
(804)
187
82
(87)
Ending balance $
1,126
1,552
3,038
836
139
$
6,691
Quarter ended September 30, 2024:
Beginning balance $
1,366
942
4,091
603
140
$
7,142
Charge-offs
—
—
—
(54)
(40)
(94)
Recoveries
25
—
—
2
7
34
Net recoveries (charge-offs)
25
—
—
(52)
(33)
(60)
Provision for credit losses
(231)
43
(102)
44
40
(206)
Ending balance $
1,160
985
3,989
595
147
$
6,876
Nine months ended September 30, 2024:
Beginning balance $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)
—
—
(54)
(83)
(146)
Recoveries
99
—
—
7
38
144
Net recoveries (charge-offs)
90
—
—
(47)
(45)
(2)
Provision for credit losses
(218)
25
68
96
44
15
Ending balance $
1,160
985
3,989
595
147
$
6,876

The Company had no collateral dependent loans which were individually evaluated at September 30, 2025.
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
September 30, 2025
Residential real estate $ —
104
$
104
Total
$ —
104
$
104
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
(Dollars in thousands) 2025 2024 2025 2024
MSRs, net:
Beginning balance
$
827
$
942
$
892
$
992
Additions, net
27
28
44
54
Amortization expense
(48)
(51)
(130)
(127)
Ending balance
$
806
$
919
$
806
$
919
Valuation
allowance included in MSRs, net:
Beginning of period
$
—
$
—
$
—
$
—
End of period
—
—
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,203
$
2,346
$
2,204
$
2,382
End of period
2,110
2,171
2,110
2,171
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
For the nine months ended September 30, 2025, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.
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
September 30, 2025 and December 31, 2024, respectively,
by caption, on the accompanying consolidated balance sheets by
ASC 820 valuation hierarchy (as described above).
Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2025:
Securities available-for-sale:
Agency obligations
$
53,436
—
53,436
—
Agency MBS
165,583
—
165,583
—
State and political subdivisions
17,401
—
17,401
—
Total securities available
-for-sale
236,420
—
236,420
—
Total
assets at fair value
$
236,420
—
236,420
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
September 30, 2025 and December 31, 2024, respectively,
by caption, on the accompanying consolidated balance sheets
and by FASB ASC 820
valuation hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
September 30, 2025:
Loans held for sale $
145
—
145
—
Other assets (2)
806
—
—
806
Total assets at fair value $
951
—
145
806
December 31, 2024:
Loans, net (1) $
503
—
—
503
Other assets (2)
892
—
—
892
Total assets at fair value $
1,395
—
—
1,395
(1) Loans considered collateral dependent under ASC 326.
(2)
Represents MSRs, net, carried at lower of cost or estimated
fair value.

Quantitative Disclosures for Level 3 Fair Value
Measurements
At September 30, 2025 and December 31, 2024, the Company had no Level
3 assets measured at fair value on a recurring
basis.
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
Carrying
Significant
Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
September 30, 2025:
Mortgage servicing rights, net $
806
Discounted cash flow Prepayment speed or CPR
6.4
-
11.2
%
7.9
%
Discount rate
9.5
-
11.5
9.5
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
instruments at September 30, 2025
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
The following table summarizes our fair value estimates:
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
September 30, 2025:
Financial Assets:
Loans, net (1) $
551,221
$
534,754
—
—
$
534,754
Loans held for sale
145
148
—
148
—
Financial Liabilities:
Time Deposits $
180,957
$
180,076
—
180,076
$
—
December 31, 2024:
Financial Assets:
Loans, net (1) $
557,146
$
532,344
—
—
$
532,344
Financial Liabilities:
Time Deposits $
191,247
$
190,636
—
190,636
$
—
(
1) Represents loans, net of allowance for credit losses.
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
This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarters and nine months ended September 30, 2025 and 2024, as well as the information contained in our
annual report on Form 10-K for the year ended December 31, 2024 and our interim reports on Form 10-Q for the quarters
ended March 31, 2025 and June 30, 2025.
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

●
governmental monetary and fiscal policies, including taxes, federal deficit spending and the debt required to fund
such spending, changes in monetary policies in response to inflation and changes in prices and unemployment,
including changes in the Federal Reserve’s
target federal funds rate and changes in the Federal Reserve’s holdings
of securities through quantitative tightening or easing; and the timing and speed of any changes in furtherance of
the Federal Reserve’s long-term inflation
target of 2% while supporting maximum employment;
●
the effects of the federal government shutdown that began
October 1, 2025 due to federal budget disputes, which
continues and the effects of any resolution of such disputes;
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
CLARITY Act and the Anti-CBDC Surveillance Act bills being considered by Congress, more permissive
policies, regulation and/or enforcement regarding
digital assets, such as cyber currency and stable coins, including the chartering of new depository institutions focused on crypto coins and which creates additional competition to
banks and potential disintermediation of deposits, and greater risks to the payment systems that the banking
industry, including the
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
Summary of Results of Operations
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands, except per share amounts) 2025 2024 2025 2024
Net interest income (a) $ 7,590 $ 6,811 $ 22,015 $ 20,216
Less: tax-equivalent adjustment 18 21 54 60
Net interest income (GAAP) 7,572 6,790 21,961 20,156
Noninterest income
829 846 2,365 2,629
Total revenue
8,401 7,636 24,326 22,785
Provision for credit losses (255) (127) (152) 84
Noninterest expense 5,806 5,500 17,388 16,694
Income tax expense
623 531 1,500 1,170
Net earnings $ 2,227 $ 1,732 $ 5,590 $ 4,837
Basic and diluted earnings per share $ 0.64 $ 0.50 $ 1.60 $ 1.38
(a) Tax-equivalent.
See "Table 1 - Explanation
of Non-GAAP Financial Measures."

Financial Summary
The Company’s net earnings were $5.6
million for the first nine months of 2025, a 16% increase compared to $4.8 million for the first nine months of 2024.
Basic and diluted earnings per share were $1.60 per share for the first nine months of
2025, compared to $1.38 per share for the first nine months of 2024.
Net interest
income (tax-equivalent) was $22.0 million for the first nine months of 2025, a 9% increase compared to $20.2
million for the first nine months of 2024.
This increase was primarily due to an increase in the Company’s net interest
margin and an increase in average interest-earning assets.
The Company’s net interest margin
(tax-equivalent) was 3.26%
for the first nine months of 2025 compared to 3.05% for the first nine months of 2024.
This increase was primarily due to
improvements in our yields on interest-earning assets, and a decrease in our cost of interest-bearing deposits.
See “Results
of Operations – Average
Balance Sheet and Interest Rates” and “Net Interest Income and Margin”
below.
At September 30, 2025, the Company’s
allowance for credit losses was $6.7 million, or 1.20% of total loans, compared to
$6.9 million, or 1.22% of total loans, at December 31, 2024, and $6.9 million, or 1.22% of total loans, at September 30,
2024.
The Company recorded a negative provision for credit losses during the first nine months of 2025 of $152 thousand,
compared to a charge to provision of $84 thousand during the first nine months of 2024.
The provision for credit losses
under CECL reflects the Company’s
evaluation of its credit risk profile and its future economic outlook and forecasts.
Our
CECL model is largely influenced by economic factors including, the anticipated Alabama unemployment rate, which may
be affected by government policies, including monetary,
fiscal and other policies, including tariffs.
Noninterest income was $2.4 million in the first nine months of 2025, compared to $2.6 million in the first nine months of
2024.
The decrease was primarily related to a decrease in mortgage lending income and other noninterest income.
Noninterest expense was $17.4 million in the first nine months of 2025, compared to $16.7 million for the first nine months
of 2024.
The increase was primarily related to increases in salaries and benefits expense and other noninterest expense.
These increases were partially offset by a decrease in net occupancy and equipment expense.
Income tax expense was $1.5 million for the first nine months of 2025 compared to $1.2 million for the first nine months of
2024.
The Company's effective tax rate for the first nine months of 2025 was 21.16%, compared to 19.48% in the first nine
months of 2024.
The Company’s effective
income tax rate is affected principally by tax-exempt earnings from the
Company’s investments
in municipal securities and loans, bank-owned life insurance (“BOLI”), and New Markets Tax
Credits (“NMTCs”).
The Company paid cash dividends of $0.81 per share in the first nine months of
2025 and 2024.
At September 30, 2025,
the Bank’s regulatory capital
ratios were well above the minimum amounts required to be “well capitalized”
under current
regulatory standards with a total risk-based capital ratio of 16.49%, a tier 1 leverage ratio of 10.72% and a common equity
tier 1 (“CET1”) ratio of 15.51% at September 30, 2025.
See “Balance Sheet Analysis – Capital Adequacy”.
For the third quarter of 2025, net earnings were $2.2 million, or $0.64 per share, compared to $1.7 million, or $0.50 per
share, for the third quarter of 2024.
Net interest income (tax-equivalent) was $7.6 million for the third quarter of 2025 compared to $6.8 million for the third quarter of 2024.
The increase was due to growth in average interest-earning assets and improvements in our net interest margin.
The Company’s net interest margin
(tax-equivalent) was 3.30% in the third
quarter of 2025 compared to 3.05% in the third quarter of 2024.
The increase was primarily due to improved yields on
interest-earning assets, and a decrease in our cost of interest-bearing deposits.
The Company recorded a negative provision
for credit losses of $255 thousand in the third quarter of 2025, compared to a negative provision for credit losses of $127
thousand in the third quarter of 2024.
Noninterest income was $0.8 million for the third quarter of 2025 and 2024.
Noninterest expense was $5.8 million in the third quarter of 2025, compared to $5.5
million for the third quarter of 2024.
The increase in noninterest expense was primarily due to increases in salaries and benefits expense and increases in other
noninterest expense.
Income tax expense was $0.6
million for the third quarter of 2025 compared to $0.5 million for the third quarter of 2024.
The Company’s effective
tax rate for the third quarter of 2025 was 21.86%, compared to 23.46% in the third quarter of 2024.

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
$ 560,946 5.48% $ 568,939 5.18%
Securities - taxable 230,165 2.18% 248,923 2.20%
Securities - tax-exempt
9,131 3.79% 10,235 3.71%
Total securities
239,296 2.24% 259,158 2.26%
Federal funds sold 26,717 4.38% 18,014 5.47%
Interest bearing bank deposits 76,254 4.46% 39,530 5.47%
Total interest-earning
assets
903,213 4.51% 885,641 4.35%
Deposits:
NOW 202,381 1.35% 193,428 1.41%
Savings and money market 254,095 1.01% 250,146 0.79%
Time deposits 185,355 3.22% 196,584 3.45%
Total interest-bearing
deposits
641,831 1.75% 640,158 1.80%
Short-term borrowings 37 3.61% 838 0.48%
Total interest-bearing
liabilities
641,868 1.75% 640,996 1.80%
Net interest income and margin (tax-equivalent) $ 22,015 3.26% $ 20,216 3.05%
See Tables 4 and 5 –
Average Balances and Net Interest
Income Analysis for the quarters and nine months ended
September 30, 2025 and 2024, and Table
6 – Volume
and Rate Variance
Analysis.
Net Interest Income and Margin
Net interest income (tax-equivalent) was $22.0 million for the first nine months of 2025, a 9% increase compared to $20.2
million for the first nine months of 2024.
This increase was primarily due to an increase in the Company’s net interest
margin and an increase in average interest-earning assets.
The Company’s net interest margin
(tax-equivalent) was 3.26%
in the first nine months of 2025 compared to 3.05% in the first nine months of 2024.
This increase was primarily due to
improvements in our yields on interest-earning assets, and a decrease in our cost of our interest-bearing deposits.
Since
March 2022, the Federal Reserve increased the target federal funds rate by 525 basis points before announcing a 50-basis
points rate reduction on September 18, 2024, its first decrease in rates since its March 2020 COVID rate reduction,
followed by two 25 basis points reductions in October and December
2024 and another 25 basis point reduction in
September 2025.
At September 30, 2025, the Federal Reserve’s
target federal funds rate ranged from 4.00% to 4.25%.
The
Federal Reserve further reduced its target federal
funds rate range to 3.75% to 4.00% on October 29, 2025.
The tax-equivalent yield on total interest-earning assets increased by
16 basis points to 4.51% in the first nine months of
2025 compared to 4.35% in the first nine months of 2024.
This increase was primarily due to changes in our asset mix, as cash and cash equivalents increased and securities declined.
Average interest-earning
assets were $903.2 million during the
first nine months of 2025, a 2% increase compared to $885.6 million during the first nine months of 2024.
The cost of interest-bearing liabilities decreased 5 basis points in the first first nine months of 2025 to 175 basis points,
compared to 180 basis points in the first first nine months of 2024.
Our deposit costs may fluctuate as we compete for
deposit funds against other banks, money market mutual funds, Treasury securities and other interest-bearing alternative
investments.

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
margin during the remainder of 2025.
Provision for Credit Losses
The Company recorded a negative provision for credit losses during the first nine months of 2025 of $152 thousand,
compared to a charge of $84 thousand during the first nine
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
other policies, including tariffs.
The negative provision for the first nine months of 2025 was primarily driven by
improvements in the economic forecasts utilized in the model, most notably a reduction in the Alabama unemployment
rate.
The reclassification, upon completion of construction of two multifamily projects, from the construction and land
development loan segment to the multifamily loan segment, which carries lower modeled loss rates, also contributed to the
negative provision for credit losses during
the current period.
Our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment
methodology, to adequately
cover all expected credit losses as of the date the allowance is determined.
At September 30,
2025, the Company’s allowance for
credit losses was $6.7 million, or 1.20% of total loans, compared to $6.9 million, or
1.22% of total loans, at December 31, 2024, and $6.9 million, or 1.22% of total loans, at September 30, 2024.
Noninterest Income
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands) 2025 2024 2025 2024
Service charges on deposit accounts $ 154 $ 154 $ 461 $ 463
Mortgage lending income 167 133 391 463
Bank-owned life insurance 103 100 309 301
Other 405 459 1,204 1,402
Total noninterest income $ 829 $ 846 $ 2,365 $ 2,629
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
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands) 2025 2024 2025 2024
Origination income $ 93 $ 52 $ 150 $ 194
Servicing fees, net 74 81 241 269
Total mortgage lending
income
$ 167 $ 133 $ 391 $ 463

The Company’s mortgage
lending income typically fluctuates as mortgage interest rates, housing sales and refinancings
change.
Origination income decreased in the first nine months of 2025 compared to the first nine months of 2024 due to a
decrease in mortgage lending demand in our primary market area.
Other noninterest income was $2.4 million for the first nine months of 2025, compared to $2.6 million for the first nine
months of 2024.
The decrease in other noninterest income was primarily due to decreased fee income on reciprocal
deposits sold through the Intrafi network.
Noninterest Expense
Quarter ended September 30,
Nine months ended September 30,
(Dollars in thousands) 2025 2024 2025 2024
Salaries and benefits $ 3,375 $ 3,148 $ 9,943 $ 9,359
Net occupancy and equipment 598 614 1,916 1,980
Professional fees 312 291 984 931
Other 1,521 1,447 4,545 4,424
Total noninterest expense $ 5,806 $ 5,500 $ 17,388 $ 16,694
The increase in salaries and benefits expense was primarily due to routine annual increases in salaries and wages.
Income Tax
Expense
Income tax expense was $1.5 million for the first nine months of 2025 compared to $1.2 million for the first nine months of
2024.
The Company's effective tax rate for the first nine months of 2025 was 21.16%, compared to 19.48% in the first nine
months of 2024.
The Company’s effective
income tax rate is affected principally by tax-exempt earnings from the
Company’s investments
in municipal securities and loans, BOLI, and NMTCs.
BALANCE SHEET ANALYSIS
Securities
Securities available-for-sale were $236.4 million at September 30, 2025, compared to $243.0 million at December 31,
2024.
This decrease reflects the effects of an $18.0 million decrease in the amortized cost basis of securities available-for-
sale and an increase in the fair value of securities available-for-sale of
$11.4 million.
Unrealized losses on securities
declined 29% in the first nine months of 2025, primarily due to decreases in market interest rates.
The average annualized tax-equivalent yields earned on total securities were 2.24
%
in the first nine months of 2025
compared to 2.26% in the first nine months of 2024.
Loans
2025 2024
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 55,102 59,773 59,061 63,274 61,510
Construction and land development 79,045 93,820 86,403 82,493 77,956
Commercial real estate 298,681 282,868 288,353 289,992 297,773
Residential real estate 116,279 117,160 117,500 118,627 118,582
Consumer installment 8,805 9,093 9,333 9,631 9,878
Total loans $ 557,912 562,714 560,650 564,017 565,699
Total loans were $557.9
million at September 30, 2025, a slight decrease compared to $564.0 million at December 31,
2024.
Four loan categories represented the majority of the loan portfolio at September
30, 2025: commercial real estate
(54%), residential real estate (21%), construction and land development (14%)
and commercial and industrial (10%).
Approximately 21% of the Company’s
commercial real estate loans were classified as owner-occupied at September 30,
2025.

Within the residential real estate portfolio segment,
the Company had junior lien mortgages of approximately $12.2 million, or 2% of total loans,
and $11.2 million, or 2%, of total loans at September 30,
2025 and December 31, 2024, respectively.
For residential real estate mortgage loans with a consumer purpose, the
Company had no loans that required interest only
payments at September 30, 2025 and December 31, 2024. The Company’s
residential real estate mortgage portfolio does
not include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.
The average yield earned on loans and loans held for sale was 5.48% in the first nine months of 2025 and 5.18% in the first
nine months of 2024.
The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of
current economic conditions, including the levels of market interest rates, supply chain disruptions, commercial office
occupancy levels, housing supply shortages, and effects of
inflation on our borrowers’ cash flows, real estate market sales volumes and liquidity,
valuations used in making loans and evaluating collateral, availability and cost of financing
properties, real estate industry concentrations, competitive pressures from a wide range of other lenders, deterioration in
certain credits, interest rate fluctuations, reduced collateral values or non-existent collateral, title defects, in accurate
appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and regulations. Vario
us
projects financed earlier that were based on lower interest rate assumptions than currently in effect may not be as profitable
or successful at the higher interest rates currently in effect and which may exist in the future.
The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’
financial position. Also, we have
established and periodically review,
lending policies and procedures. Banking regulations limit a bank’s credit exposure by
prohibiting unsecured loan relationships that exceed 10% of its capital; or
20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $23.3 million.
Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $20.9 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.
At September 30, 2025, the Bank had no
loan relationships exceeding our internal limit.
We periodically
analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.
Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s
total risk-based capital at September 30, 2025 (and related balances at December
31,
2024).
September 30, December 31,
(Dollars in thousands) 2025 2024
Lessors of 1-4 family residential properties $ 56,860 $ 58,228
Multi-family residential properties 51,543 43,556
Shopping centers/strip malls 34,387 37,349
Hotel/motel 34,686 35,210
Allowance for Credit Losses
Our allowance for credit losses was approximately $6.7 million and $6.9 million at September 30, 2025 and December 31,
2024,
respectively, which our management
believed
to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.20%
at September 30, 2025, compared to 1.22% at December 31, 2024.
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
At September 30, 2025, reasonable and supportable periods of four quarters were utilized followed by an eight quarters
straight line reversion period to long term averages.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the third quarter of 2025 and
the previous four quarters is presented below.
2025 2024
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,965 6,750 6,871 6,876 7,142
Charge-offs:
Commercial and industrial
— (3) (100) — —
Residential real estate
— (6) (1) (7) (54)
Consumer installment
(87) (9) — (31) (40)
Total charge
-offs
(87) (18) (101) (38) (94)
Recoveries
9 67 37 54 34
Net (charge-offs) recoveries
(78) 49 (64) 16 (60)
Provision for credit losses - Loans
(196) 166 (57) (21) (206)
Ending balance
$ 6,691 6,965 6,750 6,871 6,876
as a % of loans 1.20% 1.24 1.20 1.22 1.22
as a % of nonperforming loans 6,434% 2,306 1,298 1,366 887
Net charge-offs (recoveries) as % of average
loans (a)
0.06% (0.03) 0.05 (0.01) 0.04
( a) Net charge-offs (recoveries) are annualized.

The allowance for credit losses by loan category for the third quarter of 2025 and the previous four quarters is presented
below.
2025 2024
Third Quarter Second Quarter First Quarter Fourth Quarter Third Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 1,126 9.9 $ 1,212 10.6 $ 1,219 10.5 $ 1,244 11.2 $ 1,160 10.9
Construction and land
development 1,445 14.2 1,613 16.7 1,401 15.4 1,059 14.6 985 13.8
Commercial real estate 3,145 53.5 3,151 50.3 3,153 51.4 3,842 51.5 3,989 52.6
Residential real estate 836 20.8 866 20.8 861 21.0 588 21.0 595 21.0
Consumer installment 139 1.6 123 1.6 116 1.7 138 1.7 147 1.7
Total allowance for
credit losses
$ 6,691 $ 6,965 $ 6,750 $ 6,871 $ 6,876
* Loan balance in each category expressed as a percentage of total loans.
Nonperforming Assets
At September 30, 2025 and December 31, 2024, the Company had $0.1 million and $0.5 million, respectively,
in
nonperforming assets.
The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third
quarter of 2025 and the previous four quarters.
2025 2024
Third Second First Fourth Third
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 104 302 520 503 775
Total nonperforming
assets
$ 104 302 520 503 775
as a % of loans and OREO 0.02% 0.05 0.09 0.09 0.14
as a % of total assets 0.01% 0.03 0.05 0.05 0.08
Nonperforming loans as a % of total loans 0.02% 0.05 0.09 0.09 0.14
Accruing loans 90 days or more past due $ 77 — 77 — —
The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2025 and the
previous four quarters.
2025 2024
Third Second First Fourth Third
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — — 3 99 —
Construction and land development — — 404 404 —
Commercial real estate — 119 — — 735
Residential real estate 104 183 113 — 40
Total nonaccrual
loans
$ 104 302 520 503 775
The Company discontinues the accrual of interest income when (1)
there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.
The Company had $77 thousand in loans 90 days or more past due and still accruing at September 30, 2025 compared to
none at December 31, 2024.

The Company had no OREO at September 30, 2025 or December 31, 2024.
Deposits
(In thousands) 2025 2024
Noninterest bearing demand $ 266,793 260,874
NOW 211,187 199,883
Money market 172,224 153,916
Savings 86,105 89,904
Certificates of deposit under $250,000 96,613 103,594
Certificates of deposit and other time deposits of $250,000 or more 84,344 87,653
Total deposits $ 917,266 895,824
Total deposits were $917.3
million at September 30, 2025, compared to $895.8 million at December 31, 2024.
The 2%
increase in deposits compared to December 31, 2024 was primarily related to an increase in money market and interest-
bearing checking accounts.
At September 30, 2025 the Company had $33.0 million in reciprocal deposits sold, compared
to $74.1 million at December 31, 2024.
The Company had no brokered deposits at September 30, 2025 and December 31,
2024.
Noninterest-bearing deposits were $266.8 million, or 29% of total deposits, at
September 30, 2025, compared to
$260.9 million, or 29% of total deposits at December 31, 2024.
The average rate paid on total interest-bearing deposits was 1.75% in the first nine months of 2025, compared to 1.80% in
first nine months of 2024.
The Bank participates in the Certificates of Deposit Account Registry Service
(the “CDARS”) and the Insured Cash Sweep
product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose
of improving the FDIC insurance coverage for our depositors.
The Company had reciprocal deposits on balance sheet of
$34.1 million at September 30, 2025, compared to $6.9 million at December
31, 2024.
At September 30, 2025, estimated uninsured deposits totaled $369.1 million, or 40% of total deposits, compared to $359.7
million, or 40% of total deposits at December 31, 2024.
Uninsured amounts are estimated based on the portion of account balances in excess of FDIC insurance limits.
The Bank’s estimated uninsured
deposits at September 30, 2025 and
December 31, 2024 include approximately $207.6 million
and $223.1 million, respectively,
of deposits of state, county and
local governments that are collateralized by securities having an equal fair value to such deposits.
Excluding estimated
uninsured deposits of state, county and local governments,
our estimated uninsured deposits would have been 18% of total deposits at September 30, 2025 and 15% of total deposits at December 31, 2024.
The estimated uninsured time deposits by maturity as of September
30, 2025 is presented below.
(Dollars in thousands) September 30, 2025
Maturity of:
3 months or less $ 37,525
Over 3 months through 6 months 6,289
Over 6 months through 12 months 8,673
Over 12 months 3,107
Total estimated uninsured
time deposits
$ 55,594

Other Borrowings and Available
Credit
The Company had no long-term debt at September 30, 2025 and December
31, 2024.
The Bank utilizes short and long-
term non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.
The Bank had available federal
funds lines totaling $65.2 million with no federal
funds borrowings outstanding at September 30, 2025, and December 31,
2024, respectively.
The Company had no securities sold under agreements to repurchase, which generally have been
entered into on behalf of certain customers at both September 30, 2025 and December 31, 2024.
The Bank is eligible to
borrow from the FRB’s discount window,
but had no such borrowings at September 30, 2025 and December 31, 2024.
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
The Bank had no borrowings under FHLB of Atlanta’s
advance
program at September 30, 2025 and December 31, 2024, respectively.
At those dates, the Bank had $308.6 million and
$296.9 million, respectively,
of available lines of credit at the FHLB of Atlanta.
CAPITAL ADEQUACY
The Company’s consolidated
stockholders’ equity was $89.6 million and $78.3 million as of September
30, 2025 and
December 31, 2024, respectively.
The increase from December 31, 2024 was primarily driven by
net earnings of $5.6
million and other comprehensive income due to the change in unrealized gains/losses on securities available-for-sale, net of
tax of $8.6 million, partially offset by cash dividends of $2.8 million.
Unrealized losses do not affect the Bank’s
capital for
regulatory capital purposes.
The Company paid cash dividends of $0.81 per share for both the first nine months of 2025 and the first nine months of
2024.
During July of 2025, the Company granted certain officers
restricted stock units (“RSUs”) on 3,030 shares of Company
common stock pursuant to the Company’s
2024 Equity and Incentive Compensation Plan.
The RSUs are reflected in the
consolidated statements of stockholders’ equity and in earnings per share, were not material to the Company’s financial
condition, results of operations, or cash flows for the period.
The Form of Award
Agreement is filed as Exhibit 10.1 to this
report.
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
The Bank’s tier 1 leverage ratio was 10.72%,
CET1 risk-based capital ratio was 15.51%, tier 1
risk-based capital ratio was 15.51%, and total risk-based capital ratio was 16.49%
at September 30, 2025. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier
1 leverage ratio, 6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”
The Bank’s capital conservation
buffer was 8.49% at September 30, 2025.
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
At September 30, 2025, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.
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
● 35% for an instantaneous change of +/- 400 basis points
● 30% for an instantaneous change of +/- 300 basis points
● 25% for an instantaneous change of +/- 200 basis points
● 15% for an instantaneous change of +/- 100 basis points
At September 30, 2025, our EVE model indicated that we were in compliance with our policy guidelines.
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

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, but are not
designated as hedging instruments. At September 30, 2025 and December 31, 2024, the Company had no derivative
contracts designated as part of a hedging relationship to assist in managing its interest rate sensitivity.
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
funding for growth and liquidity.
Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2025, the Bank had no FHLB of Atlanta advances outstanding and available credit from the
FHLB of $308.6 million. At September 30, 2025, the Bank also had $65.2 million of available federal funds lines with no
borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual
Obligations
At September 30, 2025, the Bank had outstanding standby letters of credit of $0.8 million and unfunded loan commitments
outstanding of $61.1 million.
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

As of September 30, 2025, the aggregate unpaid principal balance of residential mortgage loans, which we have originated
and sold, but retained the servicing rights, was $193.5 million.
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
The Company was not required to repurchase any loans during the first nine months of 2025 as a result of representation
and warranty provisions contained in the Company’s
sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2025.
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
As of September 30, 2025, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae was current as of such date.
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
As of October 31, 2025, yields on one- and two-
m
onth maturity Treasury securities were higher
than other Treasury securities with maturities of 10 years or less.

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
Beginning in September 2024, in light of inflation moderating, the Federal
Reserve’s Federal Open Market Committee
(“FOMC”) had three reductions in its target federal funds
rate range totaling 100 basis points to 4.25% to 4.50%. While the
FOMC reaffirmed its target inflation rate of 2% over
the longer run, it indicated it was “recalibrating” its policy based on decreasing inflation rates and the risks of increasing unemployment, but would act on incoming data, the evolving outlook
and the balance of the risks of inflation and unemployment levels. In the future, the Federal Reserve could further decrease
target interest rates, or could increase such target
rates, depending on the data and its outlook.
On July 31, 2025, the FOMC
stated that it seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run.
Uncertainty
about the economic outlook remains elevated.
The Committee is attentive to the risks to both sides of its dual mandate. …
The [FOMC’s] assessments will take
into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international developments.”
On September 17, 2025, the FOMC reduced its target federal funds rate range 25 basis points to 4.00% to 4.25%, and stated
it would continue to reduce its holdings of Treasury
and agency debt and mortgage-backed securities (“MBS”).
Most
recently, on October 29, 2025,
the FOMC noted inflation had risen and was somewhat elevated, and that downside risks to
employment had risen in recent months.
As a result, the FOMC reduced its target federal funds rate range 25 basis points to 3.75% to 4.00%.
The FOMC took further action with respect to its overnight repurchase and reverse repurchase rates
and daily volume limitations and effective October 30, 2025, limited the rate of reduction in the Federal Reserve’s
securities holdings, subject to modest deviations for operational reasons:
●
The Federal Reserve will roll over and reinvest at auction principal payments on Treasury securities maturing in
excess of $5 billion per month.
●
Beginning December1, all principal payments on Treasury
securities would be rolled over and reinvested.
●
Reinvest the amount of principal payments from the Federal Reserve's holdings of agency debt and agency MBS
received in October and November that exceeds a cap of $35 billion per month in Treasury securities to roughly
match the maturity composition of Treasury
securities outstanding.
●
Beginning, all principal payments from the Federal Reserve's holdings of agency securities would be reinvested in
Treasury bills.
CURRENT ACCOUNTING DEVELOPMENTS
The following ASU has been issued by the FASB
but is not yet effective.
●
ASU 2023-09,
Income Taxes
(Topic 740):
Improvements to Income Tax
disclosures
ASU 2023-09 seeks to enhance the transparency and decision usefulness of income tax disclosures.
For public business
entities, the new standard is effective for annual periods beginning after December 15, 2024.
The Company does not
e
xpect the new standard to have a material impact on the Company’s consolidated financial statements.

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
2025 2024
Third Second First Fourth Third
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,572 7,344 7,045 6,969 6,790
Tax-equivalent adjustment 18 19 17 19 21
Net interest income (Tax
-equivalent)
$ 7,590 7,363 7,062 6,988 6,811
Nine months ended September 30,
(In thousands) 2025 2024
Net interest income (GAAP) $ 21,961 20,156
Tax-equivalent adjustment 54 60
N et interest income (Tax-equivalent) $ 22,015 20,216

Table 2
- Selected Quarterly Financial Data
2025 2024
Third Second First Fourth Third
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,590 7,363 7,062 6,988 6,811
Less: tax-equivalent adjustment 18 19 17 19 21
Net interest income (GAAP) 7,572 7,344 7,045 6,969 6,790
Noninterest income 829 789 747 845 846
Total revenue 8,401 8,133 7,792 7,814 7,636
Provision for credit losses (255) 113 (10) (48) (127)
Noninterest expense 5,806 5,702 5,880 5,472 5,500
Income tax expense
623 485 392 830 531
Net earnings $ 2,227 1,833 1,530 1,560 1,732
Per share data:
Basic and diluted net earnings
$ 0.64 0.52 0.44 0.45 0.50
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic 3,493,699 3,493,699 3,493,699 3,493,699 3,493,699
Diluted 3,495,972 3,493,699 3,493,699 3,493,699 3,493,699
Shares outstanding, at period end 3,493,699 3,493,699 3,493,699 3,493,699 3,493,699
Book value $ 25.65 24.64 23.79 22.41 24.14
Common stock price:
High $ 28.47 25.28 23.37 24.57 24.35
Low
23.13 19.48 20.36 20.06 17.50
Period end: 28.44 25.00 21.59 23.49 22.90
To earnings ratio (b) 13.87 x 13.09 11.42 12.77 91.60
To book value 111% 101 91 105 95
Performance ratios:
Annualized return on average equity
10.65% 9.00 7.83 7.49 9.10
Annualized return on average assets
0.89% 0.74 0.62 0.63 0.71
Dividend payout ratio 42.19% 51.92 61.36 60.00 54.00
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.20% 1.24 1.20 1.22 1.22
Nonperforming loans 6,434% 2,306 1,298 1,366 887
Nonperforming assets as a % of:
Loans and other real estate owned 0.02% 0.05 0.09 0.09 0.14
Total assets
0.01% 0.03 0.05 0.05 0.08
Nonperforming loans as a % of total loans 0.02% 0.05 0.09 0.09 0.14
Annualized net charge-offs (recoveries) as % of average loans 0.06% (0.03) 0.05 (0.01) 0.04
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.51% 15.32 15.04 14.80 14.75
Tier 1 risk-based capital ratio 15.51% 15.32 15.04 14.80 14.75
Total risk-based capital ratio 16.49% 16.35 16.05 15.81 15.76
Tier 1 leverage ratio 10.72% 10.64 10.52 10.49 10.43
Other financial data:
Net interest margin (a) 3.30% 3.27 3.20 3.09 3.05
Effective income tax rate 21.86% 20.92 20.40 34.73 23.46
Efficiency ratio (d) 68.96% 69.95 75.30 69.86 71.83
Selected average balances:
Securities $ 237,161 240,177 240,588 255,168 251,723
Loans, net of unearned income 556,233 559,770 566,082 567,634 571,651
Total assets 997,892 990,523 987,272 991,275 982,656
Total deposits 909,293 905,227 906,805 904,605 904,860
Total stockholders’ equity 83,642 81,447 78,158 83,325 76,113
Selected period end balances:
Securities $ 236,420 239,681 242,468 243,012 258,285
Loans, net of unearned income 557,912 562,714 560,650 564,017 565,699
Allowance for credit losses 6,691 6,965 6,750 6,871 6,876
Total assets 1,011,184 1,029,224 996,786 977,324 990,143
Total deposits 917,266 939,851 910,503 895,824 901,724
Total stockholders’ equity 89,613 86,071 83,115 78,292 84,336
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
Net interest income (a) $ 22,015 20,216
Less: tax-equivalent adjustment 54 60
Net interest income (GAAP) 21,961 20,156
Noninterest income 2,365 2,629
Total revenue 24,326 22,785
Provision for credit losses
(152)
84
Noninterest expense 17,388 16,694
Income tax expense 1,500 1,170
Net earnings $ 5,590 4,837
Per share data:
Basic and diluted net earnings
$ 1.60 1.38
Cash dividends declared 0.81 0.81
Weighted average shares outstanding:
Basic 3,493,699 3,493,687
Diluted 3,494,465 3,493,687
Shares outstanding, at period end 3,493,699 3,493,699
Book value $ 25.65 24.14
Common stock price:
High $ 28.47 24.35
Low
19.48 16.63
Period end 28.44 22.90
To earnings ratio (b) 13.87 x 91.60
To book value 111% 95
Performance ratios:
Annualized return on average equity
9.06% 8.59
Annualized return on average assets
0.75% 0.66
Dividend payout ratio 50.63% 58.70
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.20% 1.22
Nonperforming loans 6,434% 887
Nonperforming assets as a % of:
Loans and other real estate owned 0.02% 0.14
Total assets
0.01% 0.08
Nonperforming loans as a % of total loans 0.02% 0.14
Annualized net recoveries as a % of average loans
0.02
%
—
Capital Adequacy: (c)
CET 1 risk-based capital ratio 15.51% 14.75
Tier 1 risk-based capital ratio 15.51% 14.75
Total risk-based capital ratio 16.49% 15.76
Tier 1 leverage ratio 10.72% 10.43
Other financial data:
Net interest margin (a) 3.26% 3.05
Effective income tax rate 21.16% 19.48
Efficiency ratio (d) 71.32% 73.08
Selected average balances:
Securities $ 239,296 259,158
Loans, net of unearned income 560,659 568,628
Total assets 991,935 979,243
Total deposits 907,105 900,876
Total stockholders’ equity 82,281 75,044
Selected period end balances:
Securities $ 236,420 258,285
Loans, net of unearned income 557,912 565,699
Allowance for credit losses 6,691 6,876
Total assets 1,011,184 990,143
Total deposits 917,266 901,724
Total stockholders’ equity 89,613 84,336
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
Loans and loans held for sale (1) $ 556,736 $ 7,793 5.55% $ 571,917 $ 7,642 5.32%
Securities - taxable (2) 228,127 1,220 2.12% 241,604 1,327 2.19%
Securities - tax-exempt (2)(3) 9,034 86 3.78% 10,119 97 3.81%
Total securities
237,161 1,306 2.18% 251,723 1,424 2.25%
Federal funds sold 27,572 304 4.37% 18,696 255 5.43%
Interest bearing bank deposits 90,964 1,027 4.48% 46,174 659 5.68%
Total interest-earning
assets
912,433 $ 10,430 4.54% 888,510 $ 9,980 4.47%
Cash and due from banks 13,627 17,909
Other assets 71,832 76,237
Total assets $ 997,892 $ 982,656
Interest-bearing liabilities:
Deposits:
NOW $ 199,060 $ 650 1.30% $ 192,781 $ 729 1.50%
Savings and money market 265,627 763 1.14% 253,943 614 0.96%
Time deposits 180,618 1,427 3.13% 198,009 1,826 3.67%
Total interest-bearing
deposits
645,305 2,840 1.75% 644,733 3,169 1.96%
Short-term borrowings
—
—
—
2
—
—
Total interest-bearing
liabilities
645,305 $ 2,840 1.75% 644,735 $ 3,169 1.96%
Noninterest-bearing deposits 263,988
260,127
Other liabilities 4,957 1,681
Stockholders' equity 83,642
76,113
Total liabilities and stockholders'
equity
$ 997,892 $ 982,656
Net interest income and margin (tax-equivalent) $ 7,590 3.30% $ 6,811 3.05%
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
Loans and loans held for sale (1) $ 560,946 $ 23,012 5.48% $ 568,939 $ 22,082 5.18%
Securities - taxable (2) 230,165 3,751 2.18% 248,923 4,109 2.20%
Securities - tax-exempt (2)(3) 9,131 259 3.79% 10,235 284 3.71%
Total securities
239,296 4,010 2.24% 259,158 4,393 2.26%
Federal funds sold 26,717 875 4.38% 18,014 738 5.47%
Interest bearing bank deposits 76,254 2,541 4.46% 39,530 1,619 5.47%
Total interest-earning
assets
903,213 $ 30,438 4.51% 885,641 $ 28,832 4.35%
Cash and due from banks 15,864 17,917
Other assets 72,858 75,685
Total assets $ 991,935 $ 979,243
Interest-bearing liabilities:
Deposits:
NOW $ 202,381 $ 2,042 1.35% $ 193,428 $ 2,045 1.41%
Savings and money market 254,095 1,910 1.01% 250,146 1,486 0.79%
Time deposits 185,355 4,470 3.22% 196,584 5,082 3.45%
Total interest-bearing
deposits
641,831 8,422 1.75% 640,158 8,613 1.80%
Short-term borrowings 37 1 3.61% 838 3 0.48%
Total interest-bearing
liabilities
641,868 $ 8,423 1.75% 640,996 $ 8,616 1.80%
Noninterest-bearing deposits 265,274
260,718
Other liabilities 2,512 2,485
Stockholders' equity 82,281
75,044
Total liabilities and stockholders'
equity
$ 991,935 $ 979,243
Net interest income and margin (tax-equivalent) $ 22,015 3.26% $ 20,216 3.05%
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
Nine months ended
September 30, 2025 vs. 2024
September 30, 2025 vs. 2024
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:
Loans and loans held for sale
$ 151 342 (191) $ 930 1,275 (345)
Securities - taxable (107) (38) (69) (358) (48) (310)
Securities - tax-exempt (1) (11) (1) (10) (25) 7 (32)
Total securities
(118) (39) (79) (383) (41) (342)
Federal funds sold 49 (49) 98 137 (147) 284
Interest bearing bank deposits 368 (139) 507 922 (299) 1,221
Total interest income $ 450 115 335 $ 1,606 788 818
Interest expense:
Deposits:
NOW $ (79) (101) 22 $ (3) (91) 88
Savings and money market 149 113 36 424 395 29
Certificates of deposit (399) (266) (133) (612) (336) (276)
Total interest-bearing
deposits
(329) (254) (75) (191) (32) (159)
Short-term borrowings — — — (2) 20 (22)
Long-term debt — — — — — —
Total interest expense (329) (254) (75) (193) (12) (181)
Net interest income $ 779 369 410 $ 1,799 800 999
(1) Yields on tax-exempt securities have been
computed on a tax-equivalent basis using an income
tax rate of 21%.
See "Table 1 - Explanation
of Non-GAAP Financial Measures."
(
2) Changes that are not solely a result of volume or rate have been allocated to volume.

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
The persistence of inflation above the Federal Reserve’s
long
term targets, and the maintenance of or further increases in, tightened Federal Reserve monetary policy by increased target interest rates and reductions in the Federal Reserve’s
securities portfolio, have and may continue to affect the levels of
interest rates, mortgage originations and income, the market values of our securities portfolio and loans and have resulted in
unrealized securities losses that have adversely affected our stockholders’
equity.
Although inflation has remained above
the 2% rate, during the last year the Federal Reserve has reduced its target federal funds range from 5.25% to 5.50% to
3.75% to 4.00%, and on October 29, 2025 announced that it would end the roll-off of maturing securities it held beginning
December 1, 2025 as the Federal Reserve sought to meet its dual mandate of maximum employment and 2% inflation over
the longer run.
These actions, and the changes from tighter to more accommodative monetary policy have affected and are
expected to continue to affect our deposit costs and mixes,
and consumer savings and payment behaviors.
These may also
affect our borrowers’ operating costs, expected returns and
cash flows available to service our loans.
Additional risks and
uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our
b
usiness, financial condition, and/or operating results in the future.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not make any unregistered sales of common stock or other equity securities during the third quarter of
2025.
ITEM 3.
DEFAULTS
UPON SENIOR SECURITIES
Not applicable.
ITEM 4.
MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.
OTHER INFORMATION
N ot applicable.

ITEM 6.
EXHIBITS
Exhibit
Number
Description
3.1
Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*
3.2
Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **
10.1
Form of Notice of Discretionary Equity Award Agreement and related Terms and Conditions (together, the
“RSU Award Agreement”)
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
32.1
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, by David A. Hedges, President and Chief Executive Officer.** **
32.2
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, by W. James Walker, IV, Senior Vice President and Chief Financial Officer.****
101.INS
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
Form 8-K dated July 30, 2025.
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
November 12, 2025
By:
/s/ David A. Hedges
David A. Hedges
President and CEO
Date:
November 12, 2025
By:
/s/
W.
James Walker,
IV
W. James Walker,
IV
Senior Vice President and
Chief Financial Officer