Form 10-K
period 2025-12-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2026-03-17
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
FORM
10-K
☒
Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the fiscal year ended
December 31, 2025
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
55,287,550
as of June 30, 2025.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding
of each of the registrant’s classes of common stock, as
of the latest practicable date:
3,493,699
shares of common stock as
of March 16, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual
Meeting of Shareholders, scheduled to
be held May 12, 2026, are incorporated by
reference into Part II, Item 5 and
Part III of this Form 10-K.

.

PART I
PAGE
ITEM 1.
BUSINESS
4
ITEM 1A.
RISK FACTORS
27
ITEM 1B.
UNRESOLVED STAFF COMMENTS
36
ITEM 1C.
CYBERSECURITY
36
ITEM 2.
PROPERTIES
38
ITEM 3.
LEGAL PROCEEDINGS
39
ITEM 4.
MINE SAFETY DISCLOSURES
39
PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
40
ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
42
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
65
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
65
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
106
ITEM 9A.
CONTROLS AND PROCEDURES
106
ITEM 9B.
OTHER INFORMATION
107
ITEM 9C.
DISCLOSURE REGARDING FORGEIN JURISDICTIONS THAT PREVENT
INSPECTION
107
PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
108
ITEM 11.
EXECUTIVE COMPENSATION
108
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS
108
ITEM 13.
CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
108
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES
108
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
109
ITEM 16.
FORM 10-K SUMMARY
110

PART
I
SPECIAL CAUTIONARY NOTE REGARDING
FORWARD
-LOOKING STATEMENTS
Various
of the statements made herein under the captions “Business,” Properties,” “Risk Factors,”
“Management’s
Discussion and Analysis of Financial Condition and Results of Operations”,
“Quantitative and Qualitative Disclosures
about Market Risk”, and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A
of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,
as amended (the “Exchange Act”).
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
statements.
You
should not expect us to
update any forward-looking statements.
All statements other than statements of historical fact could be forward-looking statements.
You
can identify these
forward-looking statements through our use of words such as “may,”
“will,” “anticipate,” “assume,” “should,” “indicate,”
“would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,”
“designed”, “plan,” “point to,” “project,” “could,”
“intend,” “target,” “seek” and other similar words and expressions of the future.
These forward-looking statements may not
be realized due to a variety of factors, including, without limitation:
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,
natural disasters such as hurricanes, and tornados and floods, epidemics or pandemics, supply chain disruptions and changes in consumer behaviors;
●
the effects of war, other conflicts or
attacks, acts of terrorism, trade restrictions, tariffs, sanctions, the value of the
U.S. dollar against other currencies, or other events that may affect general economic conditions, and consumer
and business confidence;
●
governmental fiscal and monetary policies and changes, including taxes, the amount of federal deficit spending
and the debt to fund such spending, changes in monetary policies, including changes in the Federal Reserve’s
target federal funds rate and in the Federal Reserve’s
holdings of securities through quantitative tightening or
easing; and the duration that the Federal Reserve will keep its targeted federal funds rates at or above current target
ranges to meet its long term inflation target of 2%;
●
changes in market interest rates and the shape of the yield curve on changes in savings, deposit and payment
behaviors, the levels, composition and costs of deposits, loan demand and mortgage loan originations, and the
values and liquidity of and interest-sensitive assets and liabilities;
●
increases in market interest rates that may result in unrealized losses on our securities portfolio, which adversely
affect our stockholders’ equity for financial reporting purposes and our tangible equity;
●
the effects of competition from a wide variety of local, regional, national and other providers of financial,
investment and insurance services, including the disruptive effects of financial technology and products, including
stablecoin and other digital assets businesses, which are not subject to the same regulation, including capital and
liquidity requirements, internal controls, and supervision and examination, as the Company and the Bank, and
competition from credit unions, which are not subject to federal income taxation;
●
more permissive regulation and/or enforcement of digital assets, such as cyber currency and stablecoins (including
rewards or other forms of payments functionally similar to interest), that increases competition to banks, increases
risks to the payment systems, increases risks of fraud and theft of digital assets and their effects on customers other
financial institutions, including our counterparties, and confidence in the financial system, generally;
●
changes in banking, securities and tax laws, regulations and rules and their application by the regulators, including
capital and liquidity requirements, and in the coverage and cost of FDIC deposit insurance;

●
legislative, executive branch and regulatory changes, including changes in policy, leadership and personnel,
including reductions in the number and experience of personnel, at the bank and securities regulators and the
CFPB, and the uncertain effects of all these, including the costs and benefits of such changes;
●
the effects of the potential privatization and changes to Fannie Mae and Freddie Mac and its purchases of
mortgage-backed securities on the mortgage markets and to us as an originator, seller and servicer of residential
mortgage loans;
●
the assumptions, judgments and estimates made by the Company, including those used in the Company’s CECL
models to establish our allowance for credit losses and asset impairments, as well as differences in, and changes to,
economic, market and credit conditions, including changes in employment levels and payment behaviors from
those used in our CECL models and loan portfolio reviews;
● changes in accounting pronouncements and interpretations;
● changes in borrower credit risks, and;
●
changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that
may be included as capital for regulatory purposes;
●
changes in our technology or products that may be more difficult, costly and risky, or less effective
than
anticipated;
●
threats of potential cyber-attacks and data breaches, in constantly changing forms and increasing sophistication,
including through the use of artificial intelligence and state sponsorship of the attacks;
●
the estimates that our future taxable income could be inaccurate, and if lower taxable income is realized from our
operations, the amount of our deferred tax assets that we anticipate will be reduced;
●
our future earnings and “eligible retained earnings” over rolling four calendar quarter periods may limit our
dividends, share repurchases and discretionary bonuses; and
●
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make
with the Securities and Exchange Commission (the “Commission” or
“SEC”) under the Exchange Act.
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
The Bank operates
ATM
machines in 8 locations in its primary service area.
The Bank offers Visa
®
Checkcards, which are debit cards with
the Visa logo that work like
checks and can be used anywhere Visa
is accepted, including ATMs.
The Bank’s Visa
Checkcards can be used internationally through the Plus ®
network.
The Bank offers online banking, bill payment, online
consumer account opening, and other electronic banking services through its Internet website, www.auburnbank.com
.
Our
online banking services, bill payment and electronic services are subject to certain cybersecurity risks.
See “Risk Factors –
Our information systems may experience interruptions and
security breaches.”
The Bank has not offered any services related to any Bitcoin or other digital or crypto instruments, stablecoins or
businesses.
Competition
The Bank operates in a highly competitive market for loans, deposits and other financial services in East Alabama,
including Lee County.
Based on FDIC deposit market share data as of June 30, 2025, the Bank held the largest share of
deposits in Lee County.
The Bank competes with 20 national, regional and community banks with offices in Lee County,
which operate offices in the local market and many have substantially greater financial, technological and marketing
resources.
The Bank also competes with credit unions, mortgage lenders, insurance companies, investment firms and other
financial service providers. In addition, financial services are increasingly offered through digital and online platforms by
institutions that may not maintain a physical presence in our market.
Many larger financial institutions have advantages over
the Bank, including broader product offerings, higher lending limits, greater access to capital markets, more extensive advertising and marketing capabilities, and the ability to operate
across larger geographic markets.
The Bank also faces significant competition for deposits and other financial services
from investment companies, mutual funds, insurance companies and other financial institutions offering alternative savings
and investment products. Some of these competitors may not be subject to the same regulatory requirements as banks.
The Bank seeks to compete by emphasizing customer relationships, community presence, local decision-making and
responsive service.

Selected Economic Data
The Company’s primary market area
is Lee County, Alabama, including
the cities of Auburn and Opelika and surrounding
communities in East Alabama. Lee County is part of the Auburn-Opelika metropolitan statistical area. The local economy
is influenced by higher education, healthcare services, public education, distribution and logistics operations, retail and
service businesses, and automobile manufacturing and related suppliers located in the region.
Major employers in the area
include Auburn University,
regional healthcare providers, public school systems, manufacturing facilities, and distribution
operations. The presence of large automobile manufacturing
plants and related suppliers along the Interstate 85 corridor in eastern Alabama and western Georgia also contributes
significantly to economic activity in the region and supports local employment, business development, and population growth.
As of year-end 2025, Lee County’s
unemployment rate was
2.1% compared to 2.7% for the State of Alabama.
Economic conditions in our market area, including employment levels, housing activity, business investment, inflation
and
interest rates, influence loan demand, credit quality,
deposit growth, and other aspects of our operations. Changes in these conditions could affect our results of operations and financial condition.
The Auburn-Opelika metropolitan area has experienced population and economic growth in recent years, supported by
expansion in education, healthcare, manufacturing and related industries.
Continued growth in these sectors may influence
future economic conditions in our market area.
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
real estate
lending.
Our commercial real estate (“CRE”) loans, including $59.6 million of loans on owner occupied property,
as of December
31, 2025 totaled $325.5 million (58% of total loans).
Our regulators’ CRE Guidance excludes loans on owner occupied property from CRE.
Excluding our owner-occupied loans, our CRE loans were $290.2 million
(51% of total loans) at year
end 2024.
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
While most loans are made within our primary service area, some residential mor tgage loans
are originated outside the primary service area, and the Bank from time to time has purchased loan participations from
outside its primary service area.
We
also may make loans to other borrowers outside these areas, especially where we have
a relationship with the borrower, or
its business or owners.

Human Capital
At December 31, 2025, the Company and its subsidiaries had 145 full-time equivalent employees, including 37 officers.
Our employees have been with us an average of approximately 12 years.
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
Various
changes in legislation and regulatory rules and practices occur regularly.
Any change in
applicable law or regulation may have a material effect on
the Company’s business, and our results of
operations and
financial condition.
The following discussion is qualified in its entirety by reference to the particular laws, rules
and
regulatory proposals referred to below.
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
Changes in control of bank holding companies are subject to prior notice to, and nonobjection by the Federal Reserve under
the federal Change in Bank Control Act (the “Control Act”), and in the case of bank holding companies controlling
Alabama state banks, by the Alabama Superintendent of Banks (the “Alabama
Superintendent”) under the Alabama
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
Changes in control of bank holding companies are subject to prior notice to, and nonobjection by the Federal Reserve under
the federal Change in Bank Control Act (the “Control Act”), and in the case of bank holding companies controlling
Alabama state banks, by the Alabama Superintendent of Banks (the “Alabama
Superintendent”) under the Alabama
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
For example, insurance activities are subject to supervision and regulation by state insurance authorities and securities
broker-dealer and investment advisory activities are regulated by the SEC.
The BHC Act permits acquisitions of banks by bank holding companies, subject to various restrictions, including that the
acquirer is “well capitalized” and “well managed”. Bank mergers are also subject to the approval of the resulting bank’s
primary federal regulator pursuant to the Bank Merger Act. The
BHC Act and the Bank Merger Act provide various
generally similar statutory factors. Under the Alabama Banking
Code, the Alabama Superintendent may approve an
Alabama bank’s acquisition
and operation of banks in other states.
Also, Alabama banks may enter be acquired by an out-
of-state bank, and the resulting out-of-state bank may continue to operate the acquired branches in Alabama.
Banks,
including Alabama banks, may branch anywhere in the United States and out of state banks may branch into Alabama.
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
In the event
an FDIC-insured subsidiary becomes subject to a regulatory capital restoration plan, the parent bank holding company is
required to guarantee the performance of such plan up to 5% of the bank’s assets, and such guarantee is given priority in a
bankruptcy of the bank holding company.
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
However, any loans from the holding
company to such subsidiary banks likely will be
unsecured and subordinated to such bank’s
depositors and to other creditors of the bank. See “- Federal Reserve Capital
Rules” and “Prompt Corrective Action.”
The Federal Reserve’s Small Bank
Holding Company Policy Statement (the “Small BHC Policy”) covers qualifying bank
and thrift holding companies with up to $3 billion of consolidated assets.
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
regulations applicable to FDIC-insured banks. See “-FDIC Insurance
Assessments.”
Alabama law permits statewide branching by banks.
The Alabama Banking Code has provisions designed to provide
Alabama banks competitive equality with national banks.
The Bank’s deposits are insured
by the FDIC to the maximum extent provided by law,
and the Bank is subject to various
FDIC regulations applicable to FDIC-insured banks. See “-FDIC Insurance
Assessments.”
Under the Federal Financial Institutions Examination Council’s
(“FFIEC”) Uniform Financial Institutions Rating System
(“UFIRS”), the Federal Reserve assigns state member banks a confidential composite “CAMELS” rating based on an
evaluation and rating of six essential components of an institution’s financial condition and operations:
C apital Adequacy,
A sset Quality, M anagement, E arnings, L iquidity and S ensitivity to market risk, as well as the quality of risk management practices.
Each component and the overall rating are rated on a scale of 1 to 5, with one being the best.
For most institutions, the FFIEC has indicated that market risk primarily reflects exposures to changes in interest rates.
Regulators’ evaluations of this component, consider management’s ability to identify, measure,
monitor and control market
risk; the institution’s size; the nature
and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Assessments may be made of the sensitivity of the financial
institution’s earnings or the
economic value of its capital to adverse changes in interest rates, foreign exchange rates,
commodity prices or equity prices; management’s
ability to identify, measure,
monitor and control exposure to market risk;
and the nature and complexity of interest rate risk exposure arising from non
-trading positions. See “Management’s
Discussion and Analysis of Financial Condition and Results of Operations –
Market and Liquidity Risk Management.”
Composite CAMELS ratings are based on evaluations of an institution’s managerial, operational, financial and compliance
performance. The composite CAMELS rating is not an arithmetical formula or a rigid weighting of numerical component
ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important
elements in assigning ratings. In stressful economic times, the Federal
Reserve has a heightened focus on bank funding
pressures based on risk profiles and management’s
ability to manage their liquidity positions.
In addition, and separate from the UFIRS, the Federal Reserve assigns a risk-management rating to all state member banks
and bank holding companies. In February 2021 the Federal Reserve expanded its Guidance for Assessing Risk
Management to institutions with under $100 billion in assets. This guidance states that principles of sound management
should apply to all risk confronting a banking organization, including credit, market, liquidity, operational,
compliance, and
legal risks.
For a small community banking organization (“CBO”) engaged
solely in traditional banking activities and whose senior
management is actively involved in the details of day-to-day operations, relatively basic risk management systems may be
adequate. In accordance with the Interagency Guidelines Establishing
Standards for Safety and Soundness, a CBO is
expected, at a minimum, to have internal controls, information systems, and internal audit that are appropriate for the size
of the institution and the nature, scope, and risk of its activities. Each assessment category and the overall rating is ranked
on a scale of 1to 5 with 1 being the best rating and requiring the least supervisory attention.
Bank mergers, which generally accompany holding
company mergers, are also subject to the approval of the resulting bank’s primary federal
regulator. The Federal Reserve and the Alabama
Superintendent must approve mergers and
acquisitions by the Bank. The FDIC and the Office of the
Comptroller of the Currency (“OCC”) may comment on mergers
involving the Company or the Bank.

Bank and bank holding company mergers require evaluation by
the federal bank regulators, among other factors, of the
effects of the transaction on competition under the Bank Merger
Act and the BHC Act. Applications under these Acts also
are subject to United States Department of Justice (“DoJ”) antitrust review and possible litigation challenges. The DoJ and
the Federal Trade Commission (“FTC”) adopted
new non-binding merger guidelines in 2023. The DoJ revoked
the 1995
Bank Merger Guidelines that were adopted with the federal bank regulators and adopted a 2024 Banking Addendum to its
2023 merger guidelines. The Federal bank regulators continue to apply the 1995 Bank Merger guidelines in considering the
competitive effects of mergers.
The DoJ has an important advisory role in bank and BHC mergers, but the bank regulators are the primary decision makers.
The bank regulators may consider the Antitrust Division’s
competitive factors report as part of their respective review processes, and use their own methods for screening and evaluating bank mergers.
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
“Open banking” rules were adopted by the Consumer Financial Protection
Bureau (“CFPB”) in 2024 that require covered
financial institutions to provide consumers and authorized third parties access to consumer financial data through secure
interfaces, has been the subject of litigation. This would make it easier for customers to move their accounts and assets held
in them.
The CFPB Open banking rules have been the subject of litigation, and although the CFPB has requested comments on changes to the regulations, the status of the proposed revised rules is uncertain.
Consumer Laws and the CFPB
The CFPB has a broad mandate that requires it to regulate consumer financial products and services offered by banks and
nonbanks.
The CFPB is authorized to adopt regulations and enforce various laws, including the fair lending laws, the Truth
in Lending Act, the Electronic Funds Transfer
Act, mortgage lending rules, the Truth in Savings Act, the Fair
Credit
Reporting Act and Privacy of Consumer Financial Information rules.
Although the CFPB does not examine or supervise
banks with less than $10 billion in assets, the CFPB’s
regulations, and the precedents set in CFPB enforcement actions
and
interpretations apply to all banks.
The CFPB limited its funding requests in 2025 and the 2025 One Big Beautiful tax act reduced its funding cap from the
Federal Reserve from 12% in 2024 to 6.9%.
The CFPB Acting Director has sought to reduce CFPB staff from approximately 1,700 persons to 200, but litigation is challenging this.
Community Reinvestment Act (“CRA”) and Fair Lending Laws
The Bank is subject to the provisions of the CRA and the Federal Reserve’s
CRA regulations.
The CRA imposes
continuing, affirmative obligations on all FDIC-insured
institutions, consistent with their safe and sound operation, to help meet the credit needs for their entire communities, including low- and moderate-income (“LMI”) neighborhoods. The CRA
requires a depository institution’s
primary federal regulator to periodically assess the institution’s record of assessing and
meeting the credit needs of the communities served by that institution, including low- and moderate-income neighborhoods.
The bank regulatory agencies’ CRA assessments are publicly available.
Consideration of CRA performance is required for expansion of bank activities under the Bank Merger Act and BHC Act,
and for branching and financial holding company activities. A less than satisfactory
CRA rating will slow, if not
preclude
such expansion activities. The federal CRA regulations require that evidence of discriminatory,
illegal or abusive lending
practices be considered in the CRA evaluation.

CRA agreements with private parties must be disclosed and annual
CRA reports must be made to a bank’s
primary federal
regulator.
Community benefit plans have become common in banking mergers, especially larger bank combinations.
The
National Community Reinvestment Coalition reported
that as of January 2026, it had executed 22 community benefit plans with banking organizations for an aggregate of $606
billion for mortgage, small business and community development lending, investments and philanthropy in LMI and under-resourced communities. The Capital One Financial acquisition of
Discover Financial Services in 2025 included a community benefit plan with another community organization valued at
$265 billion, which is the largest ever.
The Bank had a “satisfactory” CRA rating in its latest CRA public evaluation dated March
3, 2025, with satisfactory ratings
on both its lending and community development tests.
The Federal Reserve considers the effects of a bank acquisition proposal on the convenience and needs of the markets
served by the combining organizations, as well as CRA performance in evaluating merger and acquisition applications
under the Bank Merger Act and the BHC Act and branching applications.
In the case of bank holding company applications
to acquire a bank, the Federal Reserve will assess and emphasize CRA records of each subsidiary depository institution of
the applicant and the target in meeting the needs of their entire communities, including LMI neighborhoods. Inadequate
performance records may be the basis for denying an application.
New CRA Rules were adopted by the federal bank regulators in 2023. On
July 16, 2025, prior to the new rules, effective
date, the Federal Reserve, the FDIC, and the OCC jointly issued a proposal to rescind the 2023 rule and replace these with
the 1995 CRA regulations, with certain technical amendments. The bank regulators continue to apply the 1995 CRA
regulations.
The Bank is also subject to, among other things, the Equal Credit Opportunity
Act (the “ECOA”) and the Fair Housing Act
and other fair lending laws, which prohibit discrimination based on race or color, religion, national origin, sex and familial
status in any aspect of a consumer or commercial credit or residential real estate transaction.
The DoJ’s and the federal bank
regulatory agencies’ Interagency Policy Statement on Discrimination in
Lending provides guidance to financial institutions.
The DOJ has prosecuted what it regards as violations of the fair lending laws, generally.
Overdrafts
The federal bank regulators have updated their guidance several times on overdrafts, including overdrafts incurred at ATMs
and point of sale terminals. The CFPB began refocusing on overdrafts in 2021.
Among other things, the federal regulators
require banks to monitor accounts and to limit the use of overdrafts by customers as a form of short-term, high-cost credit,
including, for example, giving customers who overdraw their accounts on more than six occasions where a fee is charged in
a rolling 12-month period, a reasonable opportunity to choose a less costly alternative and decide whether to continue with
fee-based overdraft coverage. Banks are encouraged to place appropriate daily limits on overdraft fees, and have been asked
to consider eliminating overdraft fees for transactions that overdraw an account by de minimis amounts. Overdraft policies,
processes, fees and disclosures have been the subject of various litigation against banks in various jurisdictions. The federal
bank regulators continue to consider responsible small dollar lending, including overdrafts and related fee issues, and issued
principles for offering small-dollar loans in a responsible
manner on May 20, 2020.
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
regulations.
A CFPB Rule adopted in December 2024 to limit banks with over $10 billion in assets from charging more than $5 for an
overdraft was rescinded pursuant to the Congressional Review Act in May 2025.

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
Qualified mortgages also must
have: (1) a term not exceeding 30 years; (2) regular periodic payments that do not result in negative amortization, deferral
of principal repayment, or a balloon payment; (3) and be supported with documentation of the borrower and its credit. On
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
The Economic Growth, Regulatory Relief, and Consumer Protection Act
of 2018 (the “2018 Growth Act”) provides that
certain residential mortgages held in portfolio by banks with less than $10 billion in consolidated assets automatically are
deemed “qualified mortgages”, provided:
● the mortgage is documented;
● does not include interest only or negative amortizations terms;
●
any prepayment penalties are within the Truth
in Lening act limits; and
● fees are less than 10% of the loan value.
This relieves smaller banks from many of the “qualified mortgage”
requirements.
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
The Bank’s mortgage lending is subject
to the CFPB’s integrated disclosure
rules under the Truth in Lending Act and the
Real Estate Settlement Procedures Act, referred to as “TRID”, for credit transactions secured by real property.
The Federal Housing Finance Authority (“FHFA”)
regulates the Federal National Mortgage Association (“Fannie Mae’s”)
and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (individually and collectively, “GSE”).
Among these,
are repurchase rules applicable to sales of mortgages to the GSEs.
These rules include the types of loan defects that could
lead the GSEs to request a mortgage loan repurchase or seek other remedies against the mortgage loan originator or seller.
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
The Federal Reserve, the depository institution regulators and FinCEN issued a
Joint Statement on Risk-Focused Bank
Secrecy Act/Anti-Money Laundering Supervision (July 22, 2019).
Under this Join Statement, institutions that operate in
compliance with applicable law,
properly manage customer relationships and effectively mitigate risks by implementing
controls commensurate with the type and level of their risks are neither prohibited nor discouraged from providing banking
services.
Examiners review risk management practices to evaluate and
assess whether a bank has developed and
implemented effective processes to identify,
measure, monitor, and control risks.
On August 13, 2020, the federal bank regulators issued a joint statement on their anti-money laundering, Bank Secrecy Act
and countering the financing of terrorism (“AML/CFT”) enforcement, which clarified that isolated or technical violations
or deficiencies generally are not considered the kinds of problems that would result in an enforcement action. The statement
addresses how the agencies evaluate violations of individual pillars of the
AML/CFT compliance program. It describes how
the agencies incorporate the customer due diligence regulations and recordkeeping requirements issued by the United States
Department of the Treasury (the “Treasury”)
as part of the internal controls pillar of a bank’s
AML/BSA compliance
program.
On January 1, 2021, Congress enacted the Anti-Money Laundering
Act of 2020 and the Corporate Transparency Act
(collectively, the
“Corporate Transparency Act” or the “CTA”),
to strengthen anti-money laundering and countering
terrorism financing programs.
FinCEN regulation 31 C.F.R.
101.380 implements the CTA
effective on January 1, 2024. These regulations require
entities
to report information about their beneficial owners and the individuals who created the entity (together, “beneficial
ownership information” or “BOI”). The new rules expand financial institutions’
obligations under the Customer Due
Diligence Rule (“CDD Rule”) to collect information and verify the beneficial ownership of legal entities. Although the
Company and the Bank are exempt from the CTA’s
requirements to report their own respective beneficial owners, the new laws may increase the Bank’s anti-money
laundering diligence activities and costs.
Following litigation and nationwide injunctions, the Treasury
Department suspended enforcement of the CTA
on March 2,
2025 with respect to U.S. citizens or domestic reporting companies or their beneficial owners.
This Alert confirmed
that reporting companies are not currently required to file beneficial ownership information and are not subject to liability if
they fail to do so while the suspension continues.
FinCEN published an interim final rule on March 26, 2025, that revised the definition of “reporting company” in its
regulations implementing the CTA
to include only entities formed under the law of a foreign country that have registered to
do business in any U.S. State or tribal jurisdiction by the filing of a document with a secretary of state or similar office
(formerly known as “foreign reporting companies”).
FinCEN also formally exempted entities previously known as
“domestic reporting companies” from the CTA’s
reporting requirements.

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
Russia’s February 2022 invasion
of Ukraine has generated a significant number of new sanctions on Russia, Russian persons and suppliers of military or dual-purpose products to Russia. The Federal bank regulators have issued alerts that
Russia and others may step up cyber-attacks and data intrusions following the invasion.
Other Laws and Regulations
The Company is required to comply with various corporate governance and financial reporting requirements under the
Sarbanes-Oxley Act of 2002, as well as related rules and regulations adopted by the SEC, the Public Company Accounting
Oversight Board and Nasdaq. In particular,
the Company is required to report annually on internal controls as part of its annual report pursuant to Section 404 of the Sarbanes-Oxley Act.
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
The Company’s assessment of its financial reporting
controls as of December 31, 2025 is
included in this report with no material weaknesses reported.
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
The Federal Reserve also has minimum leverage ratio guidelines for bank holding companies not subject to the Small BHC
Policy, and state member
banks, which provide for a minimum leverage ratio of Tier
1 capital to adjusted average quarterly
assets (“leverage ratio”) equal to 4%.
However, bank regulators expect banks and bank
holding companies to operate with
a higher leverage ratio.
Lastly, the Federal Reserve
indicates that it will continue to consider a “tangible Tier
1 leverage ratio” (deducting all
intangibles) in evaluating proposals for expansion or new activities.
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
Higher capital may be required in individual cases, depending upon a bank’s or bank holding
company’s risk profile, and the level and
nature of their risks, including the volume and severity of
their problem loans.
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
A depository institution’s capital tier will depend
upon
how its capital levels compare to various relevant capital measures and certain other factors established by regulation.
See
“Prompt Corrective Action Rules.”
Federal Reserve Capital Rules
General
The Federal Reserve and the other federal bank regulators adopted in June 2013 final capital rules for bank holding
companies and banks implementing the Basel Committee on Banking
Supervision’s “Basel III: A Global
Regulatory
Framework for more Resilient Banks and Banking Systems.”
These “Basel III Capital Rules” in Federal Reserve
Regulation Q were fully phased-in, generally,
on January 1, 2019.
The Bank has elected not to have its capital structure evaluated under the community bank leverage framework permitted
by the 2018 Growth Act.
Regulation Q generally limits Tier 1 capital
to common stock and noncumulative perpetual preferred stock.
Regulation Q
defines “Common Equity Tier I Capital” or “CET1”
to include common stock and related surplus, retained earnings, and subject to certain adjustments, minority common equity interests in subsidiaries.
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
Additional
“threshold deductions” of each of the following that are individually greater than 25% of CET1 (after the first
deductions above):
● MSRs, net of associated DTLs;
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
included in Tier 2 capital.

Minimum Capital Requirements
The various minimum capital requirements under Federal Reserve Regulation
Q are:
Minimum CET1 4.50%
CET1 Conservation Buffer 2.50%
Total CET1 7.00%
Deductions from CET1 100%
Minimum Tier 1 Capital 6.00%
Minimum Tier 1 Capital plus conservation
buffer
8.50%
Minimum Total
Capital
8.00%
Minimum Total
Capital plus conservation buffer
10.50%
Certain Risk-Weightings
Among other things, Regulation Q as changed by the Basel III Capital Rules Q changed some of the risk weightings used to
determine risk-weighted capital adequacy.
Among other things, Regulation Q:
●
Assigns a 250% risk weight to MSRs or 10% or greater investments in other financial institutions;
●
Assigns up to a 1,250% risk weight to structured securities, including private label mortgage securities, trust
preferred CDOs and asset backed securities;
●
Retains existing risk weights for residential mortgages, but assign a 100% risk weight to most commercial real
estate loans and a 150% risk-weight for HVCRE;
●
Assigns a 150% risk weight to past due exposures (other than sovereign exposures and residential mortgages);
●
Assigns a 250% risk weight to DTAs,
to the extent not deducted from capital (subject to certain maximums);
● Retains the existing 100% risk weight for corporate and retail loans; and
•
Increases the risk weight for exposures to qualifying securities firms from
20% to 100%.
HVCRE
Risk Weight
A “high volatility commercial real estate” loan (“HVCRE,”) which has a 150% risk weight generally is a credit facility
secured by land or improved real property made after 2014 that:
●
primarily finances or refinances the acquisition, development, or construction of real property;
●
has the purpose of providing financing to acquire, develop, or improve such real property into income producing
property; and
●
the repayment of the loan is dependent upon the future income or sales proceeds from, or refinancing of, such real
property.
Exceptions are made for various things, including loans for (i) the acquisition, development and construction of 1 to 4
family residences, and investments in community development or agricultural land, and (ii) commercial real properties
where the loan-to-value ratio is not more than the maximum supervisory level determined by the Federal Reserve or the
borrower has contributed capital in a form specified by the rule equal to at least 15% of the real property’s “as completed”
value.
Capital Conservation Buffer
The capital conservation buffer is equal to the lowest of the following, calculated as of the last day of the previous calendar quarter:
(A)
The institution's CET 1 capital ratio minus the institution's minimum
CET1 ratio;
(B)
The institution's tier 1 capital ratio minus the institution's minimum tier 1 capital ratio requirement; and
(C)
The institution's total capital ratio minus the institution's minimum total capital ratio requirement.

The capital conservation buffer limits permissible dividends, stock repurchases and discretionary bonuses to the following percentages based on the capital conservation buffer
subject to any further regulatory limitations, including those based on risk assessments and enforcement actions:
Capital Conservation
Buffer %
Buffer % Limit
More than 2.50% None
> 1.875% - 2.50% 60.0%
> 1.250% - 1.875% 40.0%
> 0.625% - 1.250% 20.0%
≤ 0.625 - 0 -
Reg. Q amended the definition of “eligible retained income” in 2020 to allow banking organizations to more freely use their
capital buffers to promote lending and other financial intermediation activities, by making the limitations on capital
distributions more gradual. “Eligible retained income, as used in Federal
Reserve Regulation Q, is the greater of (i) net
income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii)
the average of all net income over the preceding four quarters. Banking organizations were encouraged to make prudent
capital distribution decisions.
Regulatory Capital Changes
Prompt Corrective Action Rules
All of the federal bank regulatory agencies’ regulations establish risk-adjusted measures and relevant capital levels that
implement the “prompt corrective action” standards for depository institutions.
The relevant capital measures are the total
risk-based capital ratio, Tier 1 risk-based
capital ratio, Common equity tier 1 capital ratio, as well as the leverage capital ratio.
Under the regulations, a state member bank will be:
●
“well capitalized”
if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8%
or greater, a Common equity tier 1 capital ratio of
6.5% or greater, a leverage capital ratio of 5% or greater
and is
not subject to any written agreement, order,
capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;
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
than 75 basis points.
Less than “adequately capitalized” banks cannot accept or renew brokered deposits.
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
The aggregate liability of the parent holding company is limited to the lesser of
(i) 5% of the depository
institution’s total assets at the time
it became undercapitalized and (ii) the amount necessary to bring the institution into
compliance with applicable capital standards.
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
“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions,
including orders to:
(i) sell sufficient voting stock to become “adequately capitalized”;
(ii) Reduce total assets; and
(iii) Cease receipt of deposits from correspondent banks.
“Critically undercapitalized” depository institutions are subject to the appointment of a receiver or conservator.
The Company’s management believes
that the prompt corrective action provisions of FDICIA have not had and are not expected to have any material effect on the Bank or the
Company or their respective operations.
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
The Company’s primary source
of cash is
dividends from the Bank.
“Eligible retained income” for the Bank and other Federal Reserve regulated institutions is the greater of:
●
net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already
reflected in net income; or
● the average net income over the preceding four quarters.
The Bank’s Call Report are used for
its calculation of “eligible retained income.”
The Bank’s capital conservation
buffer exceeded 2.5% at December 31, 2025.
As of December 31, 2025, the Bank is “well capitalized” for bank regulatory purposes.
Management has not received any
notification from the Bank's regulators, which changes the Bank’s regulatory capital status.
Prior regulatory approval also is required by statute if the total of all dividends declared by a state member bank (such as
the Bank) in any calendar year will exceed the sum of such bank’s net profits for the year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. During
2025, the Bank paid total cash dividends of
approximately $3.8 million to the Company.
At December 31, 2025, the Bank had net profits for the year and retained net profits for the preceding two calendar years, less any required transfers to surplus, of $6.5 million.
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
The Federal Reserve
also has indicated that banks depository institutions and their holding companies should generally pay dividends only out of
current year’s operating earnings.
See “Regulatory Capital Changes” and Note 16 to the Company’s
consolidated financial
statements.

Federal Reserve Supervisory Letter SR-09-4 (February 24,
2009), as revised December 21, 2015, applies to dividend
payments, stock redemptions and stock repurchases.
Prior consultation with the Federal Reserve supervisory staff is
required before:
●
redemptions or repurchases of capital instruments when the bank holding company is experiencing financial
weakness; and
●
redemptions and purchases of common or perpetual preferred stock which would reduce Tier 1 capital at end of
the period compared to the beginning of the period.
Bank holding company directors must consider various factors tis setting a dividend level that is prudent to maintaining a
strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect
its ability to pay, while
still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated
that the board of directors of a bank holding company should consult with the
Federal Reserve and eliminate, defer or
significantly reduce the bank holding company’s
dividends if:
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
Capital Rule Changes
The Federal Reserve, the FDIC and the OCC have been working on proposed changes to their capital rules, which the FDIC
Board is scheduled to discuss on March 19, 2026.
Michelle Bowman, the Federal Reserve Vice
Chair for Supervision
outlined the proposals in broad terms in a March 12, 2026 speech, which continued
a theme to “right-size” capital to match
actual risk.
Although many of the pending proposals focus on large banks, Ms. Bowman stated “smaller banks, which are
more focused on traditional lending activities, will see slightly larger reductions in capital requirements.”
The proposals
have not been published for comment, and we cannot predict the effects of these proposals on us.
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
The Federal Reserve regulates the supply of money through various means, including setting target federal funds rates, open
market dealings in United States government securities, the setting of the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.
The Federal Reserve has been paying interest on depository institutions required and excess reserve balances since October
2008.
The payment of interest on excess reserve balances was expected to give the
Federal Reserve greater scope to use its
lending programs to address conditions in credit markets while also maintaining the federal funds rate close to the target
rate established by the Federal Open Market Committee (“FOMC).
The Federal Reserve has indicated that it may use this
authority to
implement a mandatory policy to reduce excess liquidity,
in the event of inflation or the threat of inflation.
In April 2010, the Federal Reserve Board amended Regulation D (Reserve
Requirements of Depository Institutions)
authorizing the Reserve Banks to offer term deposits to certain institutions.
Term deposits are one
of several tools that the
Federal Reserve could employ to drain reserves when policymakers judge that it is appropriate to begin moving to a less
accommodative stance of monetary policy.
In light of disruptions in economic conditions caused by COVID-19 and the stress in U.S. financial markets, the Federal
Reserve, Congress and the Department of the Treasury
took a host of fiscal and monetary measures. In March 2020, the
FOMC reduced the federal funds rate target twice to
0-0.25%. The Federal Reserve established various liquidity facilities pursuant to section 13(3) of the Federal Reserve Act to help stabilize the financial system and purchased large amounts of
government and government agency securities and agency mortgage
-backed securities (“MBS”).
During 2021 and at the beginning of 2022, the Federal Reserve described inflation as “transitory,” but
as inflation
continued at increasing rates the Federal Reserve’s
policy changed from accommodative to restrictive.
The Federal
Reserve raised the target federal funds rate eight times in 2022 for a total 4.25%.
During 2023, the Federal Reserve four
announced additional target rate increases of 25 basis points each.
The federal funds target rate range was 5.25-5.50% from
May 4, 2023 until September 19, 2024, when it was reduced to 4.75% -5.00%.
Two reductions in November
and
December 2024 resulted in a target range of 4.25%-4.50%
at the end of 2024.
In 2025, the FOMC reduced its target federal funds rates three times to target rate of 3.50%-3.75%, where it remains as of
March 2, 2026.
In January 2026, the FOMC reaffirmed its long-term goals originally adopted in 2012 that seeks to achieve
maximum employment and inflation at the rate of 2 percent over the longer run based on the annual change in the price
index for personal consumption expenditures.
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
Starting in June 2024, the FOMC reduced the monthly redemption cap on Treasury securities from $60 billion to $25
billion.
The Committee maintained the monthly redemption cap on agency debt and agency mortgage-backed securities at
$35 billion, reinvested any remaining principal amounts of maturing securities in Treasury securities.

In April 2025, the FOMC further slowed the reduction its SOMA holdings by reducing the monthly redemption cap on
Treasury securities from $25 billion to $5 billion,
while maintaining the monthly redemption cap on agency debt and agency mortgage-backed securities at $35 billion.
The FOMC announced on October 29, 2025 that it would conclude the reduction of its aggregate SOMA securities holdings on December
1, 2025.
At its December 2025 meeting, the FOMC
determined to initiate purchases of shorter-term Treasury
securities as needed to maintain an ample supply of reserves on an ongoing basis.
Most recently, on January
31, 2026 the FOMC announced that beginning February 1, 2026, it would, subject to modest deviations for operational reasons:
●
Roll over amount of principal payments from the Federal Reserve's SOMA holdings of Treasury securities
maturing in each calendar month that exceeds $60 billion per month. Treasury coupon securities would be
redeemed up to this monthly cap and Treasury bills would
be redeemed to the extent that coupon principal
payments are less than the monthly cap.
●
Reinvest into agency mortgage-backed securities (MBS) the amount of principal payments from SOMA holdings
of agency debt and agency mortgage-backed securities (“MBS”) received in each calendar month that exceeds a
cap of $35 billion per month.
SOMA holdings as of March 4, 2026, 2026 were $6.23 trillion, including approximately $2 trillion of agency securities and
agency MBS.
FDIC Insurance Assessments
The Bank’s deposits are insured
by the FDIC’s DIF,
and the Bank is subject to FDIC assessments for its deposit insurance.
Since 2011, the FDIC has been calculating assessments based
on an institution’s average consolidated
total assets less its
average tangible equity (the “FDIC Assessment Base”).
A bank's assessment base and assessment rate are determined each quarter.
Generally, established “small banks”
with less than $10 billion in assets are assigned an individual rate based on a formula using financial data and CAMELS (the “financial ratios method”).
The better the CAMELS rating and other
financial ratios, the lower the assessment rate.
The FDIC assessment schedule for Small Banks, such as the Bank, for the first assessment period provides a total annual
assessment rate of 2 to 32 basis points:
As a result of the decision to insure all deposits in Silicon Valley
Bank and Signature Bank upon their failures in March
2023, the FDIC made a special assessment of 3.36 points for a projected eight quarters on banks with more than $5 billion
of uninsured deposits.
These special assessments did not apply to the Bank.
The FDIC’s minimum DIF reserve
ratio is 1.35%, which was set by the Dodd-Frank Act.
The FDIC Board of directors is
required by the Federal Deposit Insurance Act (the “FDI Act”) to designate a reserve ratio before the beginning of each
calendar year.
There is no upper limit on the reserve ratio and thus, no statutory limit on the size of the fund. The
FDI Act
provides for dividends from the fund when the reserve ratio exceeds 1.5%, but grants the Board sole discretion in
determining whether to suspend or limit the declaration or payment of dividends to DIF members.
The DIF reserve ratio was 1.42% at December 31, 2025, 14 basis points higher than at the end of 2024, and above the
minimum.
The Company recorded FDIC insurance premiums expenses of $0.5 million for each of 2025 and 2024.

CRE and Leveraged Loans
CRE
The federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (2006)
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
Estate Lending (December 18, 2015). The CRE Guidance also applies when a bank has a sharp increase in CRE loans or
has significant concentrations of CRE secured by a particular property type. See Management’s Discussion and Analysis of
Financial Condition and Results of Operations - Balance Sheet Analysis” for
concentrations of the various types of CRE
loans.
At December 31, 2025, the Bank had outstanding $56.6 million in construction and land development loans and $325.8
million in total CRE loans (excluding owner occupied properties), which represent approximately 48% and 277%,
respectively, of
the Bank’s total risk-based capital at December
31, 2025.
The Company has always had significant
exposures to loans secured by commercial real estate due to the nature of its markets and the loan needs of customers.
The
Company believes its long-term experience in CRE lending, underwriting policies, internal controls, and other policies
currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to
manage its concentrations as required under the Guidance.
The federal bank regulators, including the Federal Reserve issued a Policy Statement on Prudent Commercial Real Estate
Loan Accommodations and Workouts
(June 30, 2023), which updated existing guidance.
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
Leveraged Loans
The Federal Reserve and other banking regulators issued their “Interagency
Guidance on Leveraged Lending” (2006)
highlighting standards for originating leveraged transactions and managing leveraged portfolios, as well as requiring banks
to identify their highly leveraged transactions, or HLTs.
The Bank did not have any leveraged loans at year-end 2025, 2024 or 2023 subject to the Interagency Guidance on Leveraged Lending or that were shared national credits.

Certain Dodd-Frank Act Provisions
No Hedging of Equity Incentive Compensation
The Dodd-Frank Act, Section 955, requires the SEC establish rules requiring that companies disclose in their annual
meeting proxy materials whether an employee or board member is permitted to purchase financial instruments designed to
hedge or offset decreases in the market value of equity securities granted as compensation or otherwise held by the
employee or board member.
SEC Reg. S-K Item 407(i) implements this Section.
The Company’s Insider
Trading Policy applies to all Company and Bank directors, officers, employees and certain
independent contractors and specified related persons (collectively,
“Covered Persons”). This Policy prohibits Covered
Persons from engaging in speculative transactions or short-term trading in
Company Securities at any time. Short-selling
Company securities or engaging in transactions involving “Derivative Securities”
on Company securities are prohibited.
Further, hedging instruments or strategies,
including Derivative Securities may not be used to increase the value or reduce
the risks of any awards under the 2024 Incentive Plan. The Company’s
Insider Trading Policy is included as an exhibit
to
its annual report on SEC Form 10-K.
No Incentives Encouraging Inappropriate Risk-Taking
Section 956 of the Dodd-Frank Act requires the appropriate federal regulators to issue regulations or guidelines that
prohibits incentive-based compensation arrangements that
encourage inappropriate risk taking by covered financial
institutions, are deemed to be excessive, or that may lead to material losses to the covered financial institution.
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
of directors.
The federal bank regulators have stated that this Guidance is expected to generally have less effect on smaller banking
organizations, which typically are less complex and make
less use of incentive compensation arrangements than larger
banking organizations.
The Company’s Compensation
Committee Charter provides that the Committee shall identify and limit features of compensation plans that it reasonably believes would lead to unnecessary and excessive risk-taking, and establish a
compensation strategy to provide balanced risk-taking incentives in alignment with the Company’s risk appetite and
compliance with the various laws and regulations governing executive officer and director compensation.
The federal bank regulators, the SEC and other regulators first proposed regulations implementing Section 956 in April
2011, which would have been applicable to,
among others, depository institutions and their holding companies with $1 billion or more in assets.
These rules have not been adopted.
Debit Card Interchange Fees
The “Durbin Amendment” to the Dodd-Frank Act and Federal Reserve Regulation
II provide that interchange transaction
fees for electronic debit transactions be “reasonable” and proportional to certain costs associated with processing the
transactions.
The Durbin Amendment and the Federal Reserve rules thereunder are not applicable to banks with assets less
than $10 billion. Such smaller banks, however,
compete with banks that are subject to the Durbin Amendment, and therefore may have to limit their interchange fees, also.
Legislation has been proposed which would regulate credit card interchange fees.

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
The 2018 Growth Act
The 2018 Growth Act, which was enacted on May 24, 2018, amended the Dodd-Frank Act, the BHC Act, the Federal
Deposit Insurance Act and other federal banking and securities laws to provide regulatory relief.
The following provisions
of the 2018 Growth Act may be particularly helpful to banks of our size, and we have benefited from the Growth Act’s
changes to the deposit rules:
●
Increased the asset size under the Federal Reserve's Small BHC Policy from
$1 billion to $3 billion;
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
●
“reciprocal deposits” held by banks that are well capitalized and well rated will not be considered “brokered
deposits” for FDIC purposes,
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
The new rules provide us greater flexibility.
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
Regulations and rules are
broadly defined to include:
…agency statements of general or particular applicability and future effect designed to implement, interpret, or
prescribe law or policy or to describe the practice requirements of an agency, including, without limitation,
regulations, rules, memoranda, administrative orders, guidance documents, policy statements, and interagency
agreements.

The current Acting CFPB Director on February 8, 2025 ordered all CFPB employees to suspend substantially all activities,
including all supervision, examination and stakeholder engagement activities, and closed the agency's headquarters for the
week of February 10, 2025.
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
●
protecting and promoting fair and open access to banking services for all law-abiding individual citizens and
private-sector entities alike; and
●
providing regulatory clarity and certainty built on technology-neutral regulations, frameworks that account for
emerging technologies, transparent decision making,
and well-defined jurisdictional regulatory boundaries, all of which are essential to supporting a vibrant and inclusive digital economy and innovation in digital assets,
permissionless blockchains, and distributed ledger technologies
The Executive Order “Restoring Democracy and Accountability in Government”
(Feb. 11, 2025) requires all agencies to
submit draft regulations for White House review with no carveout for so-called independent agencies, except for the
monetary policy functions of the Federal Reserve; and consult with the White House on their priorities and strategic plans.
The White House will set their performance standards.
The Office of Management and Budget will adjust so-called
independent agencies’ apportionments of funds.
The President and the Attorney General (subject to the President’s supervision and control) will interpret the law for the executive branch, instead of having separate agencies adopt
conflicting interpretations.
Changes in the Federal Bank Regulators and the SEC
A new Comptroller of the Currency,
and new FDIC and SEC Chairs, and a new Vice
Chair for Supervision at the Federal
Reserve were appointed in 2025 and have taken different approaches from their immediate predecessors.
The Federal Reserve’s new Vice
Chair for Supervision stated her goals in February 2026:
●
Community banks are and should be subject to less stringent standards than large banks, and there is significant
opportunity to tailor regulations and supervision to the unique needs and circumstances of these banks.
●
Increase static and outdated statutory thresholds, including asset thresholds, which may push banks into different
regulatory restrictions, and supervisory and reporting categories more suited to larger institutions.
●
Tailor the merger
and acquisition and
de novo
chartering application processes for community banks, including accurately considering competition among small banks.
●
Changes in Basel III capital rules to support market liquidity, affordable homeownership, and safety and
soundness. In particular, the capital treatment
of mortgage loans and mortgage servicing assets under the U.S.
standardized approach has resulted in banks reducing their participation in this important lending activity,
limiting
access to mortgage credit.
●
Change bank supervision to focus on the core material risks to banks’ operations and the stability of the broader
financial system. Core material risks include non-financial risks where these pose threats to safety and soundness.
Strong risk management, whether in credit, liquidity,
cybersecurity, or operations,
remains essential, and will be
part of bank examinations.
●
Supervision must also be tailored, matching oversight to each institution's size, complexity, and risk profile.
●
Supervision must also be tailored, matching oversight to each institution's size, complexity, and risk profile.
●
Review the CAMELS bank ratings framework, and establish clear metrics and parameters for all of the
components to provide transparent and objective supervisory assessments to reflect overall safety and soundness,
n ot just isolated deficiencies in a single CAMELS component.

●
Adopt a proposed regulation to avoid bank supervisors encouraging, influencing, or compelling banks to debank or
refuse to bank a customer due to their constitutionally protected political or religious beliefs, associations, speech,
or conduct.
At the same time, banks must remain free to make their own risk-based decisions to serve individuals and lawful businesses.
The Office of the Comptroller of the Currency (“OCC”) and
the FDIC have stated similar goals.
De novo bank and bank
merger applications are being approved faster by all the
Federal bank regulators, and the FDIC has approved the deposit insurance for several industrial bank applications.
The OCC and the FDIC are encouraging innovation and digital asset activities, and implementing the Guiding and Establishing National
Innovation for U.S. Stablecoins Act (GENIUS Act).
The regulators have rescinded prior policies (i) limiting digital activities and
(ii) requiring prior regulatory notice and
review of novel activities, including digital activities.
The regulators have clarified that banking organizations may engage
in permissible crypto-asset activities, and provide products and services to persons engaged in crypto-asset related
activities, subject to safety and soundness and applicable laws and regulations.
The SEC Chair and the SEC are reevaluating the disclosures required of public company under Regulation S-K, including
the executive compensation disclosures.
The SEC Chair’s goals are to promote a more favorable environment for public
companies by:
●
anchoring disclosures in financial materiality so that investment decisions can turn on economic signals rather than
on regulatory noise;
●
scale disclosure requirements with a company’s
size and maturity;
●
de-politicizing shareholder meetings by restoring their focus to significant corporate matters; and
●
allowing public companies to have litigation alternatives so that innovators shielded from the frivolous and
investors from the fraudulent.
ITEM 1A. RISK FACTORS
These disclosures under this item reflect the Company’s
beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future.
References to past events are examples only,
and are not
intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their
likelihood of occurring in the future.
Any of the following risks could harm our business, results of operations and financial condition and an investment in our stock.
The risks discussed below also include forward-looking statements, and our actual results and financial condition may differ
substantially from those discussed in these forward-looking statements.
Operational Risks
Market conditions and economic cyclicality may adversely affect us and our industry.
The Company’s income depends
largely on the difference between interest income
earned on its loans and securities
(earning assets) and its interest expense on its deposits and other borrowings.
Market interest rates affect the spread
between our interest income and our interest expense and the values of our investment securities. Market rates are affected
by Federal Reserve monetary policy,
fiscal policy, inflation and inflation
expectations, and various other factors.
Inflation
more directly affects our noninterest costs, as well as our customers’
savings and payment behaviors.
Market developments, including unemployment rates, price and inflation levels, stock and bond market volatility,
and
changes, including those resulting from Russia’s
war in Ukraine and other wars and armed conflicts, tariffs
and foreign
policies, and government fiscal, operational and monetary policies affect consumer confidence levels, economic activity
and interest rates. Increases in inflation and market interest rates and future expectations of these, and adverse changes in
consumer and business confidence may change customers’ savings, payment and borrowing behaviors, and may increase in
loan delinquencies and loan losses. These could affect our
credit quality, our results of
operations and financial condition.
Changes in market interest rates and the shape of the yield curve affect the value of our investment securities.
Increased
interest rates may result in unrealized losses on investment securities and accumulated other comprehensive income
(“AOCI”). Increases in AOCI reduce our reported stockholders’ equity.

Our allowance for loan losses is affected by general economic conditions and we may be negatively affected by credit risk
exposures.
Our models for determining our allowance for credit losses are based on “current expected credit losses” (“CECL”)
principles in generally accepted accounting principles (“GAAP”), and may be adversely affected by changes in the
economy. CECL uses current
expected credit losses instead of the “as incurred” loss method used historically under GAAP,
to estimate losses inherent in our credit exposures. The process for estimating expected losses requires difficult, subjective
and complex judgments, including forecasts of economic conditions, and how those economic predictions might affect the
ability of our borrowers to repay their loans or the value of assets.
Macroeconomic factors used in our CECL model
include the Alabama unemployment rate, the Alabama home price index, the national commercial real estate price index
and the Alabama gross state product.
Changes in economic conditions and factors used in our CECL models, including the effects of changes in government policies, including
monetary and fiscal policies, may increase the variability of our provisions for loan losses and our earnings.
The CECL standard has not been in effect over a full business cycle and its
effects in times of severe economic stress may not be fully known.
See Note 1 to our Financial Statements –
“Allowance
for Credit Losses – Loans.”
Unanticipated adverse changes in the economy,
including those resulting from
fiscal, monetary or other government
policies adversely
affect us.
We periodically
review the expected effects of economic conditions and trends in reviewing our allowance for credit
loss models.
We may be adversely affected
because of unanticipated adverse changes in the economy,
including
fiscal and monetary policy changes, unemployment levels, inflation, market conditions or events adversely affecting
specific customers, industries or markets, including disruptions of supply chains, war and armed conflicts, changes in taxes
and regulation, and changes in borrower behaviors.
Borrowers and their businesses, and real estate and commercial projects and businesses may be adversely affected by inflation and higher interest rates, as well as from tighter monetary
policies, and may request or need loan modifications and deferrals.
Businesses may be unable to fully pass on to their
customers increased costs due to inflation, supply chain disruptions, tariffs and other factors, and their cash flows and
profits may be adversely affected.
If the credit quality and risk profile of our customers materially change adversely, or if
the risk profile of the market, industry or group of customers changes materially, or conditions in the real estate and other
markets worsen, or borrower payment behaviors change, our business, could be materially
adversely affected.
Changes in the real estate markets, including the
origination and secondary markets for residential mortgage
loans, may
continue to adversely affect us.
Inflation and the Federal Reserve monetary actions to fight inflation have caused residential mortgage rates to increase
significantly. Higher
interest rates and the increased prices of housing during and following the COVID-19 pandemic have
slowed housing sales. These conditions have adversely affected housing affordability and increased monthly mortgage
payments. Although short term interest rates have decreased since Fall 2024, longer term mortgage rates have remained
higher than before the pandemic, and purchase money residential mortgages and refinancings continue to be adversely
affected. Our mortgage loan production and income have
been adversely affected.
Our concentration of commercial real
estate loans could result in further increased
loan losses, and adversely affect our
business, earnings, and financial condition.
Commercial real estate (“CRE”) is cyclical.
Rapid CRE growth and concentrations of CRE loans, in dollar amounts and geographic concentrations, present risks of possible loss.
Loans for the acquisition and development of land and residential construction which are generally viewed as higher risk than loans on existing structures.
We had approximately
68% of our loan portfolio in CRE loans at year-end 2025, of which approximately
18% were owner-
occupied.
The bank regulators’ CRE Guidance requires banks with high levels of CRE and
CRE growth, to implement
improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of
allowances for possible losses and capital levels.
Increases in interest rates beginning in March 2022 and reduced market transactions may adversely affect the assumptions and performance of CRE, especially for projects financed with short term
or unhedged variable rate debt, and the ability of CRE borrowers to refinance on terms that their projects can support.
Lower demand for CRE and fewer CRE purchase and sale transactions, and reduced availability of, and higher interest rates
and costs for, CRE loans could adversely
affect the values and liquidity of CRE collateral and our CRE loans, and sales of
other real estate owned, and therefore our earnings and financial condition, including our capital and liquidity.
See Balance
Sheet Analysis - Loans” and “Supervision and Regulation – CRE.”

Resolution of the Fannie Mae and Freddie Mac Conservatorships
may have adverse consequences
Fannie Mae and Freddie Mac (the “GSEs”) have been in conservatorship since September 2008.
The federal government is
considering privatizing these GSEs and ending the conservatorship.
Since these GSEs dominate the residential mortgage
markets, any changes in their operations and requirements, as well as their respective restructurings, and the costs of their
capital and borrowings as private institutions, could adversely affect the primary and secondary mortgage markets, and our
residential mortgage businesses, our results of operations and the returns on capital deployed in these businesses.
Resolution of these extremely large GSEs will be complex,
and the timing and effects of such resolution and the effects on
mortgage originators and the mortgage markets and their participants, including the Company,
cannot be predicted.
We may
be obligated to repurchase
mortgage loans we sold to third parties on terms unfavorable to us.
The Company originates residential mortgage loans. The Company sells these loans, primarily to Fannie Mae, pursuant to
customary contract representations and warranties. Mortgage buyers may request that sellers repurchase mortgages for
breach of their seller obligations, if the mortgages do not perform.
Such requests increased substantially during the Credit
Crisis. Although we have had negligible mortgage loan repurchase requests historically, including during the Credit Crises,
a stressed economy could increase mortgage loan credit issues that may increase mortgage repurchase requests.
The soundness of other financial institutions could adversely affect us.
We routinely
execute transactions with counterparties in the financial services industry, including securities firms, central
clearinghouses, and banks. Our ability to engage in routine investment and banking transactions, as well as the quality and
values of our investments in holdings of obligations of other financial institutions such as the FHLB-Atlanta, could be
adversely affected by the actions, financial condition, profitability and regulation of such other financial institutions.
Financial services institutions are interrelated as a result of shared credits, trading, clearing, counterparty and other
relationships.
Failures and near failures of several mid-sized banks in Spring 2023 caused significant market volatility
issues for bank stocks, regulatory enforcement actions and uncertainty in the investor community and among bank
regulators, customers and investors, generally.
In such situations, depositors and other customers tend to reduce their uninsured deposits and bank supervisors more closely scrutinize bank risks.
These failures resulted in bank regulators
focusing, generally,
on capital adequacy and liquidity in light of bank growth rates, customer, asset and deposit
concentrations and risks; uninsured deposit levels; CRE; crypto business and customers.
About the same time, smaller
banks’ engagement with third-party vendors or “partners” providing digital, electronic and (“BaaS”) and fintech
relationships raised bank regulatory concerns and enforcement actions regarding such activities and their effects on bank
safety and soundness; the banks’ strategic, capital and liquidity plans and contingency plans; and vendor diligence and risk
management.
Any losses, defaults by, or
failures of, the institutions we do business with or which affect could adversely affect our
business, including our liquidity,
financial condition and earnings.
The federal government’s
digital innovation focus may increase our competition
and operational risks
The Executive Order “Strengthening American Leadership in Digital Financial Technology”
(2025) and the federal bank
regulators’ implementation of it, including
rapidly chartering new digital asset banks and trust companies, encouraging stablecoins and other digital assets, as well as
investigating “de-banking” of the crypto industry and others, may increase
the use of digital assets and the volume of digital asset transactions, and the risks of such transactions to banks and to
financial stability, generally.
The proposed CLARITY Act legislation may enable the payment of yield or interest equivalents on stablecoins that may compete with bank transaction accounts.
These changes could increase competition,
disruption and unexpected changes in the banking industry,
including us.
Increases in banks’ and other financial services
companies’ direct and indirect risk exposures to crypto or digital assets may increase their cybersecurity and data breach
risks, fraud risks, and AML/CFT and sanctions compliance risks.

Our future success is dependent on our ability
to compete effectively in highly competitive markets.
Lee County and the surrounding areas of East Alabama, where we primarily operate, are highly competitive.
Our
future growth and success will depend on our ability to compete effectively in these markets.
Lee County is served by 21
banks, including 12 national and regional competitors.
We compete for
loans, deposits and other financial services and
products with local, regional and national commercial banks, thrifts, credit unions, mortgage lenders, and securities and
insurance brokerage firms, including services offered in
our market.
Increasingly, non-banking
firms are using technology
to compete for loans, payments, and other banking services.
Various
of these traditional and nontraditional firms offer
services in our market without any physical presence here.
Many competitors have numerous offices and affiliates
operating over wide geographic areas and have diverse customer and geographic bases to draw upon.
Many of our
competitors offer products and services different
from ours, and have substantially greater resources including technology, name recognition and advertising than we do, which helps them attract business.
In addition, larger competitors may be
able to price loans and deposits more aggressively than us.
Out of state banks have branched into our markets. See “Item 1
Business.”
Our success depends on local economic conditions.
Our success depends on general economic conditions, especially conditions in our primary market.
Adverse changes in
such economic conditions, including higher market interest rates and inflation, supply chain disruptions, changes in
customer behaviors and in the workforce and demand for space since the COVID-19 pandemic, and the timing and
magnitude of future inflation and interest rates, could negatively affect our results of operations and financial condition.
Our local economy is also affected by the growth of automobile manufacturing and related suppliers located in Lee County
and nearby.
Auto sales and housing sales are cyclical and generally are affected adversely by higher prices, higher inflation
and interest rates, and tariffs and changes in tariffs.
Other major employers in our market include education and healthcare, which may be adversely affected by changes in Federal government policies, including education and healthcare funding,
and the availability and costs of student loans.
Attractive acquisition opportunities may not be available to us in the future.
We seek continued
organic growth, including loan growth, and we also may consider the acquisition of banks, branches,
deposits, or other parts of financial services businesses. We expect that other financial services companies, including credit unions and nonbanking institutions, some of which have significantly greater resources, will compete with us to acquire
financial services businesses. This competition could increase prices for potential acquisitions that we believe are attractive.
Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.
Future acquisitions and expansion activities may disrupt
our business, dilute shareholder value and adversely affect
our
operating results and financial condition.
We evaluate potential
acquisitions and expansion opportunities, including new branches and other offices.
To the extent
that we grow through acquisitions or new locations, we cannot assure you that we will be able to adequately or profitably
manage such growth.
Acquiring other banks, branches, or businesses, as well as other geographic and product expansion
activities involve various known and unknown risks, including credit quality, valuation and pricing,
systems conversions,
retention and integration of people, retention and growth of customers, as well as transaction expenses, all of which require
time and coordination with third parties such as service providers. Acquisitions and other expansion activities may fail to
generate the opportunities and customers, revenues or cost savings forecasted.
Technological
changes affect our business, and we may have fewer resources than many competitors to invest in and
effectively implement technological improvements;
and manage the related risks related
to operating technology and
realizing returns on technology
investments.
The financial services industry is undergoing rapid technological changes, including new technology-driven products and
s
ervices and growing demands for user-based banking
applications that can be used anywhere.

Artificial intelligence is at an early stage of development and is expensive, but may offer opportunities for better customer
services at reduced costs, but with a high level of unknown risks.
The effective use of technology may help us better
analyze our customers and their needs better,
and the effective use of technology may enable us to increase efficiency
and
reduce our operating costs.
At the same time, the initial costs of acquiring and implementing technology may be material,
and such technology requires ongoing attention to the related risks, including fraud, cybersecurity and customer privacy,
compliance with the AML/CFT anti-money laundering and
sanctions laws, among others, and various operational and other risks.
Our future success will depend, in part, upon our ability to use technology effectively and efficiently to provide
products and services that meet our customers’ preferences and create additional efficiencies in operations, while
maintaining the security of our systems and data, and complying with applicable law.
Severe weather,
natural disasters and conflicts could have significant adverse effects on our business.
Severe weather and natural disasters such as hurricanes, tornados, floods, and acts of war, terrorism, or armed conflict, may
potentially interrupt our business and damage our properties and collateral securing our loans, result in lost revenues and
additional expenses. Such events also could affect the general economic conditions that affect us, the stability of our deposit
base, disrupt our customers’ businesses and impair our borrowers’ capacity to repay loans. Although management has
established disaster recovery and business continuity policies and procedures, severe weather and natural disasters and
these other events could have a material adverse effect on our business.
Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or
unanticipated risks, which could negatively affect our business.
Our enterprise risk management and internal audit program are designed to mitigate material risks and losses to us. We
regularly review our risks in an effort to maintain risk management and internal audit policies and procedures addressing
our risks.
Nonetheless, our policies and procedures may not anticipate and identify timely every risk to which we may be
exposed. Our internal audit process may fail to detect such weaknesses or deficiencies timely. Many of our
risk
management models and estimates are based on assumptions, estimates and judgments from observed historical market
behavior to model or project potential future exposure. Other models used by our business, including our CECL models,
also are based on assumptions, estimates and projections. These models may not operate properly or timely,
or our inputs,
estimates and assumptions may be inaccurate, or changes in economic and market conditions, customer behaviors or
regulations may adversely affect the accuracy or usefulness of the models. These models may not fully or timely predict
future exposures, which may occur significantly faster or
in greater magnitudes than historically. Other
risk management
methods depend upon the evaluation of information regarding markets, clients, or other matters that are publicly available
or otherwise accessible. This information may not always be accurate, complete, up-to-date or properly evaluated.
We may have
to implement more extensive and perhaps different risk management policies and procedures to reflect
changes in the economy,
threats to our systems and data, our markets and customers, regulation, and technology uses and exposures.
All of these could adversely affect our costs.
Any failure to protect
the confidentiality of customer information could have material adverse effects on us.
Various
laws enforced by the bank regulators and other government agencies protect the privacy and security of customers’
non-public personal information maintained by banks and their vendors. Our internal processes, policies and controls are
designed to protect the confidentiality of customer information we hold and that is accessible to us, our vendors and
employees. It is possible that a vendor or an employee could permit unauthorized access to or improperly use confidential
customer information. Personal customer data also could be compromised via intrusions into our systems or those of our
service providers or other persons we do business with such as credit bureaus, data processors and merchants who accept
credit or debit cards for payment. If our internal controls are inadequate, or if our employees, vendors and other third parties
fail to comply with our policies and procedures, misappropriation or inappropriate disclosure and misuse of customer
information could occur.
Any such internal control inadequacies or non-compliance could materially damage our
reputation, lead to remediation costs and civil or criminal penalties.
See Item 1C. Cybersecurity for more information
about cybersecurity and our management and strategies.

Our systems, including those provided
by third parties may be attacked, which could disrupt
our operations and materially
damage our business.
Our systems and networks, including those provided by our third-party service providers, are subject to security risks and
may be disrupted, such as denial of service attacks, hacking, terrorist activities, or identity theft. Cybercrime risks have
increased as electronic and mobile banking activities have increased, and may increase further as a result of wars in Ukraine
or the Middle East, tensions with mainland China and other countries, foreign government sponsored cybercrime and theft,
and the development of intrusion tools using artificial intelligence.
Other financial service institutions and their service
providers have reported material security breaches, including use of stolen access credentials, hacking, malware,
ransomware, phishing and distributed denial-of-service attacks, among other means. Attackers using a wide and increasing
variety of tactics have disrupted the operations of public companies, and have demanded ransoms to return hijacked
systems, effected unauthorized transfers, obtained unauthorized access to confidential information, destroyed data, disabled or degraded service, and sabotaged systems. Any of these could cause material financial, operational and reputational harm.
Despite our cybersecurity policies, and our efforts to monitor and maintain the integrity of the systems we and our third-
party service providers use, we may not be able to anticipate or counter all rapidly evolving security threats.
Artificial
intelligence used by cyber criminals, including foreign governments, likely will require additional defenses.
The increasing
levels and sophistication of cyber threats may require us and our vendors to spend more resources to protect our data.
Security breaches or failures may have serious adverse financial and other consequences, including disruptions to
operations, misappropriation of confidential information, damage to systems operated by us or our third-party service
providers, as well as damages to our customers and our counterparties, and significant remediation costs. These events
could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny, or expose us
to civil litigation and possible financial liability,
any of which could have a material adverse effect on our financial condition and results of operations.
See “Item 1C. – Cybersecurity.
We may
be unable to attract and retain key people to support our business.
Our success depends, in large part, on our ability to attract and retain key people. We
compete with other financial services
companies for people primarily on the basis of our culture, compensation and benefits, support services and financial
position. Intense competition exists for key employees with demonstrated ability, and we may be unable
to hire or retain
such employees. The unexpected loss of one or more of our key persons and or the failure to effect timely transitions
involving such persons could have a material adverse effect on our business, earnings or financial condition.
Financial Risks
Our cost of funds may increase as a result
of general economic conditions, inflation, interest
rates, inflation, changes in
customer behaviors and competitive pressures.
Our costs of funds are affected by general and local economic conditions, changes in market interest rates and competitive
pressures, and inflation, and anticipated future changes in target short
-term interest rates resulting from the Federal
Reserve’s anti-inflation measures.
Traditionally,
we have obtained funds principally through local deposits and borrowings from the FHLB-Atlanta. Increases in interest rates typically cause consumers to shift their funds to more interest-bearing
instruments and increase the competition for deposits. If customers move (i) money out of bank transaction deposits into investments, stablecoins or other yield-bearing instruments elsewhere, or (ii) they
move their funds within the Bank from transaction deposits to higher cost, interest-bearing time deposits, our interest
expense may increase, and our net interest income and earnings may be material and adversely affected income. If our total
deposits decreased, our funds to make loans and grow will be reduced. Any of these may adversely affect our business.
See
“Supervision and Regulation – Fiscal and Monetary Policy.”

Our profitability and liquidity may be affected
by changes in interest rates and interest
rate levels, the shape of the yield
curve and economic conditions.
Our profitability is primarily driven by the difference between the interest rates received on our interest earning assets and
the interest we pay on our deposits and borrowings. Net interest income will be adversely affected if market interest rates
and the interest we pay on our deposits and borrowings increase faster than the interest earned on loans and investments,
especially as large portion of our loans have fixed interest rates. Interest rates, and consequently our results of operations, are affected by general economic conditions (national,
international and local), fiscal and monetary policies, and
expectations regarding changes in these, and the shape of the yield curve. Net interest income could be affected by
asymmetrical changes in the different interest rate indexes because not all of our assets or liabilities are priced with the
same index. and the different indices do not change simultaneously or at the same magnitude. Higher market interest rates
and continuing run-off of maturing securities held
by the Federal Reserve in its SOMA as quantitative tightening to curb
inflation and to maintain sufficient reserves in the system policy, may limit economic growth, and therefore reduce loan
demand and growth.
The production of mortgages and other loans and the value of collateral securing our loans are dependent on demand within
the markets we serve, as well as interest rates.
Increases in market interest rates tend to decrease mortgage originations, increase MSR values, decrease the value and liquidity of collateral securing loans, and may result in unrealized losses on
our investment securities and increase our accumulated other comprehensive losses.
Accumulated other comprehensive
losses reduce our reported GAAP equity and tangible equity.
See “Management's Discussion and Analysis of Financial
Condition and Results of Operations Table
5,” “Market and Liquidity Risk Management” and Supervision and Regulation.
Liquidity risks could affect operations and jeopardize
our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings or sales of loans and
investments or otherwise, or due to materially reduced or delayed proceeds from scheduled loan and securities payments
and maturities, could have a negative effect on our liquidity.
Our funding sources also include federal funds purchased,
securities sold under repurchase agreements, and short- and long-term debt.
We maintain a portfolio
of marketable high-
quality securities that are all held as available for sale, and can be used as a source of liquidity.
As market interest rates
rose prior to Fall 2024, however, we experienced
unrealized losses on our securities available for sale, which would become realized losses upon the sale of such securities, and such sales at a loss would reduce our net income and our regulatory
capital.
Our access to funding sources in amounts adequate to finance or capitalize our activities on terms which are acceptable to
us could be impaired by factors that affect us specifically, or general economic or banking industry issues.
General
conditions that are not specific to us, such as disruptions in the financial markets, failures of other banks, such as the Spring
2023 bank failures, or negative views and expectations about the prospects for the financial services industry,
could
adversely affect us and our liquidity.
Competition, including from stablecoins paying rewards or other interest equivalents could also adversely affect the availability and cost of deposits and liquidity.
Our ability to realize our deferred
tax assets may be reduced if our estimates of future
taxable income from our operations
and tax planning strategies do not support this amount, or our tax law reduces or deferred tax assets.
We are allowed
to carry-back losses for two years for Federal income tax purposes.
As of December 31, 2025, we had a
net deferred tax asset of $6.9 million compared to $10.2 million one year earlier.
These and future deferred tax assets may
be reduced in the future if our estimates of future taxable income from our operations and tax planning strategies do not
support the amount of the deferred tax asset.
Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of
operations.
From time to time, the FASB
and the SEC change the financial accounting and reporting standards that govern our financial
statements.
These changes can be difficult to predict and can materially affect our reported financial condition and results
of operations, and may cause us to restate prior period financial statements
.
Congress, the Treasury Department and state
and local governments may also change the tax laws or make consequential changes to their interpretation that may
adversely affect us.

If we need to raise additional capital in the future,
that capital may not be available on reasonable terms.
We anticipate that
our current capital resources will satisfy our capital requirements for the foreseeable future under current
capital rules.
If, however, we need to raise additional capital to support
our growth, currently unanticipated losses or new
capital requirements, our ability to raise additional capital will depend, among other things, on conditions in the capital
markets at that time.
If we cannot raise additional capital on acceptable terms when needed, our ability to grow will be
limited.
Our employees may take excessive risks which could negatively affect our financial condition and business.
Banks are in the business of accepting certain risks. Our management and employees make decisions and choices that may
expose us to risk. Our incentive compensation programs seek to avoid incenting excessive risk-taking; but some employees
may take such risks. Similarly,
although we our controls and procedures are designed to govern and monitor associates’
business decisions and prevent them from taking excessive risks and misconduct, these controls and procedures may not be
effective. If our employees take excessive risks, our financial condition, results of operations and reputation could be
materially and adversely affected.
Our ability to pay dividends to shareholders, repurchase
stock and pay discretionary bonuses in the future
depends on our
profitability,
capital, liquidity and regulatory requirements,
which may prevent or limit future
dividends.
Cash available to pay dividends to our shareholders is derived primarily from dividends paid to the Company by the Bank.
The Bank’s ability to pay dividends,
and Company’s ability to pay dividends to
our shareholders, continue to depend on our
earnings and maintaining appropriate liquidity and capital at all levels of our business consistent with regulatory
requirements. We
generally may pay dividends, repurchase stock and pay discretionary bonuses, from our current year’s
earnings based on “eligible retained income” over the last four calendar quarters if our capital conservation buffer exceeds
2.5%. See “Supervision and Regulation.”
Our common stock trades in limited volumes, which could result in price volatility and inefficient pricing.
Your
ability to sell or buy our common stock depends upon a trading market for our common stock.
Although our common
stock is quoted on the Nasdaq Global Market under the trading symbol “AUBN,” our trading volume has been limited
historically. The limited
trading volume may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility exceeding what may occur in a more active trading market.
As a result, you may be unable to
trade our common stock at the volume, price and time that you desire.
Due to limited trading volumes, market prices may
not reflect our common stock’s true or
intrinsic value.
Legal and Regulatory Risks
The Company is an entity separate and distinct from
the Bank.
The Company is an entity separate and distinct from the Bank.
Company transactions with the Bank are limited by the
Federal Reserve Act and Federal Reserve Regulation W.
The Company cannot generally borrow from the Bank and
depends upon dividends paid by the Bank to the Company,
which are limited by law and regulatory policies. The
Company’s liquidity,
financial condition and ability to pay dividends or repurchase Company common stock or pay
discretionary could be materially adversely affected if the Bank’s dividends were further limited by law or
regulatory restriction, or if the Bank’s
earnings, capital position or liquidity were insufficient.

We are
required to maintain
capital to meet regulatory requirements,
and if we fail to maintain sufficient capital, our
financial condition, liquidity and results of operations
would be adversely affected.
The Bank must meet regulatory capital requirements.
If we fail to maintain our capital and meet other regulatory requirements, our financial condition, liquidity and results of operations may be materially and adversely affected.
Our
failure to remain “well capitalized” and “well managed” for bank regulatory purposes, including a failure to meet the
capital conservation buffers needed to avoid restrictions
on distributions, could adversely affect us, our stock and its price.
A failure to remain “well capitalized,” for bank regulatory purposes, could, among other possible consequences adversely
affect customer confidence and our:
● ability to grow;
● costs of and availability of funds;
● costs of FDIC deposit insurance premiums;
● ability to raise or replace brokered deposits;
● ability to pay or increase dividends on our capital stock;
● ability to repurchase our common stock;
●
ability to make discretionary
bonuses to attract and retain quality personnel;
● ability to make acquisitions or engage in new activities;
● flexibility if we become subject to prompt corrective action restrictions; and
●
ability to make payments of principal and interest on any of our capital instruments that may be then outstanding.
See “Supervision and Regulation.”
The Federal Reserve may require
us to commit capital resources
to support the Bank.
A bank holding company must act as a source of financial and managerial strength to its subsidiary bank.
The Federal
Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank, and we could be
required to provide financial assistance to the Bank if it experienced financial distress, even if further investment is not
otherwise warranted economically.
See “Supervision and Regulation.”
We are
subject to extensive banking regulation to protect
depositors, which could adversely affect our earnings and our common stock value.
We are subject to
extensive regulation by federal and state bank regulators. Our success is affected by laws and regulations
affecting banks and bank holding companies, and our costs of compliance could adversely affect our earnings.
Banking
regulations are primarily intended to protect depositors and the FDIC’s
DIF, not
shareholders. The financial services
industry also is subject to frequent legislative and regulatory changes and proposed changes. Compliance with applicable
laws and regulations, as applied by our bank regulators and their examiners may be is time consuming and costly.
Recent
litigation striking new regulations because the regulators exceeded their authority or improperly acted when adopting new
rules, creates uncertainty and results in wasted time and costs of preparing to comply with new rules that never become
effective.
See “Supervision and Regulation.”

Our operations are subject to risk of loss from
unfavorable fiscal, monetary,
regulatory and political developments,
domestic and foreign.
Our businesses and earnings are affected by the fiscal, monetary and other policies and actions of various federal and state
governmental and regulatory authorities.
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
and affect
government workers who are not paid during such events, and where the absence of government services and data could
adversely affect consumer and business sentiment, our
local economy, and our business.
Economic disruptions from
government actions on tariffs, immigration, population
growth and labor, wars and military actions, and the availability of
petroleum and raw materials from foreign sources could adversely affect the economy in various ways, including, for
example, supply chain disruptions, increased costs and inflation, and changes in consumer behaviors.
Continuing increases
in government deficits may also increase inflation and the interest rates on
U.S. government debt. The interest rates on
business and consumer debt, including loans and mortgages, generally reflect a premium over U.S. government debt, and
increased rates could adversely affect the economy,
generally.
Our business is subject to litigation that may result in
significant financial losses and/or harm to our reputation.
We face risks of
litigation in the ordinary course of operating our businesses. Plaintiffs in lawsuits against us may seek very
large and/or indeterminate amounts, including punitive
and treble damages and legal fees. The ultimate outcome of any litigation or threatened litigation and the amount or range of potential loss at particular points in time may be difficult to
ascertain.
See “Item 3 legal Proceedings.”
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
The
threats are domestic and international and range from small to large, including state sponsored, terrorist and criminal
organizations with substantial funds, and technical
and other resources, and may increase during wars, armed conflicts and heightened international tensions.
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
•
I
mplementing layers of controls and avoiding excessive reliance on any single control;

•
Employing a variety of preventative and detective tools designed to monitor, block and provide alerts
regarding suspicious activity;
•
Continuously evaluating tools that can detect and help respond to cybersecurity threats in real-time;
•
Leveraging people, processes and technology to manage and maintain cybersecurity controls;
•
Performing initial and ongoing due diligence with respect to our third-party service providers, including their
cybersecurity practices and safeguards, and service level standards based on the risk they pos to the Bank;
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
•
Conducting periodic cybersecurity training for our employees and the Compa ny’s board of directors.
Our Information Security Program is a key part of our overall risk management system, which is administered by our IT
Steering Committee and evaluated by our IT Steering Committee and
Chief Risk Officer.
The program includes
administrative, technical and physical safeguards to help protect the security and confidentiality and availability of
customer records and information.
From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and equipment
and implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is
possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy,
customer service, data privacy and security,
continuity of service and reputation, and our results of operations and financial condition.
See Item 1A. “Risk Factors”.
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
AuburnBank Center, drive-through
facility, and parking deck.
The AuburnBank Center, which was constructed
in May
2022, has approximately 90,000 square feet of space.
The AuburnBank Center includes the Bank’s
main office, the Auburn
loan production office, and all of its back-office
operations.
The main office branch offers the full line
of bank services and
has one ATM.
The AuburnBank Center has approximately 46,000 square feet of Class A office space and approximately
5,000 square feet of retail space available for lease to third party tenants, of which approximately 32,000 square feet is
currently leased and occupied.
The Bank’s drive-through facility located
on the main office campus was constructed in
October 2012.
This drive-through facility has five drive-through lanes, including an ATM,
and a walk-up teller window.
The parking deck has approximately 500 parking spaces, is open to the public and charges hourly,
monthly, and special
event rates, and provides
parking needs for the Bank’s employees
and customers.
Of the 500 parking spaces,
approximately 100 to 150 parking spaces have been made available to a third-party under a long-term lease.
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
In May 2025, the Bank’s land lease renewed
for another one-year term. This
branch offers the full line of the Bank’s
services including safe deposit boxes and a drive-through window and parking for
approximately 11 vehicles, including
a handicapped ramp.
In November 2002, the Bank opened a loan production office
in a leased space in Phenix City,
Alabama, about 35 miles
south of Auburn, Alabama. In November 2025, the Bank renewed its lease for another year.
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
which was
originally opened in September 2004.
The Bank operated a branch in the Corner Village
Shopping Center in Auburn from 2015 to the end of 2024.
After careful
consideration of the Bank’s customers,
branch usage, parking issues, the lack of a drive through window and the close
proximity to our other locations in Auburn, the Bank closed the Corner
Village branch on December 31,
2024, and its lease
expired January 31, 2025.

In September 2015, the Bank relocated its Auburn Wal
-Mart Supercenter branch in south Auburn, which had been
opened
in 2004, to a new building which the Bank built in 2015 at the intersection of
S. Donahue Avenue and E.
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
In addition to the seven ATMs
at various branch locations, the Bank also has one ATM
located in Notasulga, Alabama.
The Bank had a 2,500 square feet loan production office on East Samford
Avenue in Auburn, Alabama.
When this loan
production office was relocated to the AuburnBank Center in June
2022, the Company entered into a three-year sublease
agreement during 2022.
The sublessee has renewed this sublease through October 2026.
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
Dividends
Per Share (1)
Declared
High Low
2025
First Quarter $
23.37
$
20.36
$
0.27
Second Quarter
25.28
19.48
0.27
Third Quarter
28.47
23.13
0.27
Fourth Quarter
27.98
24.00
0.27
2024
First Quarter $
21.55
$
18.82
$
0.27
Second Quarter
19.25
16.63
0.27
Third Quarter
24.35
17.50
0.27
Fourth Quarter
24.57
20.06
0.27
(1)
The price information represents actual transactions.
The Company has paid cash dividends on its capital stock since becoming the Bank’s sole stockholder.
Prior to forming
the Company, the Bank paid
cash dividends since its organization in 1907, except during the Depression years of 1932 and
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
T he Board currently intends to continue its present dividend policies.

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
The Alabama Banking Code also limits dividends payable by the
Bank.
See “Supervision and Regulation –Dividends and Distributions” and
“Management’s Discussion and Analysis of
Financial Condition and Results of Operations – Capital Adequacy”
and “Risk Factors”
.
Issuer Purchases of Equity Securities
N ot applicable.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS
The following is a discussion of our financial condition at December 31,
2025 and 2024 and our results of operations for
the years ended December 31, 2025 and 2024. The purpose of this discussion is to provide information about our financial
condition and results of operations which is not otherwise apparent from the consolidated financial statements. The
following discussion and analysis should be read along with our consolidated financial statements and the related notes
included elsewhere herein. In addition, this discussion and analysis contains forward-looking statements, so you should
refer to Item 1A, “Risk Factors” and “Special Cautionary Notice Regarding
Forward-Looking Statements”.
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
Alabama.
Summary of Results of Operations
Year ended December 31
(Dollars in thousands, except per share data) 2025 2024
Net interest income (a) $ 29,747 $ 27,204
Less: tax-equivalent adjustment 73 79
Net interest income (GAAP) 29,674 27,125
Noninterest income 3,119 3,474
Total revenue 32,793 30,599
Provision for credit losses 631 36
Noninterest expense 22,951 22,166
Income tax expense (benefit)
1,956 2,000
Net earnings $ 7,255 $ 6,397
Basic and diluted net earnings per share $ 2.08 $ 1.83
(a) Tax-equivalent.
See "Table 1 - Explanation of Non-GAAP Financial Measures".
Financial Summary
The Company’s net earnings were
$7.3 million for the full year 2025, compared to $6.4 million for the full year 2024.
Basic and diluted net earnings per share were $2.08 per share for the full year 2025, compared to $1.83 per share for the full
year 2024.
Net interest income (tax-equivalent) was $29.7 million in 2025, a
9% increase compared to $27.2 million in 2024. This
increase was primarily due to improved net interest margin
and a 2% increase in our interest-earning assets.
The
Company’s net interest margin
(tax-equivalent) was 3.27% in 2025, compared to 3.06% in 2024.
The increase in net
interest margin (tax-equivalent) was primarily due to improved yields on interest-earning assets, and a decrease in our cost of interest-bearing deposits.
At December 31, 2025, the Company’s
allowance for credit losses was $7.2 million, or 1.27% of total loans, compared to
$6.9 million, or 1.22% of total loans, at December 31, 2024.
The Company recorded a provision for credit losses of $631 thousand in 2025 compared to $36 thousand during 2024.
The
provision for credit losses in 2025 was primarily due to two loans that were individually evaluated.
A specific reserve was
established for one loan and the other loan was partially charged off.
The provision for credit losses under CECL is
reflective of the Company’s credit
risk profile and the future economic outlook and forecasts. Our CECL model is largely influenced by economic factors including, most notably,
the anticipated unemployment rate.

Noninterest income was $3.1 million in 2025 compared to $3.5 million in 2024.
The decrease was primarily related to a
decrease in mortgage lending income and other noninterest income
.
Noninterest expense was $23.0 million in 2025 compared to $22.2 million in 2024.
The increase was primarily related to
increases in salaries and benefits expense and other noninterest expense.
These increases were partially offset by a decrease
in net occupancy and equipment expense.
The provision for income tax expense was $2.0 million for an effective tax rate of 21.24% for 2025, compared to
$2.0 million for an effective tax rate of 23.82% for 2024.
The Company’s effective
income tax rate is affected principally
by tax-exempt earnings from the Company’s
investments in municipal securities and loans, bank-owned life insurance,
and
New Markets Tax Credits.
The provision for income tax expense and the effective tax rates for
2024 included discrete tax
items associated with provision to return adjustments in conjunction with the final 2023 tax return filing and the resolution
of state examination activities, which resulted in additional tax expense.
The Company paid cash dividends of $1.08 per share in 2025 and 2024.
At December 31, 2025,
the Bank’s regulatory
capital ratios were well above the minimum amounts required to be
“well capitalized” under current regulatory standards
with a total risk-based capital ratio of 17.14%, a tier 1 leverage ratio of 10.71%
and common equity tier 1 or (CET1) of
16.06%
at December 31, 2025.
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
Allowance for Credit Losses – Loans
The allowance for credit losses is estimated under the CECL methodology set forth in Financial Accounting Standards
Board (“FASB”) Accounting
Standards Codification (“ASC”) 326,
Financial Instruments – Credit Losses . The allowance
for credit losses reflects management’s
estimate of the amount of credit losses expected to be recognized over the remaining life of the loans in our portfolio. This evaluation requires significant management judgment and is based upon
relevant available information related to historical default and loss experience, current and projected economic conditions,
and other portfolio-specific and environmental risk factors. Losses are predicted over a reasonable and supportable forecast
period, and at the end of the reasonable and supportable period losses revert to long term historical averages. The allowance
for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and on an individual
basis for loans that do not share similar risk characteristics with the collectively evaluated pools. There are factors beyond
our control, such as changes in projected economic conditions, real estate markets or particular industry conditions which
may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for
credit losses. The allowance is adjusted through provision for credit losses and decreased by charge-offs, net of recoveries
of amounts previously charged-off. See Note 1
- Summary of Significant Accounting Policies and Note 4 - Loans and
Allowance for Credit Losses in the notes to our consolidated financial statements in this report.
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
For more information regarding fair value measurements and disclosures, please refer to Note 1 - Summary of Significant Accounting Policies and Note
14, Fair Value
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
Deferred Tax
Asset Valuation
A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets
is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax
planning strategies in making this assessment. At December 31,
2025 we had net deferred tax assets of $6.9
million
included as “other assets”, including $6.5 million resulting from unrealized losses in our securities portfolio.
Based upon
the level of taxable income over the last three years and projections for future taxable income over the periods in which the
deferred tax assets are deductible, management believes it is more likely than not that we will realize the benefits of these
deductible differences at December 31, 2025.
The amount of the deferred tax assets considered realizable, however, could
be reduced if estimates of future taxable income are reduced.
See Note 1 - Summary of Significant Accounting Policies
and Note 9 – Income Taxes
in the notes to the consolidated financial statements that accompany this report.
Average Balance
Sheet and Interest Rates
Year ended December 31
2025 2024
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Loans and loans held for sale
$ 560,476 5.50% $ 568,733 5.23%
Securities - taxable 228,793 2.16% 248,072 2.19%
Securities - tax-exempt (a) 9,173 3.77% 10,084 3.70%
Total securities 237,966 2.23% 258,156 2.25%
Federal funds sold 26,535 4.25% 17,907 5.24%
Interest bearing bank deposits 83,648 4.28% 44,634 5.23%
Total interest-earning
assets
908,625 4.49% 889,430 4.36%
Deposits:
NOW 205,951 1.33% 192,702 1.39%
Savings and money market 253,668 0.97% 251,778 0.86%
Certificates of deposit 184,047 3.20% 195,097 3.46%
Total interest-bearing
deposits
643,666 1.72% 639,577 1.81%
Short-term borrowings 28 7.14% 628 0.48%
Total interest-bearing
liabilities
643,694 1.72% 640,205 1.81%
Net interest income and margin (a) $ 29,747 3.27% $ 27,204 3.06%
(a) Tax-equivalent.
See "Table 1 - Explanation
of Non-GAAP Financial Measures".

RESULTS
OF OPERATIONS
Net Interest Income and Margin
Net interest income (tax-equivalent) was $29.7 million in 2025, a
9% increase compared to $27.2 million in 2024. This
increase was primarily due to improved net interest margin
and a 2% increase in our interest-earning assets.
The
Company’s net interest margin
(tax-equivalent) was 3.27% in 2025, compared to 3.06% in 2024.
The increase in net
interest margin (tax-equivalent) was primarily due to improved yields on interest-earning assets, and a decrease in our cost of interest-bearing deposits.
The Federal Reserve announced a 50-basis points rate reduction on September
18, 2024,
followed by two 25 basis points reduction in October and December 2024 and by three 25 basis points in September,
October and December 2025.
At year end the target federal funds rate ranged from
3.5% - 3.75%.
The tax-equivalent yield on total interest-earning assets increased by
13 basis points to 4.49% in 2025 compared to 4.36%
in 2024.
This increase was primarily due to changes in our asset mix, as cash and cash equivalents increased and securities
declined.
Average interest-earning
assets were $908.6 million during 2025, a 2% increase compared to $889.4 million during 2024.
The cost of total interest-bearing liabilities decreased by 9 basis points to 1.72%
in 2025 compared to 1.81% in 2024
following decreases to the federal funds rate.
The Company continues to deploy various asset liability management strategies to manage its risk from interest rate
fluctuations.
Deposit and loan pricing remains competitive in our markets.
We believe that interest rates,
inflation and
monetary policy may continue to fluctuate in 2026
and may be challenging as a result.
Our ability to compete and manage
our deposits costs until our interest-earning assets reprice and we generate new loans with current market interest rates will
be important to our net interest margin during 2026.
Provision for Credit Losses
The Company recorded a provision for credit losses of $631 thousand during
2025, compared to $36 thousand for 2024.
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
The provision for credit losses in 2025
was primarily due to two loans that were individually evaluated.
A specific reserve was established for one loan and the
other loan was partially charged off.
Our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment
methodology, to adequately
cover all expected credit losses as of the date the allowance is determined.
At December 31,
2025, the Company’s allowance for
credit losses was $7.2 million, or 1.27% of total loans, compared to $6.9 million,
or
1.22% of total loans, at December 31, 2024.
Noninterest Income
Year ended December 31
(Dollars in thousands) 2025 2024
Service charges on deposit accounts $ 619 $ 614
Mortgage lending 474 608
Bank-owned life insurance 414 403
Other 1,612 1,849
Total noninterest income $ 3,119 $ 3,474
The Company’s noninterest income
from mortgage lending is primarily attributable to the (1) origination and sale of new
mortgage loans, including refinancings and (2) servicing of mortgage loans. Origination income, net, is comprised of gains
or losses from the sale of the mortgage loans originated, origination fees, underwriting fees and other fees associated with
the origination of mortgage loans, which are netted against the commission expense associated with these originations. The
Company’s customary practice
is to originate mortgage loans for sale in the secondary market and to either sell or retain
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
The following table presents a breakdown of the Company’s
mortgage lending income for 2025 and 2024.
Year ended December 31
(Dollars in thousands) 2025 2024
Origination income $ 154 $ 261
Servicing fees, net 320 347
Total mortgage lending
income
$ 474 $ 608
The Company’s income from mortgage
lending typically fluctuates as mortgage interest rates, housing sales and refinancings change.
Origination income decreased in 2025 compared to 2024 due to a decrease in mortgage lending
demand as mortgage interest rates remain elevated.
Other noninterest income was $1.6 million in 2025, compared to $1.8 million in
2024.
The decrease in other noninterest
income was primarily due to decreased fee income on reciprocal deposits sold through the Intrafi network.
Noninterest Expense
Year ended December 31
(Dollars in thousands) 2025 2024
Salaries and benefits $ 13,154 $ 12,534
Net occupancy and equipment 2,353 2,508
Professional fees 1,276 1,188
FDIC and other regulatory assessments 569 564
Other 5,599 5,372
Total noninterest expense $ 22,951 $ 22,166
Salaries and benefits increased during 2025 compared to 2024 primarily due to routine annual increases in salaries and
wages.
The decrease in net occupancy and equipment expense was primarily due to increased
leasing income associated with the
Company’s headquarters, which
totaled $1.4 million in 2025 compared to $1.0 million in 2024.
The increase in other noninterest expense was due to a variety of miscellaneous items including increased information
technology and systems expenses and loan-related expenses.
Income Tax
Expense
The provision for income taxes expense was $2.0 million for an effective tax rate of 21.24% for 2025, compared to
$2.0 million for an effective tax rate of 23.82% for 2024.
The Company’s effective
income tax rate is affected principally
by tax-exempt earnings from the Company’s
investments in municipal securities and loans, bank-owned life insurance,
and
New Markets Tax Credits.
The provision for income tax expense and the effective
tax rates for 2024 included discrete tax
items associated with provision to return adjustments in conjunction with the final 2023 tax return filing and the resolution
o f state examination activities, which resulted in additional tax expense.

BALANCE SHEET ANALYSIS
Securities
Securities available-for-sale were $233.3 million at December 31, 2025, compared to $243.0 million at December 31, 2024.
This decrease reflects a decrease in the amortized cost basis of securities available
-for-sale of $23.4 million, partially offset
by an increase of $13.7 million in the fair value of securities available-for
-sale.
The decrease in the amortized cost basis of
securities available-for-sale was primarily attributable to normal paydowns and maturities.
The average annualized tax-
equivalent yields earned on total securities were 2.23%
in 2025 and 2.25% in 2024.
The following table shows the carrying value and weighted average yield of securities available-for-sale as of December
31, 2025 according to contractual maturity.
Actual maturities of mortgage-backed securities (“MBS”) may differ from contractual maturities because the mortgages underlying the MBS may be called or prepaid in whole or in part, with or
without penalty.
December 31, 2025
1 year
1 to 5
5 to 10
After 10
Total
(Dollars in thousands) or less years years years Fair Value
Agency obligations $ — 35,580 18,204 — 53,784
Agency MBS — 20,112 16,171 125,644 161,927
State and political subdivisions — 1,590 9,160 6,798 17,548
Total available-for-sale $ — 57,282 43,535 132,442 233,259
Weighted average yield (1):
Agency obligations — 1.27% 1.99% — 1.52%
Agency MBS — 1.19% 1.83% 2.22% 2.06%
State and political subdivisions — 1.95% 2.00% 2.42% 2.16%
Total available-for-sale — 1.26% 1.93% 2.23% 1.94%
(1) Yields are calculated based on amortized cost.
Loans
December 31
(In thousands) 2025 2024
Commercial and industrial $ 58,400 63,274
Construction and land development 56,436 82,493
Commercial real estate
325,521 289,992
Residential real estate 116,554 118,627
Consumer installment 8,421 9,631
Total loans 565,332 564,017
Total loans, net of unearned
income, were $565.3 million at December 31, 2025, and $564.0 million at December 31, 2024,
an increase of $1.3 million.
Four loan categories represented the majority of the loan portfolio at December 31, 2025:
commercial real estate (58%), residential real estate (21%), construction and land development (10%), and commercial and
industrial (10%).
Approximately 18% of the Company’s
commercial real estate loans were classified as owner-occupied at
December 31, 2025.
Within the residential real estate portfolio segment
,
the Company had junior lien mortgages of approximately $12.3 million, or 2%, and $11.2 million, or 2%, of total loans
at December 31, 2025 and 2024, respectively.
For residential real estate
mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at December 31,
2025 and 2024. The Company’s
residential real estate mortgage portfolio does not include any option ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally viewed as high risk.
The average yield earned on loans and loans held for sale was 5.50% in 2025 and 5.23% in 2024.

The specific economic and credit risks associated with our loan portfolio include, but are not limited to, the effects of
current economic conditions, including the levels of market
interest rates, supply chain disruptions, commercial office
occupancy levels, housing supply shortages, and effects of
inflation and tariffs on our borrowers’ cash flows, real estate market sales volumes and liquidity,
valuations used in making loans and evaluating collateral, availability and cost of financing properties, real estate industry concentrations, competitive pressures from a wide range of other lenders,
deterioration in certain credits, fluctuations in market interest rates, reduced collateral values or non-existent collateral, title
defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of applicable laws and
regulations.
Various
projects financed earlier that were based on lower interest rate assumptions than currently in effect
may not be as profitable or successful at the higher interest rates currently in effect and which may exist in the future.
See
“Risk Factors.”
The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’
financial position. Also, we have
established and periodically review,
our lending policies and procedures. Banking regulations limit a bank’s credit exposure
by prohibiting unsecured loan relationships that exceed 10% of its capital; or
20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $23.5 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $21.2 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit. At December 31, 2025, the Bank did not
have any loan relationships
exceeding our internal limit.
We periodically
analyze our commercial loan portfolio to determine if a concentration of credit risk exists in any one or
more industries. We
use classification systems broadly accepted by the financial services industry in order to categorize our
commercial borrowers. Loan concentrations to borrowers in the following classes exceeded 25% of the Bank’s
total risk-
based capital at December 31, 2025 (and related balances at December
31, 2024).
December 31
(In thousands) 2025 2024
Lessors of 1-4 family residential properties $ 56,773 $ 58,228
Multi-family residential properties 51,516 43,556
Hotel/motel 47,870 35,210
Shopping centers/strip malls 42,444 37,349
The Company maintains the allowance for credit losses at a level that management believes appropriate to adequately cover
the Company’s estimate of expected
losses over the remaining life in the loan portfolio. The allowance for credit losses was
$7.2 million at December 31, 2025,
compared to $6.9 million at December 31, 2024, which management believed to be
adequate at each of the respective dates.
Our allowance for credit losses as a percentage of total loans was 1.27% at
December 31, 2025, compared to 1.22% at December 31, 2024.
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
See “Risk Factors”.
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
At December 31,
2025 and 2024, reasonable and supportable periods of 4 quarters were utilized followed by an 8-quarter straight line
reversion period to long term averages.
See Note 4 to our Financial Statements.

A summary of the changes in the allowance for credit losses on loans and certain asset quality ratios for the years ended
December 31, 2025 and 2024 is presented below.
Year ended December 31
(Dollars in thousands) 2025 2024
Allowance for credit losses:
Balance at beginning of period
$ 6,871 6,863
Charge-offs:
Commercial and industrial
(142) (9)
Commercial real estate
(296) —
Residential real estate
(7) (61)
Consumer installment (96) (114)
Total charge
-offs
(541) (184)
Recoveries:
Commercial and industrial
30 144
Residential real estate
84 9
Consumer installment 29 45
Total recoveries
143 198
Net (charge-offs) recoveries
(398) 14
Provision for credit losses - Loans
703 (6)
Ending balance
$ 7,176 6,871
as a % of loans 1.27% 1.22
as a % of nonperforming loans 1,489% 1,366
Net charge-offs as a % of average loans 0.07% —
Nonperforming Assets
The Company had $0.5 million in nonperforming assets at both December
31, 2025 and 2024.
The table below provides information concerning total nonperforming assets and certain asset quality ratios.
December 31
(Dollars in thousands) 2025 2024
Nonperforming assets:
Nonperforming (nonaccrual) loans $ 482 503
Total nonperforming
assets
$ 482 503
as a % of loans and other real estate owned 0.09% 0.09
as a % of total assets 0.05% 0.05
Nonperforming loans as a % of total loans 0.09% 0.09
Accruing loans 90 days or more past due $ — —
The table below provides information concerning the composition of nonaccrual loans at December 31, 2025 and 2024,
respectively.
December 31
(In thousands) 2025 2024
Nonaccrual loans:
Commercial and industrial $ — 99
Construction and land development — 404
Commercial real estate 378 —
Residential real estate 104 —
Total nonaccrual
loans
$ 482 503

The Company discontinues the accrual of interest income when (1)
there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is more
than 90 days past due, unless the loan is both well-secured and in the process of collection.
There were no loans 90 days past due and still accruing interest at December 31, 2025 and 2024, respectively.
The Company had no other real estate owned at December 31, 2025 and 2024, respectively.
Deposits
December 31
(In thousands) 2025 2024
Noninterest bearing demand $ 268,026 260,874
NOW 214,827 199,883
Money market 170,352 153,916
Savings 92,920 89,904
Certificates of deposit under $250,000 97,458 103,594
Certificates of deposit and other time deposits of $250,000 or more 79,343 87,653
Total deposits $ 922,926 895,824
Total deposits were $922.9
million at December 31, 2025, compared to $895.8 million at December 31, 2024.
The 3%
increase in deposits compared to December 31, 2024 was primarily related to an increase in money market and interest-
bearing checking accounts.
Noninterest-bearing deposits were 29% of total deposits at both December 31,
2025 and 2024.
The Company had no brokered deposits at December 31, 2025 and 2024.
The Company had no FHLB-Atlanta advances or
other wholesale borrowings outstanding at December 31, 2025 and 2024.
The average rates paid on total interest-bearing deposits were 1.72
%
in 2025 and 1.81% in 2024.
The Bank participates in the Certificates of Deposit Account Registry Service (the
“CDARS”) and the Insured Cash Sweep
product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose
of improving FDIC insurance for our depositors.
The Company had reciprocal deposits on balance sheet of $9.8 million at
December 31, 2025, compared to $6.9 million at December 31, 2024.
At December 31, 2025, the Company had $79.7
million reciprocal deposits sold, compared to $74.1 million at December
31, 2024.
At December 31, 2025, estimated uninsured deposits totaled $392.9 million, or 43% of total deposits, compared to $359.7
million, or 40% of total deposits at December 31, 2024.
Uninsured amounts are estimated based on the portion of account balances that exceed FDIC insurance limits.
The Bank’s uninsured deposits at December
31, 2025 and 2024 include
approximately $228.7 million and $223.1 million, respectively, of deposits of state, county and local governments that are
collateralized by securities.
Deposits of state, county and local governments were 58% and 62% of our estimated uninsured deposits at December 31, 2025 and 2024, respectively.

The estimated uninsured time deposits by maturity as of December
31, 2025 are presented below.
(Dollars in thousands) December 31, 2025
Maturity of:
3 months or less $ 15,624
Over 3 months through 6 months 31,140
Over 6 months through 12 months 28,306
Over 12 months 4,273
Total estimated uninsured
time deposits
$ 79,343
Other Borrowings
The Company had no long-term debt at December 31, 2025 and 2024.
The Bank utilizes short and long-term non-deposit
borrowings
from time to time. Short-term borrowings generally consist of federal funds purchased and securities sold under
agreements to repurchase with an original maturity of one year or less.
The Bank had available federal funds lines totaling
$65.2 million at December 31, 2025 and 2024 with no federal funds borrow
ed.
The Company had no securities sold under
agreements to repurchase, which are entered into on behalf of certain customers, at December 31, 2025 and 2024.
The
Bank is eligible to borrow from the FRB’s discount
window, but had no such
borrowings at December 31, 2025 and 2024.
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
at December 31, 2025 and 2024, respectively.
At those dates, the Bank had $304.9 million and
$296.9 million, respectively,
of available lines of credit at the FHLB-Atlanta.
CAPITAL ADEQUACY
At December 31, 2025, the Company’s
consolidated stockholders’ equity (book value) was $92.1 million, or
$26.35 per
share, compared to $78.3 million, or $22.41 per share, at December 31, 2024. The increase from December 31, 2024 was
primarily driven by net earnings of $7.3 million and other comprehensive income of $10.2 million due to a decrease in
unrealized losses on securities available-for-sale, net of tax, which was partially offset by cash dividends paid of
$3.8 million.
Unrealized losses on securities do not affect the Bank’s
capital for regulatory capital purposes.
The Company paid cash dividends of $1.08 per share in 2025 and 2024.
The Company and Bank are subject to the Basel III regulatory capital framework which includes a capital conservation
buffer of CET1 capital of 2.5% that is added to the minimum requirements for capital adequacy purposes.
A banking
organization with a capital conservation buffer
of 2.5% or less is subject to limitations on “distributions” from “eligible retained earnings”, including dividend payments,
share repurchases and certain discretionary bonus payments. At
December 31, 2025 and 2024, the Bank had a capital conservation buffer of 9.14% and 7.81%, respectively.
The Federal Reserve has treated us as a “small bank holding company’ under the Federal Reserve’s
Small Bank Holding
Company Policy.
Accordingly, our capital adequacy
is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s
tier 1 leverage ratio was 10.71%, CET1 risk-based capital ratio was 16.06%, tier 1 risk-based capital ratio was 16.06%, and total risk-based capital ratio was 17.14
%
at December 31, 2025. These ratios
exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital
ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

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
+/- 20% for a gradual change of 400 basis points
+/- 15% for a gradual change of 300 basis points
+/- 10% for a gradual change of 200 basis points
+/- 5% for a gradual change of 100 basis points
The following table reports the variance of net interest income over the next 12 months assuming a gradual change in
interest rates up or down when compared to the baseline net interest income forecast at December 31, 2025.
Changes in Interest Rates Net Interest Income % Variance
400 basis points
4.67%
300 basis points
3.95
200 basis points
2.76
100 basis points
1.40
(100) basis points
(1.97)
(200) basis points
(3.13)
(300) basis points
(4.13)
(400) basis points
(5.16)
At December 31, 2025, our earnings simulation model indicated that we were in compliance with the policy guidelines
noted above.

Economic Value
of Equity
Economic value of equity (“EVE”) measures the extent that estimated economic values of our assets, liabilities and off-
balance sheet items will change as a result of interest rate changes. Economic values are estimated by discounting expected
cash flows from assets, liabilities and off-balance sheet items, which are used to establish a base case EVE. In contrast with
our earnings simulation model which evaluates interest rate risk over a 12-month timeframe, EVE uses a terminal horizon
which allows for the re-pricing of all assets, liabilities, and off-balance sheet items. Further, EVE is measured using values
as of a point in time and does not reflect any actions that ALCO might take in responding to or anticipating changes in
interest rates, or market and competitive conditions.
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
35% for an instantaneous change of +/- 400 basis points
30% for an instantaneous change of +/- 300 basis points
25% for an instantaneous change of +/- 200 basis points
15% for an instantaneous change of +/- 100 basis points
The following table reports the variance of EVE assuming an immediate change in interest rates up or down when
compared to the baseline EVE at December 31, 2025.
Changes in Interest Rates EVE % Variance
400 basis points
3.76%
300 basis points
4.08
200 basis points
3.44
100 basis points
2.21
(100) basis points
(3.41)
(200) basis points
(9.01)
(300) basis points
(17.83)
(400) basis points
(27.26)
At December 31, 2025, our EVE model indicated that we were in compliance with the policy guidelines noted above.
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
Depositors and borrowers may also change their deposit and loan preferences and behaviors as a result of changes and expected changes in interest rates.
ALCO reviews each of the above interest rate sensitivity analyses along with several different interest rate scenarios in
seeking satisfactory,
consistent levels of profitability within the framework of the Company’s established liquidity,
loan,
investment, borrowing, and capital policies.

The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities and as one tool to manage interest rate sensitivity while continuing to meet the credit and
deposit needs of our customers. From time to time, the Company may enter into interest rate swaps (“swaps”) to facilitate
customer transactions and meet their financing needs. These swaps qualify as derivatives, and may be designated as
hedging instruments. At December 31, 2025, the Company had one derivative contract to assist in managing interest rate
sensitivity.
The Company had no derivative contracts at December 31, 2024.
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
Primary sources of funding for the Bank include customer deposits, other borrowings, interest payments on earning assets,
repayments
and maturities of securities and loans, sales of securities, and the sale of loans, particularly residential mortgage
loans. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window,
although it was not used by the Bank.
In addition to these sources, the Bank is eligible to participate in the FHLB-Atlanta’s advance program to obtain funding for growth and liquidity.
Advances include both fixed and variable terms and may
be
taken out with varying maturities. At December 31, 2025, the Bank had no FHLB-Atlanta advances outstanding and
available credit from the FHLB-Atlanta of $304.9 million. At December
31, 2025, the Bank also had $65.2 million of
available federal funds lines with no borrowings outstanding.
The following table presents additional information about our contractual obligations as of December 31, 2025, which by
their terms had contractual maturity and termination dates subsequent to December 31, 2025:
Payments due by period
1 year
1 to 3 3 to 5 More than
(Dollars in thousands) Total or less years years 5 years
Contractual obligations:
Deposit maturities (1) $ 922,926 910,388 9,726 2,812 —
Operating lease obligations 157 55 102 — —
Total $ 923,083 910,443 9,828 2,812 —
(1) Deposits with no stated maturity (demand, NOW, money market, and savings deposits) are presented in the "1 year or less" column
Management believes that the Company and the Bank have adequate sources of liquidity to meet all known contractual
obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor,
and creditor
requirements over the next 12 months.

Off-Balance Sheet Arrangements
At December 31, 2025, the Bank had outstanding standby letters of credit of $1.0 million and unfunded loan commitments
outstanding of $48.1 million. Because these commitments generally have fixed expiration dates and may expire without
being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund
these outstanding commitments, the Bank could use its cash and cash equivalents, deposits with other banks, liquidate
federal funds sold or a portion of its securities available-for-sale, or draw on its available credit facilities or raise deposits.
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
As of December 31, 2025, the unpaid principal balance of residential mortgage loans, which we have originated and sold,
but retained the servicing rights (MSRs) totaled $188.8 million. Although these loans are generally sold on a non-recourse
basis, except for breaches of customary seller representations and warranties, we may have to repurchase residential
mortgage loans in cases where we breach such representations or warranties or the other terms of the sale, such as where we
fail to deliver required documents or the documents we deliver are defective.
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
Although to date repurchase requests related to representation and warranty provisions, and servicing activities have been
limited, it is possible that requests to repurchase mortgage loans may increase in frequency if investors more aggressively
pursue all means of recovering losses on their purchased loans. As of December
31, 2025, we believe that this exposure is
not material due to the historical level of repurchase requests and loss trends, the results of our quality control reviews, and
the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date. We
maintain
ongoing communications with our investors and will continue to evaluate this exposure by monitoring the level and number
of repurchase requests as well as the delinquency rates in our investor portfolios.

The Company was not required to repurchase any loans during 2025 and
2024 as a result of representation and warranty
provisions contained in the Company’s
sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at December 31, 2025.
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
to
normalize.
An inverted yield curve means shorter term interest rates are higher than longer term interest rates. This results
in a lower spread between our costs of funds and our interest income. In addition, net interest income could be affected by
asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Higher market interest rates and reductions in the securities held by the Federal Reserve to reduce inflation
generally reduce economic activity may reduce loan demand and growth, and may adversely affect unemployment rates.
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
See “Supervision and Regulation – Fiscal and Monetary Policies” for
more information regarding changes in monetary
policy and interest rates.
CURRENT ACCOUNTING DEVELOPMENTS
The following ASUs have been issued by the FASB
but are not yet effective.
ASU 2025-01,
Income Statement Reporting Comprehensive Income
- Expense Disaggregation Disclosures
(Subtopic 220-
40): Clarifying the Effective Date,
clarifies the effective date of ASU 2024-03,
Income Statement Reporting Comprehensive
Income - Expense Disaggregation Disclosures
(Subtopic 220-40): Disaggregation of
Income Statement Expenses
to
stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December
15, 2026 and interim reporting periods beginning after December 15,
2027, with early adoption permitted. ASU 2025-01
will be effective for the Company beginning January 1, 2027
for the Company’s annual consolidated
financial statements
on Form 10-K and January 1, 2028 for the Company’s
quarterly consolidated financial statements on Form 10-Q
and is not
expected to have a significant impact on the Company’s
consolidated financial statements.
ASU 2025-06,
Intangibles - Goodwill and Other - Internal-Use Software
(Subtopic 350-40),
removes all references to
prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to
start capitalizing software costs is when (1) management has authorized and committed to funding the software project and
(2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU
2025-06 will be effective for the Company beginning
January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s
consolidated financial statements.
ASC 2025-11,
Interim Reporting (Topic
270): Narrow-Scope Improvement
s,
is intended to provide clarity about the current
interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and
establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period
that have a material impact
on the entity. ASC 2025-11
will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial
s tatements.

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
Year ended December 31
(In thousands) 2025 2024 2023 2022 2021
Net interest income (GAAP) $ 29,674 27,125 26,328 27,166 23,990
Tax-equivalent adjustment 73 79 417 456 470
N et interest income (Tax-equivalent)
$ 29,747 27,204 26,745 27,622 24,460

Table 2
- Selected Financial Data
Year ended December 31
(Dollars in thousands, except per share amounts) 2025 2024 2023 2022 2021
Income statement
Tax-equivalent interest income (a) $ 40,841 38,811 34,791 30,001 26,977
Total interest expense 11,094 11,607 8,046 2,379 2,517
Tax equivalent net interest income (a) 29,747 27,204 26,745 27,622 24,460
Provision for credit losses 631 36 135 1,000 (600)
Total noninterest income 3,119 3,474 (2,981) 6,506 4,288
Total noninterest expense 22,951 22,166 22,594 19,823 19,433
Net earnings before income taxes and
tax-equivalent adjustment 9,284 8,476 1,035 13,305 9,915
Tax-equivalent adjustment 73 79 417 456 470
Income tax expense (benefit) 1,956 2,000 (777) 2,503 1,406
Net earnings $ 7,255 6,397 1,395 10,346 8,039
Per share data:
Basic net earnings
$ 2.08 1.83 0.40 2.95 2.27
Diluted net earnings
2.08 1.83 0.40 2.95 2.27
Cash dividends declared $ 1.08 1.08 1.08 1.06 1.04
Weighted average shares outstanding - basic 3,493,699 3,493,690 3,498,030 3,510,869 3,545,310
Weighted average shares outstanding - diluted 3,495,036 3,493,690 3,498,030 3,510,869 3,545,310
Shares outstanding 3,493,699 3,493,699 3,493,614 3,503,452 3,520,485
Stockholders' equity (book value) $ 26.35 22.41 21.90 19.42 29.46
Common stock price
High $ 28.47 24.57 24.50 34.49 48.00
Low 19.48 16.63 18.80 22.07 31.32
Period-end $ 26.95 23.49 21.28 23.00 32.30
To earnings ratio (b) 12.96 12.84 53.20 7.80 14.23
To book value 102.28 104.82 97.17 118.43 109.64
Performance ratios:
Return on average equity
8.61% 8.21 2.05 12.48 7.54
Return on average assets
0.73% 0.65 0.14 0.96 0.78
Dividend payout ratio 51.92% 59.02 270.00 35.93 45.81
Average equity to average assets 8.45% 7.93 6.66 7.72 10.39
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.27% 1.22 1.23 1.14 1.08
Nonperforming loans 1,489% 1,366 753 211 1,112
Nonperforming assets as a % of:
Loans and other real estate owned 0.09% 0.09 0.16 0.54 0.18
Total assets 0.05% 0.05 0.09 0.27 0.07
Nonperforming loans as % of loans 0.09% 0.09 0.16 0.54 0.10
Net charge-offs as a % of average loans 0.07%
—
0.01 0.04 0.02
Capital Adequacy (c):
CET 1 risk-based capital ratio 16.06% 14.80 14.52 15.39 16.23
Tier 1 risk-based capital ratio 16.06% 14.80 14.52 15.39 16.23
Total risk-based capital ratio 17.14% 15.81 15.52 16.25 17.06
Tier 1 leverage ratio 10.71% 10.49 9.72 10.01 9.35
Other financial data:
Net interest margin (a) 3.27% 3.06 2.89 2.81 2.55
Effective income tax (benefit) rate 21.24% 23.82 (125.73) 19.48 14.89
Efficiency ratio (d) 69.83% 72.25 95.08 58.08 67.60
Selected period end balances:
Securities $ 233,259 243,012 270,910 405,304 421,891
Loans, net of unearned income 565,354 564,017 557,294 504,458 458,364
Allowance for credit losses 7,176 6,871 6,863 5,765 4,939
Total assets 1,018,797 977,324 975,255 1,023,888 1,105,150
Total deposits 922,926 895,824 896,243 950,337 994,243
Total stockholders’ equity 92,053 78,292 76,507 68,041 103,726
(a) Tax-equivalent.
See "Table 1 - Explanation of Non-GAAP Financial Measures".
(b) Calculated by dividing period end share price by
earnings per share for the previous four quarters.
(c) Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(
d) Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.

Table 3
- Average
Balance and Net Interest Income Analysis
Year ended December 31
2025 2024
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:
Loans and loans held for sale (1) $ 560,476 $ 30,840
5.50%
$ 568,733 $ 29,735
5.23%
Securities - taxable 228,793 4,949
2.16%
248,072 5,430
2.19%
Securities - tax-exempt (2) 9,173 346
3.77%
10,084 373
3.70%
Total securities
237,966 5,295
2.23%
258,156 5,803
2.25%
Federal funds sold 26,535 1,127
4.25%
17,907 939
5.24%
Interest bearing bank deposits 83,648 3,579
4.28%
44,634 2,334
5.23%
Total interest-earning
assets
908,625 40,841
4.49%
889,430 38,811
4.36%
Cash and due from banks 15,414 17,779
Other assets 72,438 75,059
Total assets $ 996,477 $ 982,268
Interest-bearing liabilities:
Deposits:
NOW $ 205,951 2,740
1.33%
$ 192,702 2,680
1.39%
Savings and money market 253,668 2,461
0.97%
251,778 2,168
0.86%
Certificates of deposit 184,047 5,891
3.20%
195,097 6,756
3.46%
Total interest-bearing
deposits
643,666 11,092
1.72%
639,577 11,604
1.81%
Short-term borrowings 28 2
7.14%
628 3
0.48%
Total interest-bearing
liabilities
643,694 11,094
1.72%
640,205 11,607
1.81%
Noninterest-bearing deposits 265,978
262,224
Other liabilities 2,578 1,918
Stockholders' equity 84,227
77,921
Total liabilities and
and stockholders' equity $ 996,477 $ 982,268
Net interest income and margin $ 29,747
3.27%
$ 27,204
3.06%
(1) Average loan
balances are shown net of unearned income and loans on nonaccrual status have been included
in the computation of average balances.
(2) Yields on tax-exempt securities have been
computed on a tax-equivalent basis using an income tax rate
of 21%.
See Table 1 - Explanation of Non-GAAP
Financial Measures."

Table 4
- Volume
and Rate Variance
Analysis
Year ended December 31, 2025 vs. 2024 Year ended December 31, 2024 vs. 2023
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:
Loans and loans held for sale
$ 1,105 1,559 (454) $ 4,810 2,463 2,347
Securities - taxable (481) (64) (417) (1,778) 133 (1,911)
Securities - tax-exempt (1) (27) 7 (34) (1,612) (57) (1,555)
Total securities
(508) (57) (451) (3,390) 76 (3,466)
Federal funds sold 188 (178) 366 689 24 665
Interest bearing bank deposits 1,245 (424) 1,669 1,911 26 1,885
Total interest income $ 2,030 900 1,130 $ 4,020 2,589 1,431
Interest expense:
Deposits:
NOW $ 60 (116) 176 $ 773 783 (10)
Savings and money market 293 275 18 36 359 (323)
Certificates of deposit (865) (511) (354) 2,821 2,128 693
Total interest-bearing
deposits
(512) (352) (160) 3,630 3,270 360
Short-term borrowings (1) 42 (43) (69) (56) (13)
Total interest expense (513) (310) (203) 3,561 3,214 347
Net interest income $ 2,543 1,210 1,333 $ 459 (625) 1,084
(1) Yields on tax-exempt securities have been
computed on a tax-equivalent basis using an income
tax rate of 21%.
See "Table 1 - Explanation
of Non-GAAP Financial Measures."
(
2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5
- Net Charge-Offs (Recoveries) to Average
Loans
2025 2024
Net Net
Net (recovery) Net charge-off
(recoveries) Average charge-off charge-offs Average (recovery)
(Dollars in thousands) charge-off Loans ratio (recoveries) Loans ratio
Commercial and industrial
$ 112 58,986 0.19% $ (135) 71,279 (0.19) %
Construction and land development
—
82,964
—
—
70,342
—
Commercial real estate
296 293,149 0.10
—
297,140
—
Residential real estate
(77) 117,252 (0.07) 52 118,856 0.04
Consumer installment 67 9,011 0.74 69 10,381 0.66
Total
$ 398 561,362 0.07% $ (14) 567,998
—
%

Table 6
- Loan Maturities
December 31, 2025
1 year
1 to 5
5 to 15
After 15
(Dollars in thousands)
or less years years years Total
Commercial and industrial $ 17,529 15,596 23,764 1,511 58,400
Construction and land development 36,103 18,842 1,491
—
56,436
Commercial real estate 56,098 154,297 110,603 4,523 325,521
Residential real estate 6,533 33,027 26,682 50,312 116,554
Consumer installment 2,084 5,264 1,073
—
8,421
Total loans $ 118,347 227,026 163,613 56,346 565,332

Table 7
- Sensitivities to Changes in Interest Rates on Loans Maturing in More
Than One Year
December 31, 2025
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 330 40,541 40,871
Construction and land development 13,627 6,706 20,333
Commercial real estate 18,289 251,134 269,423
Residential real estate 50,365 59,656 110,021
Consumer installment 189 6,148 6,337
Total loans $ 82,800 364,185 446,985

Table 8
- Allocation of Allowance for Credit Losses
2025 2024
(Dollars in thousands) Amount %* Amount %*
Commercial and industrial $ 1,129 10.3 $ 1,244 11.2
Construction and land development 1,304 10.0 1,059 14.6
Commercial real estate 3,777 57.6 3,842 51.3
Residential real estate 837 20.6 588 21.0
Consumer installment 129 1.5 138 1.7
Total allowance for
credit losses
$ 7,176 $ 6,871
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
DATA
Index
Page
Report of Independent Registered Public Accounting Firm
(PCAOB ID:
149
)
66
Consolidated Balance Sheets
68
Consolidated Statements of Earnings
69
Consolidated Statements of Comprehensive Income
70
Consolidated Statements of Stockholders’ Equity
71
Consolidated Statements of Cash Flows
72
Notes to Consolidated Financial Statements
73

Report of Independent Registered Public Accounting Firm
To the Stockholders
and Board of Directors of
Auburn National Bancorporation, Inc. and Subsidiaries
Opinion on the Financial Statements
We
have audited
the accompanying
consolidated balance
sheets of
Auburn National
Bancorporation, Inc.
and Subsidiaries
(the
“Company”)
as
of
December
31,
2025
and
2024,
the
related
consolidated
statements
of
earnings,
comprehensive
income,
stockholders'
equity
and
cash
flows
for
the
years then
ended,
and
the
related
notes
to
the
consolidated
financial
statements (collectively,
the “financial
statements”).
In our
opinion,
the financial
statements present
fairly,
in all
material
respects, the financial
position of the
Company as of
December 31, 2025
and 2024, and
the results of
its operations
and its
cash
flows
for
each
of
the
two
years
in
the
period
ended
December
31,
2025,
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

Allowance for Credit Losses
As described in Note 4 to the Company’s
consolidated financial statements, the Company has a gross
loan portfolio of $565
million and
related allowance
for credit
losses of
$7.2 million
as of
December 31,
2025. As
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
M arch 17, 2026

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31
(Dollars in thousands, except share data) 2025 2024
Assets:
Cash and due from banks $
22,335
$
15,142
Federal funds sold
21,322
37,200
Interest-bearing bank deposits
104,175
41,012
Cash and cash equivalents
147,832
93,354
Securities available-for-sale
233,259
243,012
Loans held for sale
172
—
Loans, net of unearned income
565,354
564,017
Allowance for credit losses
(7,176)
(6,871)
Loans, net
558,178
557,146
Premises and equipment, net
45,600
45,931
Bank-owned life insurance
17,927
17,513
Other assets
15,829
20,368
Total assets $
1,018,797
$
977,324
Liabilities:
Deposits:
Noninterest-bearing
$
268,026
$
260,874
Interest-bearing
654,900
634,950
Total deposits
922,926
895,824
Accrued expenses and other liabilities
3,818
3,208
Total liabilities
926,744
899,032
Stockholders' equity:
Preferred stock of $
0.01
par value; authorized
200,000
shares;
issued shares - none
—
—
Common stock of $
0.01
par value; authorized
8,500,000
shares;
issued
3,957,135
shares
39
39
Additional paid-in capital
3,864
3,802
Retained earnings
119,241
115,759
Accumulated other comprehensive loss, net
(19,390)
(29,607)
Less treasury stock, at cost -
463,436
shares at both
December 31, 2025 and 2024
(11,701)
(11,701)
Total stockholders’
equity
92,053
78,292
Total liabilities and stockholders’
equity
$
1,018,797
$
977,324
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Year ended December 31
(Dollars in thousands, except share and per share data) 2025 2024
Interest income:
Loans, including fees $
30,840
$
29,735
Securities:
Taxable
4,949
5,430
Tax-exempt
273
294
Federal funds sold and interest-bearing bank deposits
4,706
3,273
Total interest income
40,768
38,732
Interest expense:
Deposits
11,092
11,604
Short-term borrowings
2
3
Total interest expense
11,094
11,607
Net interest income
29,674
27,125
Provision for credit losses
631
36
Net interest income after provision for credit
losses
29,043
27,089
Noninterest income:
Service charges on deposit accounts
619
614
Mortgage lending
474
608
Bank-owned life insurance
414
403
Other
1,612
1,849
Total noninterest income
3,119
3,474
Noninterest expense:
Salaries and benefits
13,154
12,534
Net occupancy and equipment
2,353
2,508
Professional fees
1,276
1,188
FDIC and other regulatory assessments
569
564
Other
5,599
5,372
Total noninterest expense
22,951
22,166
Earnings before income taxes
9,211
8,397
Income tax expense
1,956
2,000
Net earnings $
7,255
$
6,397
Net earnings per share:
Basic and diluted $
2.08
$
1.83
Weighted average shares
outstanding:
Basic
3,493,699
3,493,690
Diluted
3,495,036
3,493,690
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Year ended December 31
(Dollars in thousands) 2025 2024
Net earnings $
7,255
$
6,397
Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities, net of
tax expense of $
3,427
and tax benefit of $
195
for the years
ended December 31, 2025 and 2024, respectively
10,217
(578)
Other comprehensive income (loss)
10,217
(578)
Comprehensive income $
17,472
$
5,819
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
7,255
—
—
7,255
Other comprehensive income —
—
—
—
10,217
—
10,217
Cash dividends paid ($
1.08
per share)
—
—
—
(3,773)
—
—
(3,773)
Stock-based compensation —
—
62
—
—
—
62
Balance, December 31, 2025
3,493,699
$
39
$
3,864
$
119,241
$
(19,390)
$
(11,701)
$
92,053
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year ended December 31
(In thousands) 2025 2024
Cash flows from operating activities:
Net earnings $
7,255
$
6,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
631
36
Depreciation and amortization
2,113
1,933
Premium amortization and discount accretion, net
1,377
1,505
Deferred tax (benefit) expense
(129)
438
Net gain on sale of loans held for sale
(154)
(261)
Loans originated for sale
(7,074)
(10,439)
Proceeds from sale of loans
7,005
10,622
Increase in cash surrender value of bank owned life insurance
(414)
(403)
Stock-based compensation
62
—
Net decrease (increase) in other assets
995
(1,168)
Net increase in accrued expenses and other liabilities
682
2,149
Net cash provided by operating activities $
12,349
$
10,809
Cash flows from investing activities:
Proceeds from maturities, paydowns and calls of securities available-for
-sale
22,020
25,620
Increase in loans, net
(1,735)
(6,709)
Net purchases of premises and equipment
(1,485)
(2,089)
Decrease in FHLB stock
—
32
Net cash provided by investing activities $
18,800
$
16,854
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits
7,152
(9,849)
Net increase in interest-bearing deposits
19,950
9,430
Net decrease in federal funds purchased and securities sold
under agreements to repurchase
—
(1,486)
Dividends paid
(3,773)
(3,773)
Net cash provided by (used in) financing activities $
23,329
$
(5,678)
Net change in cash and cash equivalents $
54,478
$
21,985
Cash and cash equivalents at beginning of period 93,354
71,369
Cash and cash equivalents at end of period $
147,832
$
93,354
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
11,155
$
11,520
Income taxes
676
1,244
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
Revenue Recognition
The Company’s sources of
income that fall within the scope of Accounting Standards Codification (“ASC”) 606,
Revenue
from Contracts with Customers,
include service charges on deposits, interchange fees and
gains, and losses on sales of
other real estate, all of which are presented as components of noninterest income.
The following is a summary of the
revenue streams that fall within the scope of ASC 606:
Service charges on deposits and ATM
and interchange fees – Fees from these services are either transaction-based, for which the performance obligations are satisfied when the individual transaction is processed, or set periodic service
charges, for which the performance obligations are satisfied over the period the service is provided. Transaction-based
fees
are recognized at the time the transaction is processed, and periodic service charges are recognized over the service period.
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
Subsequent Events
The Company has evaluated the effects of events or transactions through the date of this filing that have occurred
subsequent to December 31, 2025. The Company does not believe there are any material subsequent events that would
require further recognition or disclosure.

Accounting Standards Adopted in 2025
Accounting Standards Update (“ASU”) 2023-09,
Income Taxes
(Topic
740): Improvements to Income Tax
Disclosures.
The
amendments in this Update enhance the transparency and decision usefulness of income tax disclosures.
For public
business entities, the new standard was effective for annual periods beginning after December 15, 2024.
The Company has
adopted ASU 2023-09.
Issued not yet effective accounting standards
The following ASUs have been issued by the Financial Accounting Standards
Board (“FASB”) but are
not yet effective.
ASU 2025-01,
Income Statement Reporting Comprehensive Income
- Expense Disaggregation Disclosures
(Subtopic 220-
40): Clarifying the Effective Date,
clarifies the effective date of ASU 2024-03,
Income Statement Reporting Comprehensive
Income - Expense Disaggregation Disclosures
(Subtopic 220-40): Disaggregation of
Income Statement Expenses
to
stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December
15, 2026 and interim reporting periods beginning after December 15,
2027, with early adoption permitted. ASU 2025-01
will be effective for the Company beginning January 1, 2027
for the Company’s annual consolidated
financial statements
on Form 10-K and January 1, 2028 for the Company’s
quarterly consolidated financial statements on Form 10-Q
and is not
expected to have a significant impact on the Company’s
consolidated financial statements.
ASU 2025-06,
Intangibles - Goodwill and Other - Internal-Use Software
(Subtopic 350-40),
removes all references to
prescriptive and sequential software development stages and clarifies that the threshold for when an entity is required to
start capitalizing software costs is when (1) management has authorized and committed to funding the software project and
(2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU
2025-06 will be effective for the Company beginning
January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company’s
consolidated financial statements.
ASC 2025-11,
Interim Reporting (Topic
270): Narrow-Scope Improvements,
is intended to provide clarity about the current
interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and
establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period
that have a material impact on the entity.
ASC 2025-11 will be effective
for the Company beginning January 1, 2028, with
early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial
statements.
Cash Equivalents
Cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, including interest
bearing deposits with other banks, and federal funds sold.
Securities
Securities are classified based on management’s
intention at the date of purchase. At December 31, 2025, all of the
Company’s securities were classified
as available-for-sale. Securities available-for-sale are used as part of the Company’s interest rate risk and liquidity management strategy,
and they may be sold in response to changes in interest rates, changes in prepayment risks or other factors. All securities classified as available-for-sale are recorded at fair value with any
unrealized gains and losses reported in accumulated other comprehensive income
(loss), net of the deferred income tax
effects. Interest and dividends on securities, including
the amortization of premiums and accretion of discounts are
recognized in interest income using the effective interest method.
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
The Company has elected to exclude accrued interest receivable on investment securities from the estimate of credit losses.
Accrued interest receivable is written off through interest income when deemed uncollectible.
Accrued interest receivable totaled $0.8 million and $0.9 million at December
31, 2025 and
2024, respectively.
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
The Company has elected to exclude accrued interest receivable on loans from the estimate of credit losses.
Accrued interest receivable is written off through interest
income when deemed uncollectible.
Accrued
interest receivable totaled $2.0 million at both December 31, 2025 and 2024.

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
See Note 4, Loans and Allowance for Credit Losses, for additional information about our loan
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
Expected credit losses are estimated over the contractual term of the loan, adjusted for expected prepayments and principal
payments (“curtailments”) when appropriate. Management's determination of the contract term excludes expected
extensions, renewals, and modifications, unless the extension or renewal option is included in the contract at the reporting
date and is not unconditionally cancellable by the Company.
To the extent the lives of the loans
in the portfolio extend
beyond the period for which a reasonable and supportable forecast can be made (which is 4 quarters for the Company), the
Company reverts, on a straight-line basis back to the historical rates over an 8-quarter reversion period.
During the first quarter of 2025, as part of the Company’s
ongoing model monitoring procedures, the annual loss driver
analysis and prepayment, curtailment and funding studies were performed.
The analysis and studies resulted in changes for
all DCF models, which were incorporated in the calculation.
The Company performs a refresh of the inputs in the
calculation on an annual basis.
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
For loans evaluated on an individual basis that are not collateral dependent, the allowance is measured
using the present value of expected future cash flows, discounted at the loan’s effective interest rate.
Expected cash flows
are developed using probability of default
and loss given default assumptions specific to the borrower.

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
The Company records an allowance for credit losses on off
-balance sheet credit exposures, unless the commitments to
extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s
consolidated
statements of earnings. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment
at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans,
taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for
unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.
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
These nonmarketable equity securities are accounted for
at cost which equals par or redemption value. These securities do not have a readily determinable fair value as their
ownership is restricted and there is no market for these securities. These securities can only be redeemed or sold at their par
value by the respective issuer bank or, in
the case of FHLB – Atlanta stock upon FHLB – Atlanta approved sale to another member of FHLB – Atlanta and law applicable to the member.
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
cost or fair value.
See Note 14 “Fair Value”
Derivatives as Part of Designated Accounting Hedges
The Company applies hedge accounting to certain derivative instruments used for risk management purposes, primarily
interest rate risk. To
qualify for hedge accounting, a derivative instrument must be highly effective at reducing the risk
associated with the hedged exposure, and the hedging relationship must be formally documented at its inception. The
Company uses regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for
other methods of assessing effectiveness (e.g., shortcut or
critical terms match), both at inception and throughout the life of the hedge transaction.
The Company has a derivative instrument designated as part of a fair value accounting hedge. This derivative consists of a
pay-fixed, receive-floating interest rate swap, and was entered into to hedge changes in the fair value of a fixed-rate loan for
interest rate risk resulting from changes in a benchmark interest rate. In a qualifying fair value hedge, the Company records
periodic changes in the fair value of the derivative instrument in current period earnings. Simultaneously,
periodic changes
in the fair value of the hedged risk are also recorded in current period earnings. Together,
these periodic changes in the fair
value of the derivative instrument and the fair value of the hedged risk are included in the same line item of the
consolidated statements of earning associated with the hedged item, and offset each other. Interest accruals
on both the
derivative instrument and the hedged item are also recorded in the same line item, which effectively converts the designated
fixed-rate asset to a floating-rate asset. The Company structures interest rate swaps associated with fair value hedges to
match the critical terms of the hedged items, thereby maximizing the economic and accounting effectiveness of the hedging
relationships, resulting in the expectation that the hedging relationship will be highly effective. If a fair value hedging
relationship ceases to qualify for hedge accounting, hedge accounting is discontinued
and future changes in the fair value of
the derivative instrument are recognized in current period earnings, until the derivative is settled with the counterparty.
In
addition, all remaining basis adjustments resulting from periodic changes in the fair value of the hedged risk, previously
recorded as a component of the carrying amount of the hedged item, are amortized or accreted into interest income using
the interest method over the remaining life of the hedged item.
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
Diluted net earnings per share reflects the potential dilution that could occur upon exercise of securities or other
rights for, or convertible into, shares of the
Company’s common stock.
During 2025, the Company granted 3,030 restricted
stock units (“RSUs”), which represent potential common shares.
These RSUs are included in the computation of diluted
net earnings per share using the treasury stock method.
No such securities were outstanding during the year ended
December 31, 2024.
The basic and diluted net earnings per share computations for the respective years are presented below.
Year ended December 31
(Dollars in thousands, except share and per share data) 2025 2024
Basic:
Net earnings $ 7,255 $ 6,397
Weighted average
common shares outstanding
3,493,699
3,493,690
Basic net earnings per share $ 2.08 $ 1.83
Diluted:
Net earnings $
7,255
$
6,397
Weighted average
common shares outstanding
3,493,699
3,493,690
Dilutive effect of restricted stock units
1,337
—
Weighted average
common shares outstanding, diluted
3,495,036
3,493,690
Diluted net earnings per share $
2.08
$
1.83

NOTE 3: SECURITIES
At December 31, 2025 and 2024, respectively,
all securities within the scope of ASC 320,
Investments – Debt and Equity
Securities
were classified as available-for-sale.
The fair value and amortized cost for securities available-for-sale by contractual maturity at December 31, 2025 and 2024, respectively, are presented below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized
Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
December 31, 2025
Agency obligations (a)
$
—
35,580
18,204
—
53,784
—
4,727
$
58,511
Agency MBS (a)
—
20,112
16,171
125,644
161,927
—
19,063
180,990
State and political subdivisions
—
1,590
9,160
6,798
17,548
1
2,103
19,650
Total available-for-sale
$
—
57,282
43,535
132,442
233,259
1
25,893
$
259,151
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
Securities with aggregate fair values of $
209.4
million and $
222.3
million at December 31, 2025 and 2024, respectively,
were pledged to secure public deposits, securities sold under agreements to repurchase, FHLB advances, and for other
purposes required or permitted by law.
Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.
The
carrying amounts of nonmarketable equity investments were $
1.4
million at both December 31, 2025 and 2024,
respectively.
Nonmarketable equity investments include FHLB-Atlanta stock, Federal
Reserve Bank stock, and stock in a
privately held financial institution.
Fair Value
and Gross Unrealized Losses
The fair values and gross unrealized losses on securities at December
31, 2025 and 2024, respectively,
segregated by those
securities that have been in an unrealized loss position for less than 12 months and
12 months or more are presented below.
Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
December 31, 2025:
Agency obligations
$ — —
53,784
4,727
53,784
$
4,727
Agency MBS
—
—
161,840
19,063
161,840
19,063
State and political subdivisions
—
—
14,827
2,103
14,827
2,103
Total
$
—
—
230,451
25,893
230,451
$
25,893
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
not credit quality.
For the
securities
in
the
previous
table,
as
of
December
31,
2025,
management
does
not intend
to
sell
and
it
is
likely
that
management will not be required to sell the securities prior to their anticipated recovery.
Agency Obligations
Investments
in
agency
obligations
are
guaranteed
of
full
and
timely
payments
by
the
issuing
agency.
Based
on
management's
analysis
and
judgement,
there
were
no
credit
losses attributable
to
the
Company’s
investments
in
agency obligations at December 31, 2025.
Agency MBS
Investments in
agency MBS
are issued
by Ginnie
Mae, Fannie
Mae, and
Freddie Mac.
Each of
these agencies
provide a
guarantee of full and
timely payments of principal
and interest by the issuing
agency.
Based on management's analysis
and
judgement, there were no credit losses attributable to the Company’s investments in agency MBS at December 31, 2025.
State and Political Subdivisions
Investments
in
state
and
political
subdivisions
are
securities
issued
by
various municipalities
in
the
United
States.
The
majority
of
the
portfolio was
rated
AA
or
higher,
with
no
securities
rated
below
investment
grade
at
December
31,
2025.
Based
on
management's
analysis
and
judgement,
there
were
no
credit
losses
attributable
to
the
Company’s
investments in state and political subdivisions at December 31, 2025.
Realized Gains and Losses
The Company had no realized gains or losses on sale of securities during the years ended December 31, 2025 and 2024,
respectively.
NOTE 4: LOANS AND ALLOWANCE
FOR CREDIT LOSSES
December 31
(In thousands) 2025 2024
Commercial and industrial $
58,400
$
63,274
Construction and land development
56,436
82,493
Commercial real estate:
Owner occupied
59,568
55,346
Hotel/motel
47,870
35,210
Multifamily
51,516
43,556
Other
166,567
155,880
Total commercial
real estate
325,521
289,992
Residential real estate:
Consumer mortgage
59,781
60,399
Investment property
56,773
58,228
Total residential real
estate
116,554
118,627
Consumer installment
8,421
9,631
Total loans, net of unearned
income before basis adjustment
565,332
564,017
Basis adjustment associated with fair value hedge (1)
22
—
Total loans, net of unearned
income
565,354
564,017
(1) Represent the basis adjustment associated with application of hedge accounting on certain loans. The basis adjustment
will be allocated to the amortized cost of associated loans within the portfolio if the hedge accounting is discontinued.
Refer to
Note 12 Derivative Instruments
for additional information.

Loans secured by real estate were approximately
88.2
% of the total loan portfolio at December 31, 2025.
At December 31,
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
Generally, the primary source
of repayment is
dependent upon the sale or refinancing of the real estate collateral.
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
Multifamily
– primarily includes loans to finance income-producing multifamily properties. Loans in this class include
loans for 5 or more unit residential property and apartments leased to residents. Generally, the primary source of
repayment is dependent upon income generated from the real estate collateral. The underwriting of these loans takes
into consideration the occupancy and rental rates, as well as the financial health of the borrower.
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
The following is a summary of current, accruing past due and nonaccrual loans by portfolio class as of December 31, 2025
and 2024.
Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total
(In thousands) Current Past Due 90 days Loans Accrual Loans
December 31, 2025:
Commercial and industrial $
58,394
6
—
58,400
— $
58,400
Construction and land development
56,395
41
—
56,436
—
56,436
Commercial real estate:
Owner occupied
59,085
105
—
59,190
378
59,568
Hotel/motel
47,870
—
—
47,870
—
47,870
Multifamily
51,516
—
—
51,516
—
51,516
Other
166,567
—
—
166,567
—
166,567
Total commercial
real estate
325,038
105
—
325,143
378
325,521
Residential real estate:
Consumer mortgage
58,993
720
—
59,713
68
59,781
Investment property
56,737
—
—
56,737
36
56,773
Total residential real
estate
115,730
720
—
116,450
104
116,554
Consumer installment
8,348
73
—
8,421
—
8,421
Total $
563,905
945
—
564,850
482
$
565,332
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
The following tables present credit quality indicators for the loan portfolio segments and classes by year of origination as of
December 31, 2025 and 2024.

(Dollars in thousands) 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total
Loans
December 31, 2025:
Commercial and industrial
Pass $
9,403
5,035
5,126
7,055
10,379
17,219
3,950
$
58,167
Special mention
74
4
7
—
—
—
—
85
Substandard
—
—
7
139
2
—
—
148
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
9,477
5,039
5,140
7,194
10,381
17,219
3,950
58,400
Current period gross charge-offs
40
—
99
3
—
—
—
142
Construction and land development
Pass
31,315
14,175
7,321
2,080
69
711
765
$
56,436
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
31,315
14,175
7,321
2,080
69
711
765
56,436
Current period gross charge-offs
—
—
—
—
—
—
—
—
Commercial real estate:
Owner occupied
Pass
9,755
1,312
11,889
6,235
13,830
11,618
2,682
$
57,321
Special mention
620
—
—
—
—
—
750
1,370
Substandard
—
499
—
—
—
—
—
499
Nonaccrual
—
—
—
—
—
378
—
378
Total owner occupied
10,375
1,811
11,889
6,235
13,830
11,996
3,432
59,568
Current period gross charge-offs
—
—
—
—
—
296
—
296
Hotel/motel
Pass
5,012
14,161
6,143
8,976
2,948
10,630
—
$
47,870
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
5,012
14,161
6,143
8,976
2,948
10,630
—
47,870
Current period gross charge-offs
—
—
—
—
—
—
—
—

(Dollars in thousands) 2025 2024 2023 2022 2021
Prior to
2021
Revolving
Loans
Total
Loans
December 31, 2025:
Multi-family
Pass
1,254
3,615
12,550
20,560
1,726
8,652
142
48,499
Special mention
—
—
—
—
—
—
—
—
Substandard
—
—
—
—
—
3,017
—
3,017
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
1,254
3,615
12,550
20,560
1,726
11,669
142
51,516
Current period gross charge-offs
—
—
—
—
—
—
—
—
Other
Pass
25,027
41,004
12,501
28,033
17,244
24,310
17,589
165,708
Special mention
—
364
—
—
495
—
—
859
Substandard
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total other
25,027
41,368
12,501
28,033
17,739
24,310
17,589
166,567
Current period gross charge-offs
—
—
—
—
—
—
—
—
Residential real estate:
Consumer mortgage
Pass
6,413
4,344
16,249
16,527
2,263
10,977
1,692
58,465
Special mention
—
—
—
—
—
184
65
249
Substandard
—
—
—
—
—
754
245
999
Nonaccrual
—
—
68
—
—
—
—
68
Total consumer mortgage
6,413
4,344
16,317
16,527
2,263
11,915
2,002
59,781
Current period gross charge-offs
—
—
4
—
—
1
—
5
Investment property
Pass
9,332
8,045
10,016
9,849
6,790
10,375
1,999
56,406
Special mention
—
—
—
—
—
—
—
—
Substandard
236
—
—
91
4
—
—
331
Nonaccrual
—
—
36
—
—
—
—
36
Total investment property
9,568
8,045
10,052
9,940
6,794
10,375
1,999
56,773
Current period gross charge-offs
—
—
2
—
—
—
—
2
Consumer installment
Pass
4,121
1,981
972
780
137
81
304
8,376
Special mention
—
7
2
—
—
—
—
9
Substandard
8
7
21
—
—
—
—
36
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
4,129
1,995
995
780
137
81
304
8,421
Current period gross charge-offs
42
45
9
—
—
—
—
96
Total loans
Pass
101,632
93,672
82,767
100,095
55,386
94,573
29,123
557,248
Special mention
694
375
9
—
495
184
815
2,572
Substandard
244
506
28
230
6
3,771
245
5,030
Nonaccrual
—
—
104
—
—
378
—
482
Total loans $
102,570
94,553
82,908
100,325
55,887
98,906
30,183
$ 565,332
Total current period gross charge-offs $
82
45
114
4
—
296
—
541

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
82,763
22,993
564,017
Total current period gross charge-offs $
25
42
51
1
—
65
—
184

Allowance for Credit Losses
The allowance for credit losses is estimated under the Current Expected
Credit Losses (“CECL”) methodology set forth in
FASB ASC 326,
Financial Instruments – Credit Losses.
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
Year ended December 31,
(Dollars in thousands) 2025 2024
Provision for credit losses:
Loans $ 703 $ (6)
Reserve for unfunded commitments
(72)
42
Total provision for credit
losses
$
631
$
36
The following table details the changes in the allowance for credit losses by portfolio segment for the years ended
December 31, 2025 and 2024.
(in thousands)
Commercial
and industrial
Construction
and land
Development
Commercial
Real Estate
Residential
Real Estate
Consumer
Installment Total
Balance, December 31, 2023 $
1,288
960
3,921
546
148
$
6,863
Charge-offs
(9)
—
—
(61)
(114)
(184)
Recoveries
144
—
—
9
45
198
Net recoveries (charge-offs)
135
—
—
(52)
(69)
14
Provision for credit losses
(179)
99
(79)
94
59
(6)
Balance, December 31, 2024 $
1,244
1,059
3,842
588
138
$
6,871
Charge-offs
(142)
—
(296)
(7)
(96)
(541)
Recoveries
30
—
—
84
29
143
Net (charge-offs) recoveries
(112)
—
(296)
77
(67)
(398)
Provision for credit losses
(3)
245
231
172
58
703
Balance, December 31, 2025 $
1,129
1,304
3,777
837
129
$
7,176

The Company did not recognize any interest income on nonaccrual loans during
2025 and 2024.
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
The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to
determine expected credit losses for the years ended December 31, 2025 and 2024:
(Dollars in thousands) Real Estate Business Assets Total Loans
December 31, 2025:
Commercial real estate $
378
— $
378
Total
$
378
— $
378
December 31, 2024:
Commercial and industrial $ —
99
$
99
Construction and land development
404
—
404
Total
$
404
99 $
503
At December 31, 2025, the Company had one additional individually evaluated commercial real estate loan in the amount
of $
3.0
million that was not considered collateral dependent and was accruing in accordance with its contractual terms.
This loan had a calculated allowance of $
0.5
million at December 31, 2025.
The allowance for this loan was measured
using the present value of expected future cash flows, discounted at the loan’s effective interest rate.
Expected cash flows
were developed using probability of default and loss given default assumptions specific to the borrower.
The gross interest income which would have been recorded under the original terms of those nonaccrual loans had they
been accruing interest, amounted to approximately $
15
thousand and $
14
thousand for the years ended December 31, 2025
and 2024, respectively.
The following table summarizes the Company’s
nonaccrual loans by major categories as of December 31, 2025 and 2024.
Nonaccrual loans Nonaccrual loans Total
(Dollars in thousands) with no Allowance with an Allowance Nonaccrual Loans
December 31, 2025
Commercial real estate
378
—
378
Residential real estate —
104
104
Total
$ 378 104 $ 482
December 31, 2024
Commercial and industrial —
99
99
Construction and land development
404
—
404
Total
$ 404 99 $ 503
The Company had no modifications to loans made to borrowers experiencing financial difficulty at December 31, 2025 and
2024.

NOTE 5: PREMISES AND EQUIPMENT
Premises and equipment at December 31, 2025 and 2024 is presented below.
December 31
(Dollars in thousands) 2025 2024
Land and improvements $
12,800
12,800
Buildings and improvements
38,035
36,978
Furniture, fixtures, and equipment
4,613
4,335
Construction in progress
184
38
Total premises and
equipment
55,632
54,151
Less:
accumulated depreciation
(10,032)
(8,220)
Premises and equipment, net $
45,600
45,931
Depreciation expense was approximately $
1.8
million and $
1.7
million for the years ended December 31, 2025 and 2024,
respectively, and is a component
of net occupancy and equipment expense in the consolidated statements of earnings.
NOTE 6: LEASES
The Company leases excess retail and office space
in its headquarters building to third-party tenants under noncancelable operating lease agreements. These leases generally include fixed rental payments with scheduled escalation provisions over
the respective lease terms.
The Company accounts for these arrangements as operating leases in accordance with Accounting Standards Codification
(“ASC”) Topic 842, Leases
. Lease income is recognized on a straight-line basis over the terms of the leases when
collectability is probable. Differences between contractual
rental payments and lease income recognized are recorded as
deferred rent within other assets or other liabilities in the consolidated balance sheets.
Tenant leases also require
reimbursement of the tenants’ allocated portion of operating expenses associated with the building, including utilities, maintenance, property taxes, insurance and other common area costs. These reimbursements
represent variable lease payments and are recognized as income when received
.
Certain tenant leases include the right to use parking spaces within the Company’s parking deck located on the same
property as the headquarters building. These parking arrangements are considered part of the overall lease arrangement and
are included in the lease consideration.
Lease income is recorded as a reduction of net occupancy and equipment expense in the consolidated statements of
earnings. For the years ended December 31, 2025 and 2024, total lease income was $
1.4
million and $
1.0
million,
respectively.
Future minimum lease payments to be received under noncancelable operating leases as of December 31, 2025 were as
follows:
(Dollars in thousands)
Minimum lease
payments to be
rceived
2026 $
931
2027
953
2028
975
2029
976
2030
934
Thereafter
1,937
Total minimum
lease payments to be received
$
6,706

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
December 31, 2025 and 2024.
Year ended December 31
(Dollars in thousands) 2025 2024
Beginning balance
$
892
992
Additions, net
51
79
Amortization expense
(172)
(179)
Ending balance
$
771
892
Valuation
allowance included in MSRs, net:
Beginning of period
$
—
—
End of period
—
—
Fair value of amortized MSRs:
Beginning of period
$
2,204
2,382
End of period
2,034
2,204
Data and assumptions used in the fair value calculation related to MSRs at December
31, 2025 and 2024, respectively,
are
presented below.
December 31
(Dollars in thousands) 2025 2024
Unpaid principal balance
$
190,713
205,915
Weighted average
prepayment speed (CPR)
8.2
%
7.3
Discount rate (annual percentage)
9.5
%
10.0
Weighted average
coupon interest rate
3.7
%
3.6
Weighted average
remaining maturity (months)
237
242
Weighted average
servicing fee (basis points)
25.0
25.0

At December 31, 2025, the weighted average amortization period for MSRs was
6.8
years.
Estimated amortization expense
for each of the next five years is presented below.
(Dollars in thousands) December 31, 2025
2026 $
106
2027
92
2028
80
2029
70
2030
61
NOTE 8:
DEPOSITS
At December 31, 2025, the scheduled maturities of certificates of deposit and other time deposits are presented below.
(Dollars in thousands) December 31, 2025
2026 $
164,263
2027
7,493
2028
2,233
2029
672
2030
2,140
Thereafter
—
Total certificates of
deposit and other time deposits
$
176,801
Additionally, at December
31, 2025 and 2024, approximately $
79.3
million and $
87.7
million, respectively, of certificates
of deposit and other time deposits were issued in denominations greater than $250 thousand.
At December 31, 2025 and 2024, the amount of deposit accounts in overdraft status that were reclassified to loans on the
accompanying consolidated balance sheets was not material.
NOTE 9:
INCOME TAXES
For the years ended December 31, 2025 and 2024 the components of income tax expense from continuing operations are
presented below.
Year ended December 31
(Dollars in thousands) 2025 2024
Current income tax expense
Federal $
1,676
991
State
409
571
Total current
income tax expense
2,085
1,562
Deferred income tax (benefit) expense:
Federal
(102)
473
State
(27)
(35)
Total deferred income
tax (benefit) expense
(129)
438
Total income
tax expense
$
1,956
2,000
Cash paid for income taxes, net of refunds, consists of the following:
Year ended December 31
(Dollars in thousands) 2025 2024
Federal $
346
725
State - Alabama
330
519
Total
676
1,244

Total income
tax expense differs from the amounts computed by applying the statutory federal income tax rate of 21% to
earnings before income taxes.
A reconciliation of the differences for the years ended
December 31, 2025 and 2024, is
presented below.
2025 2024
Percent of Percent of
pre-tax pre-tax
(Dollars in thousands) Amount earnings Amount earnings
Earnings before income taxes $
9,211
8,397
Income taxes at U.S. federal statutory rate
1,935
21.0
%
1,763
21.0
%
State income taxes, net of federal tax effect (1)
299
3.2
388
4.6
Tax credits:
New Markets Tax Credit
(2)
(58)
(0.6)
(58)
(0.7)
Nontaxable or nondeductible items:
Tax-exempt interest
(203)
(2.2)
(290)
(3.5)
Bank-owned life insurance
(87)
(0.9)
(85)
(1.0)
Return-to-provision adjustment — —
263
3.1
Other
70
0.7
19
0.3
Total income
tax expense
$
1,956
21.2
%
2,000
23.8
%
(1) State taxes in Alabama made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Tax credit investments
includes tax credits and the amortization of and projected tax losses from tax credit investments.
At December 31, 2025 and 2024, the Company had a net deferred tax asset of $6.9 million and $10.2 million, respectively,
included in other assets on the consolidated balance sheet.
The tax effects of temporary differences that give rise to
significant portions of the deferred tax assets and deferred tax liabilities at December
31, 2025 and 2024 are presented
below.
December 31
(Dollars in thousands) 2025 2024
Deferred tax assets:
Allowance for credit losses $
1,802
1,726
Unrealized loss on securities
6,502
9,929
Accrued bonus
270
207
Right of use liability
39
58
Other
78
99
Total deferred tax
assets
8,691
12,019
Deferred tax liabilities:
Premises and equipment
1,180
1,212
Originated mortgage servicing rights
194
224
Right of use asset
39
58
Other
384
333
Total deferred tax
liabilities
1,797
1,827
Net deferred tax asset $
6,894
10,192

A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, it is more-likely-
than-not that some portion of the entire deferred tax asset will not be realized.
The ultimate realization of deferred tax
assets is dependent upon the generation of future taxable income during the periods in which those temporary differences
become deductible.
Management considers the scheduled reversal of deferred tax liabilities, projected future taxable
income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and
projection for future taxable income over the periods which the temporary differences resulting in the remaining deferred
tax assets are deductible, management believes it is more-likely-than-not that the Company will realize the benefits of these
deductible differences at December 31, 2025.
The amount of the deferred tax assets considered realizable, however, could
be reduced in the near term if estimates of future taxable income are reduced.
The change in the net deferred tax asset for the years ended December 31, 2025 and 2024, is presented
below.
Year ended December 31
(Dollars in thousands) 2025 2024
Net deferred tax asset (liability):
Balance, beginning of year $ 10,192
10,252
Cumulative effect of change in accounting standard
—
183
Deferred tax expense (benefit) related to continuing operations
129
(438)
Stockholders' equity,
for accumulated other comprehensive (income) loss
(3,427)
195
Balance, end of year
$
6,894
10,192
ASC 740, Income Taxes,
defines the threshold for recognizing the benefits of tax return positions in the financial statements
as “more-likely-than-not” to be sustained by the taxing authority.
This section also provides guidance on the de-
recognition, measurement, and classification of income tax uncertainties in interim periods.
As of December 31, 2025, the
Company had no unrecognized tax benefits related to federal or state income tax matters.
The Company does not anticipate
any material increase or decrease in unrecognized tax benefits during
2026 relative to any tax positions taken prior to
December 31, 2025.
As of December 31, 2025, the Company has accrued no interest and no penalties related to uncertain tax positions.
It is the Company’s policy to recognize
interest and penalties related to income tax matters in income tax expense.
The Company and its subsidiaries file consolidated U.S. federal and
State of Alabama income tax returns.
The Company is
currently open to audit under the statute of limitations by the Internal Revenue Service and the State of Alabama for the
years ended December 31, 2022 through 2025.
NOTE 10:
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
eligible
compensation, for a maximum matching contribution of 4% of the participants' eligible compensation. Company matching
contributions to the Plan were approximately $
0.3
million for the years ended December 31, 2025 and 2024, respectively, and are included in salaries and benefits expense.
NOTE 11:
STOCK-BASED COMPENSATI
ON
The Company maintains an equity incentive plan (the “Plan”) pursuant to which restricted stock units (“RSUs”) may be
granted to executive officers and key employees. Each
RSU represents the right to receive one share of the Company’s common stock upon vesting. RSUs do not represent an ownership interest in the Company’s common
stock and do not
provide voting rights prior to vesting. Awards
are evidenced by individual award agreements and are subject to the terms of the Plan.
On July 24, 2025, the Company granted
3,030
RSUs with a grant-date fair value of $
28.34
per unit, based on the closing
market price of the Company’s common
stock on Nasdaq on the date of grant, for aggregate grant-date fair value of $
86
thousand. The RSUs vest in full on March 10, 2026 (the “Vesting
Date”), subject to continued employment through the
V esting Date.

The award agreement provides for dividend equivalents. Dividend equivalents are additional RSUs credited upon the
payment of cash dividends on the Company’s
common stock. The number of RSUs issued as dividend equivalents is determined based on the number of RSUs held on the dividend payment date multiplied by the cash dividend per share,
divided by the closing price of the Company’s
common stock on the dividend payment date. RSUs issued as dividend equivalents vest on the same terms and conditions as the underlying RSUs.
The incremental compensation cost associated
with such dividend equivalents was not material to the Company’s consolidated financial statements.
The vesting of RSUs, including any dividend equivalents, may be accelerated upon certain events, including death or
disability (100% vesting), retirement (pro rata vesting), termination without cause (pro rata vesting), or a change in control
in which the awards are not assumed by the surviving entity.
Except as provided in the award agreement, unvested RSUs
are forfeited upon termination of employment. In the event of termination for cause, the Compensation Committee may
require the return of shares or other amounts received in respect of RSUs that vested during the period constituting cause.
RSUs are nontransferable and are subject to the Company’s
insider trading policy and other restrictive covenants contained in the applicable
award agreement.
Compensation cost for RSUs is recognized on a straight-line basis over the requisite service period. The Company accounts
for forfeitures as they occur. There
were no forfeitures related to these RSUs during the year ended December 31, 2025.
For the year ended December 31, 2025, the Company recognized $
62
thousand of stock-based compensation expense
related to these RSUs. Such expense is included in salaries and benefits expense in the Consolidated Statements of
Earnings, with a corresponding increase to additional paid-in capital.
As of December 31, 2025, unrecognized compensation cost related to these RSUs totaled $
24
thousand, which is expected
to be recognized through the vesting date of March 10, 2026.
NOTE 12: DERIVATIVE
INSTRUMENTS
From time to time, the Company may enter into interest rate swaps to facilitate customer transactions and manage the
Company’s exposure to interest rate risk associated
with changes in the Secured Overnight Financing Rate (“SOFR”).
The
Company does not enter into derivative instruments for speculative or trading purposes.
In December 2025, the Company entered into a pay-fixed, receive-variable interest rate swap with a notional amount of
approximately $10.0 million. The swap was designated as a fair value hedge of changes in the fair value of a specified loan
attributable to changes in the benchmark interest rate (SOFR).
Under the terms of the swap, the Company pays a fixed rate of interest and receives a variable rate based on SOFR. The
hedge was designated as a fair value hedge under ASC 815, Derivatives and Hedging , and qualified for the shortcut method. Accordingly,
the Company assumes no hedge ineffectiveness, and changes in the fair value of the derivative are
recognized in earnings in the same income statement line item as the changes in the fair value of the hedged loan
attributable to the hedged risk.
The following table presents the fair value of derivative instruments designated as hedging instruments as of December 31,
2025:
Balance Sheet Fair Value Fair Value
(Dollars in thousands) Location Asset Liability
December 31, 2025:
Interest rate swap (fair value hedge) Other Liabilities $ — $
22
Total interest rate swap
agreements
$ — $ 22
Accrued interest receivable related to the interest rate swap of $
0.1
million is included in Other Assets as of December 31,
2025.
The Company had no derivative instruments not designated as hedging instruments at December 31, 2025.

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Earnings for the
year ended December 31, 2025:
Amount of Gain
Amount of Gain (Loss) Recognized
Location of Gain (Loss) Recognized in Income on Hedged
(Loss) Recognized in Income on Hedged Item Attributable
(Dollars in thousands) in Income Item to Hedged Risk
Year
ended December 31, 2025:
Interest rate swap (fair value hedge) Interest Income (Loans) $
(22)
$
22
Total interest rate swap
agreements
$ (22) $ 22
The carrying amount of the loan designated as the hedged item in the fair value hedge is included in Loans, net of unearned
income on the Consolidated Balance Sheet and includes a cumulative basis adjustment for changes in fair value attributable
to the hedged risk.
As of December 31, 2025, the carrying amount of the hedged loan was $
10.0
million, which included a
cumulative fair value hedge basis adjustment of $22 thousand.
Because the hedge qualified for the shortcut method, the hedge relationship was assumed to be perfectly effective, and
therefore no hedge ineffectiveness was recognized
during the year ended December 31, 2025.
The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swap. The
Company manages this risk by transacting with a counterparty that meets established credit standards. The Company does
not anticipate nonperformance by the counterparty.
The derivative is subject to a master netting arrangement; however, the Company does not offset derivative assets and
liabilities on the Consolidated Balance Sheets.
NOTE 13:
COMMITMENTS AND CONTINGENT LIABILITIES
Credit-Related Financial Instruments
The Company is party to credit-related financial instruments with off
-balance sheet risk in the normal course of business to
meet the financing needs of its customers.
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
At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amount represents
credit risk.
December 31
(Dollars in thousands) 2025 2024
Commitments to extend credit $
48,061
$
84,667
Standby letters of credit
1,001
738

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
The allowance for credit losses
related to unfunded commitments was $
0.3
million at both December 31, 2025 and 2024, respectively,
and is included in
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
The Company has a recorded a liability for the estimated fair value of these standby letters of credit in the amount of $
12
thousand and $
13
thousand at December 31, 2025 and 2024, respectively.
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
The nature of the Company’s financial
assets and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the years ended
December 31, 2025 and 2024, there
were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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
with management.
Interest Rate Swaps
The fair values of the Company’s interest
rate swaps are estimated using a discounted cash flow model.
The model
considers the present value of expected future cash flows under the terms of the swap and incorporates observable market
data such as: relevant interest rate swap curves, benchmark yield curves
(e.g.: SOFR-based or other market-based curves),
and forward interest rate expectations over the contractual term of the instruments.
Because the significant inputs used in
valuing the interest rate swaps are observable in active markets, the Company classifies these instruments with Level 2 of
the fair value hierarchy.
The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of
December 31, 2025 and 2024, respectively,
by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).
Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2025:
Securities available-for-sale:
Agency obligations
$
53,784
—
53,784
—
Agency MBS
161,927
—
161,927
—
State and political subdivisions
17,548
—
17,548
—
Total securities available
-for-sale
233,259
—
233,259
—
Total
assets at fair value
$
233,259
—
233,259
—
Other liabilities - interest rate swaps
22
—
22
—
Total
liabilities at fair value
$
22
—
22
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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of
December 31, 2025 and 2024, respectively,
by caption, on the accompanying consolidated balance sheets and by ASC 820 valuation hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
December 31, 2025:
Loans, net (1) $
378
—
—
378
Other assets (2)
771
—
—
771
Total assets at fair value $
1,149
—
—
1,149
December 31, 2024:
Loans, net (1) $
503
—
—
503
Other assets (2)
892
—
—
892
Total assets at fair value $
1,395
—
—
1,395
(1)
Loans considered collateral dependent under ASC 326, Financial Instruments - Credit Losses.
(2)
Represents MSRs, net carried at lower of cost or estimated fair value.
Quantitative Disclosures for Level 3 Fair Value
Measurements
At December 31, 2025 and 2024, the Company had no Level 3 assets measured at fair value on a recurring basis.
For Level
3 assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024, the significant unobservable
inputs used in the fair value measurements are presented below.
Weighted
Carrying Significant Average
(Dollars in thousands) Amount Valuation Technique
Unobservable Input
Range of Input
December 31, 2025:
Collateral dependent loans $
378
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
771
Discounted cash flow Prepayment speed or CPR
6.8
-
8.4
%
8.2
%
Discount rate
9.5
-
11.5
%
9.5
%
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
Loans held for sale
Loans held for sale are recorded at the lower of cost or fair value.
Fair values are determined using quoted secondary
market prices for similar loans.
Time Deposits
Fair values for time deposits were estimated using discounted cash flows.
The discount rates were based on rates currently
offered for deposits with similar remaining maturities.
The carrying value, related estimated fair value, and placement in the fair value hierarchy of the Company’s financial
instruments at December 31, 2025 and 2024 are presented below.
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
Fair Value Hierarchy
Carrying
Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
December 31, 2025:
Financial Assets:
Loans, net (1) $
558,178
$
542,382
$
—
$
—
$
542,382
Loans held for sale
172
179
—
179
—
Financial Liabilities:
Time Deposits $
176,801
$
176,137
$
—
$
176,137
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
A summary of such outstanding loans is presented below:
(Dollars in thousands)
2025 2024
Beginning balance
$ 1,761
1,897
New loans/advances
—
442
Repayments
(149)
(578)
Changes in directors and executive officers
(303)
—
End balance
$
1,309
1,761
During 2025 and 2024, certain executive officers
,
directors and principal shareholders of the Company and the Bank, including companies and related parties with which they are affiliated, were deposit customers of the bank.
Total deposits
for these persons at December 31, 2025 and 2024 amounted to $
7.4
million and $
9.9
million, respectively.
NOTE 16: REGULATORY
RESTRICTIONS AND CAPITAL
RATIOS
The Federal Reserve’s Small Bank
Holding Company Policy Statement (the “Small BHC Policy”) covers qualifying bank
and thrift holding companies with up to $3 billion of consolidated assets.
The Federal Reserve treats the Company as a
small banking holding company under the Small BHC Policy.
As a result, the Company’s capital adequacy
is evaluated on
a bank only basis.
The Bank remains subject to regulatory capital requirements of the Alabama
Banking Department and the Federal Reserve.
Failure to meet minimum capital requirements can initiate certain mandatory
- and possibly additional discretionary -
actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.
Under
capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital
guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated
under regulatory accounting and capital rules practices. The capital amounts and classification are also subject to qualitative
judgments by the regulators about components, risk weightings, necessary capital to support risks and other factors.
Notwithstanding the minimum capital requirements, Federal Reserve Regulation
Q states that a Federal Reserve-regulated
institution must maintain capital commensurate with the level and nature of all risks to which such institution is exposed.
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
As of December 31, 2025, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To
be categorized as “well capitalized,” the Bank must maintain minimum common equity Tier 1, total risk-based, Tier
1 risk-
based, and Tier 1 leverage ratios as set forth in the
following table. Management has not received any notification from the
Bank's regulators that changes the Bank’s
regulatory capital status.

The actual capital amounts and ratios for the Bank and the aforementioned minimums as of December 31, 2025 and 2024
are presented below.
Minimum for capital
Minimum to be
Actual adequacy purposes well capitalized
(Dollars in thousands) Amount Ratio Amount Ratio Amount Ratio
At December 31, 2025:
Tier 1 Leverage Capital $
110,150
10.71
% $
41,145
4.00
% $
51,432
5.00
%
CET1 Risk-Based Capital
110,150
16.06
30,872
4.50
44,593
6.50
Tier 1 Risk-Based Capital
110,150
16.06
41,163
6.00
54,884
8.00
Total Risk-Based Capital
117,582
17.14
54,884
8.00
68,605
10.00
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
Capital adequacy and liquidity considerations could further limit the availability of dividends from the Bank. At December
31, 2025, the Bank could have declared additional dividends of approximately
$6.5 million without prior approval of
regulatory authorities.
As a result of this limitation, approximately $
84.3
million of the Company’s investment
in the Bank
was restricted from transfer in the form of dividends.
NOTE 17: AUBURN NATIONAL
BANCORPORATION
(PARENT COMPANY)
The Parent Company’s condensed
balance sheets and related condensed statements of earnings and cash flows are as
follows.
CONDENSED BALANCE SHEETS
December 31
(Dollars in thousands) 2025 2024
Assets:
Cash and due from banks
$
728
1,001
Investment in bank subsidiary
90,760
76,852
Other assets
602
532
Total assets
$
92,090
78,385
Liabilities:
Accrued expenses and other liabilities $
37
93
Total liabilities
37
93
Stockholders' equity
92,053
78,292
Total liabilities and stockholders'
equity
$
92,090
78,385

CONDENSED STATEMENTS
OF EARNINGS
Year ended December 31
(Dollars in thousands) 2025 2024
Income:
Dividends from bank subsidiary
$
3,773
3,773
Noninterest income
—
1
Total income
3,773
3,774
Expense:
Noninterest expense
265
258
Total expense
265
258
Earnings before income tax expense and equity
in undistributed earnings of bank subsidiary
3,508
3,516
Income tax benefit
(56)
(46)
Earnings before equity in undistributed earnings
of bank subsidiary
3,564
3,562
Equity in undistributed earnings of bank subsidiary
3,691
2,835
Net earnings $
7,255
6,397
CONDENSED STATEMENTS
OF CASH FLOWS
Year ended December 31
(Dollars in thousands) 2025 2024
Cash flows from operating activities:
Net earnings
$
7,255
6,397
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Net increase in other assets
(8)
(9)
Net decrease in other liabilities
(56)
(56)
Equity in undistributed earnings of bank subsidiary
(3,691)
(2,835)
Net cash provided by operating activities
3,500
3,497
Cash flows from financing activities:
Dividends paid
(3,773)
(3,773)
Net cash used in financing activities
(3,773)
(3,773)
Net change in cash and cash equivalents
(273)
(276)
Cash and cash equivalents at beginning of period 1,001
1,277
Cash and cash equivalents at end of period $
728
1,001
Supplemental Disclosure of Noncash Investing Activities
During the year ended December 31, 2025, the Parent Company
recorded $62 thousand of stock-based compensation
related to restricted stock units granted to employees of the Bank.
The transaction was recorded as an increase in additional
paid-in capital with a corresponding intercompany receivable and represents a noncash capital contribution to the Bank.

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
management has assessed the
effectiveness of the Company’s
internal control over financial reporting as of December 31, 2025 in accordance with the
criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal
Control – Integrated Framework (2013). Based on this assessment, management has concluded that such internal control
over financial reporting was effective as of December 31,
2025.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm
regarding internal control over financial reporting because the Company is a smaller reporting company.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there has not been any change in the Company’s internal controls over financial
reporting that has materially affected, or is reasonably likely to materially affect, the Company’s
internal controls over
financial reporting.

ITEM 9B.
OTHER INFORMATION
Trading Plans.
None.
Insider Trading Policy.
The Company maintains an Insider Trading
Policy that was reviewed, amended and approved most
recently on March 17, 2026.
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
The Board of Directors has adopted a Code of Conduct and Ethics applicable to the Company’s directors, officers
and
employees, including the Company’s
principal executive officer, principal
financial and principal accounting officer,
controller and other senior financial officers performing
similar functions. The Code of Conduct and Ethics, as well as the charters for the Audit Committee, Compensation Committee, and the Nominating
and Corporate Governance Committee
are updated from time to time, and can be found by hovering over the heading
“Our Story” on the Company’s website,
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
ITEM 14.
PRINCIPAL ACCOUNTING
FEES AND SERVICES
Information required by this item is set forth under the heading Proposal 4:
“Ratification of Independent Public
A
ccountants” in our Proxy Statement, and is incorporated herein by reference.

PART
IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES
(a)
List of all Financial Statements
The following consolidated financial statements and report of independent registered public accounting firm of the
Company are included in this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (Elliott Davis, LLC, Greenville,
South Carolina, PCAOB
Firm ID: 149)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Earnings for the years ended December 31,
2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended
December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December
31, 2025 and 2024
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
4.1.
Description of the Registrant’s Securities
10.1.
Auburn National Bancorporation, Inc. 2024 Equity and Incentive Compensation Plan incorporated by reference to Company’s Current Report on Form 8-K dated December 10, 2024 (File. No. 000-26486)
10.2.
Form of Notice of Discretionary Equity Award Agreement and related Terms and Conditions (together, the
“RSU Award Agreement”)
Incorporated by reference to the Company's Current Report on Form 8-K dated July
30, 2025 (File. No. 000-26486)
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
ITEM 16. FORM 10-K SUMMARY
N one.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused
this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Auburn, State of
Alabama, on March 17, 2026.
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
March 17, 2026
/S/ W. JAMES
WALKER,
IV
W. James Walker,
IV
SVP,
Chief Financial Officer
(Principal Financial and Accounting Officer)
March 17, 2026
/S/ ROBERT W.
DUMAS
Robert W.
Dumas
Chairman of the Board March 17, 2026
/S/ C. WAYNE
ALDERMAN
C. Wayne Alderman
Director March 17, 2026
/S/ TERRY W.
ANDRUS
Terry W.
Andrus
Director March 17, 2026
/S/ J. TUTT BARRETT
J. Tutt Barrett
Director March 17, 2026
/S/ WALTON
T. CONN, JR.
Walton T.
Conn, Jr.
Director March 17, 2026
/S/ WILLIAM F. HAM, JR.
William F.
Ham, Jr.
Director March 17, 2026
/S/ DAVID
E. HOUSEL
David E. Housel
Director March 17, 2026
/S/ MICHAEL A. LAWLER
Michael A. Lawler
Director March 17, 2026
/S/ SANDRA J. SPENCER
Sandra J. Spencer
Director March 17, 2026
/S/ ANNE M. MAY
Anne M. May
Director March 17, 2026