Form 10-Q
period 2026-03-31
AUBURN NATIONAL BANCORPORATION, INC
filed 2026-05-13
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.C.
20549
FORM
10-Q
(Mark One)
☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
March 31, 2026
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
Class Outstanding at May 12, 2026
Common Stock, $0.01 par value per share
3,493,256
shares

AUBURN NATIONAL BANCORPORATION, INC. AND
SUBSIDIARIES
INDEX
P
ART I. FINANCIAL INFORMATION
PAGE
Item 1
Financial Statements
Consolidated Balance Sheets (Unaudited) as of March 31, 2026 and December 31, 2025
3
Consolidated Statements of Earnings (Unaudited) for the quarters ended March 31, 2026 and 2025
4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March
31, 2026 and 2025
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2026 and 2025
6
Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2026 and 2025
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
27
Table 1 – Explanation of Non-GAAP Financial Measures
42
Table 2 – Selected Quarterly Financial Data
43
Table 3 – Average Balances and Net Interest Income Analysis for the quarters ended March 31, 2026 and 2025
44
Table 4 – Volume and Rate Variance Analysis
45
Table 5 – Loan Maturities
46
Table 6 – Loan Sensitivities to Changes in Interest Rates on Loans Maturing in More Than One Year
47
Item 3
Quantitative and Qualitative Disclosures About Market Risk
48
Item 4
Controls and Procedures
48
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
48
Item 1A
Risk Factors
49
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
50
Item 3
Defaults Upon Senior Securities
50
Item 4
Mine Safety Disclosures
50
Item 5
Other Information
50
Item 6
Exhibits
51

PART
1.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
March 31, December 31,
(Dollars in thousands, except share data) 2026 2025
Assets:
Cash and due from banks $
13,844
$
22,335
Federal funds sold
33,340
21,322
Interest-bearing bank deposits
98,989
104,175
Cash and cash equivalents
146,173
147,832
Securities available-for-sale
226,785
233,259
Loans held for sale
—
172
Loans, net of unearned income
582,040
565,354
Allowance for credit losses
(6,776)
(7,176)
Loans, net
575,264
558,178
Premises and equipment, net
45,248
45,600
Bank-owned life insurance
18,036
17,927
Other assets
15,440
15,829
Total assets $
1,026,946
$
1,018,797
Liabilities:
Deposits:
Noninterest-bearing
$
260,580
$
268,026
Interest-bearing
670,529
654,900
Total deposits
931,109
922,926
Accrued expenses and other liabilities
2,776
3,818
Total liabilities
933,885
926,744
Stockholders' equity:
Preferred stock of $
.01
par value; authorized
200,000
shares;
no shares issued — —
Common stock of $
.01
par value; authorized
8,500,000
shares; issued
3,959,302
shares at March 31, 2026 and
3,957,135
shares at December 31, 2025
39
39
Additional paid-in capital
3,866
3,864
Retained earnings
120,496
119,241
Accumulated other comprehensive loss, net
(19,639)
(19,390)
Less treasury stock, at cost -
463,436
shares at both March 31, 2026
and December 31, 2025, respectively
(11,701)
(11,701)
Total stockholders’
equity
93,061
92,053
Total liabilities and stockholders’
equity
$
1,026,946
$
1,018,797
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2026 2025
Interest income:
Loans, including fees $
7,933
$
7,543
Securities
1,223
1,349
Federal funds sold and interest-bearing bank deposits
1,205
969
Total interest income
10,361
9,861
Interest expense:
Deposits
2,628
2,816
Total interest expense
2,628
2,816
Net interest income
7,733
7,045
Provision for credit losses
(76)
(10)
Net interest income after provision for credit
losses
7,809
7,055
Noninterest income:
Service charges on deposit accounts
153
155
Mortgage lending
172
93
Bank-owned life insurance
108
105
Other
460
394
Total noninterest income
893
747
Noninterest expense:
Salaries and benefits
3,370
3,310
Net occupancy and equipment
575
714
Professional fees
449
287
Other
1,507
1,569
Total noninterest expense
5,901
5,880
Earnings before income taxes
2,801
1,922
Income tax expense
603
392
Net earnings $
2,198
$
1,530
Net earnings per share:
Basic and diluted $
0.63
$
0.44
Weighted average shares
outstanding:
Basic 3,494,229 3,493,699
Diluted
3,496,518
3,493,699
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Net earnings $
2,198
$
1,530
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities, net of
tax benefit (expense) of $
84
and $(
1,421
), respectively
(249)
4,236
Other comprehensive (loss) income
(249)
4,236
Comprehensive income $
1,949
$
5,766
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)
Accumulated
Common Additional other
shares Common paid-in
Retained
comprehensive Treasury
(Dollars in thousands, except share data) outstanding stock capital earnings loss stock Total
Quarter ended March 31, 2026
Balance, December 31, 2025
3,493,699
$
39
3,864
119,241
(19,390)
(11,701)
$
92,053
Net earnings —
—
—
2,198
—
—
2,198
Other comprehensive loss —
—
—
—
(249)
—
(249)
Cash dividends paid ($
.27
per share)
—
—
—
(943)
—
—
(943)
Stock-based compensation expense —
—
24
—
—
—
24
Common stock issued under equity
compensation plans, net
2,167
—
(22)
—
—
—
(22)
Balance, March 31, 2026
3,495,866
$
39
3,866
120,496
(19,639)
(11,701)
$
93,061
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
INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Cash flows from operating activities:
Net earnings $
2,198
$
1,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
(76)
(10)
Depreciation and amortization
557
528
Premium amortization and discount accretion, net
338
354
Net gain on sale of loans held for sale
(95)
(8)
Loans originated for sale
(3,313)
(1,470)
Proceeds from sale of loans
3,557
1,182
Increase in cash surrender value of bank-owned life insurance
(108)
(105)
Stock-based compensation expense
24
—
Net decrease in other assets
439
713
Net decrease in accrued expenses and other liabilities
(986)
(87)
Net cash provided by operating activities
2,535
2,627
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for
-sale
5,803
5,847
(Increase) decrease in loans, net
(17,088)
3,303
Net purchases of premises and equipment
(120)
(211)
Increase in FHLB stock
(29)
—
Net cash (used in) provided by investing activities
(11,434)
8,939
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits
(7,446)
10,875
Net increase in interest-bearing deposits
15,629
3,804
Dividends paid
(943)
(943)
Net cash provided by financing activities
7,240
13,736
Net change in cash and cash equivalents
(1,659)
25,302
Cash and cash equivalents at beginning of period
147,832
93,354
Cash and cash equivalents at end of period $
146,173
$
118,656
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
2,610
$
2,822
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
All such adjustments are of a
normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of
operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further
information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form
10-K for the year ended December 31, 2025.
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
Subsequent Events
The Company has evaluated the effects of events and
transactions through the date of this filing that have occurred subsequent to March 31, 2026.
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
Accounting Developments
In the first quarter of 2026, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the quarters ended March 31, 2026 and 2025, respectively.
Diluted net earnings per share reflect the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s
common stock.
During 2025, the Company granted restricted stock units (“RSUs”), which vested during the first quarter of 2026.
These
RSUs are included in the computation of diluted net earnings per share using the treasury stock method during the first
quarter of 2026.
No such securities were outstanding during the first quarter of 2025.
The basic and diluted net earnings per share computations for the respective periods are presented below.
Quarter ended March 31,
(Dollars in thousands, except share and per share data) 2026 2025
Basic:
Net earnings $
2,198
$
1,530
Weighted average
common shares outstanding
3,494,229
3,493,699
Net earnings per share $
0.63
$
0.44
Diluted:
Net earnings $ 2,198 $ 1,530
Weighted average
common shares outstanding, basic
3,494,229 3,493,699
Dilutive effect of restricted stock units
2,289
—
Weighted average
common shares outstanding, diluted
3,496,518 3,493,699
Net earnings per share $
0.63
$
0.44

NOTE 3: SECURITIES
At March 31, 2026 and December 31, 2025, respectively,
all securities within the scope of ASC 320,
Investments – Debt
and Equity Securities,
were classified as available-for-sale.
The fair value and amortized cost for securities available-for-
sale by contractual maturity at March 31, 2026 and December 31, 2025, respectively, are presented
below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized
Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
March 31, 2026
Agency obligations (a) $
552
34,328
17,761
—
52,641
—
4,862
$
57,503
Agency MBS (a)
—
20,274
18,399
118,069
156,742
—
19,141
175,883
State and political subdivisions
—
2,981
8,250
6,171
17,402
—
2,222
19,624
Total available-for-sale $
552
57,583
44,410
124,240
226,785
—
26,225
$
253,010
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
Securities with aggregate fair values of $
203.7
million and $
209.4
million at March 31, 2026 and December 31, 2025,
respectively, were
pledged to secure public deposits, securities sold under agreements to repurchase,
Federal Home Loan
Bank of Atlanta (“FHLB – Atlanta”) advances, and for other purposes required or permitted by law.
Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.
The
carrying amounts of nonmarketable equity investments were $
1.4
million at both March 31, 2026 and December 31, 2025,
respectively.
Nonmarketable equity investments include FHLB - Atlanta stock, Federal
Reserve Bank (“FRB”) stock, and
stock in a privately held financial institution.
Gross Unrealized Losses and Fair Value
The fair values and gross unrealized losses on securities at March 31, 2026 and December 31, 2025, respectively,
segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or
longer, are presented below.
Less than 12 Months 12 Months or Longer Total
Fair Unrealized Fair Unrealized Fair Unrealized
(Dollars in thousands) Value Losses Value Losses Value Losses
March 31, 2026:
Agency obligations
$
—
—
52,641
4,862
$
52,641
4,862
Agency MBS
2,672
60
154,070
19,081
156,742
19,141
State and political subdivisions
1,627
8
13,680
2,214
15,307
2,222
Total
$
4,299
68
220,391
26,157
$
224,690
26,225
December 31, 2025:
Agency obligations
$
—
—
53,784
4,727
$
53,784
4,727
Agency MBS
—
—
161,840
19,063
161,840
19,063
State and political subdivisions
—
—
14,827
2,103
14,827
2,103
Total
$
—
—
230,451
25,893
$
230,451
25,893

For the securities in the previous table, the Company assesses whether or not it intends to sell the security, or more
likely
than not will be required to sell the security,
before recovery of its amortized cost basis. Unrealized losses have not been recognized into income as the decline in fair value is largely due to changes in interest rates and not credit quality.
For the securities in the previous table, as of March 31, 2026 the Company does not intend to sell and it is likely that
management will not be required to sell the securities prior to their anticipated recovery.
Agency Obligations
Investments in agency obligations are guaranteed of full and timely payments by the issuing agency.
Based on
management's analysis and judgement, there were no credit losses attributable to the Company’s investments
in agency
obligations at March 31, 2026.
Agency MBS
Investments in agency MBS are issued by Ginnie Mae, Fannie Mae, and
Freddie Mac. Each of these agencies provide a
guarantee of full and timely payments of principal and interest by the issuing agency. Based on management's analysis
and
judgement, there were no credit losses attributable to the Company’s investments in agency MBS at March 31, 2026.
State and Political Subdivisions
Investments in state and political subdivisions are securities issued by various municipalities in the United States. The
majority of the portfolio was rated AA or higher,
with no securities rated below investment grade at March 31, 2026.
Based on management's analysis and judgement, there were no credit losses attributable to the Company’s
investments in
state and political subdivisions at March 31, 2026.
Realized Gains and Losses
The Company had no realized gains or losses on sale of securities during the quarters ended March 31, 2026 and 2025,
respectively.
NOTE 4: LOANS AND ALLOWANCE
FOR CREDIT LOSSES
March 31, December 31,
(Dollars in thousands) 2026 2025
Commercial and industrial $
31,841
$
33,887
Municipal 35,703
24,513
Construction and land development
60,248
56,436
Commercial real estate:
Owner occupied
58,848
59,568
Hotel/motel
55,005
47,870
Multifamily
53,798
51,516
Other
166,951
166,567
Total commercial
real estate
334,602
325,521
Residential real estate:
Consumer mortgage
57,637
59,781
Investment property
53,506
56,773
Total residential real
estate
111,143
116,554
Consumer installment
8,524
8,421
Total Loans, net of
unearned income before basis adjustment
582,061
565,332
Basis adjustment associated with fair value hedge (1)
(21)
22
Total Loans, net of
unearned income
$ 582,040 $ 565,354
(1) Represents the basis adjustment associated with application of hedge accounting on certain loans.
The basis adjustment
will be allocated to the amortized cost of associated loans within the portfolio if the hedge accounting is discontinued.
Refer to Note 6 - Derivative Instruments for additional information.

Loans secured by real estate were approximately 86.9% of the Company’s total loan portfolio at March 31, 2026.
At March
31, 2026, the Company’s geographic
loan distribution was concentrated primarily in Lee County,
Alabama, and
surrounding areas.
The loan portfolio segment is defined as the level at which an entity develops and documents a systematic method for
determining its allowance for credit losses. As part of the Company’s quarterly assessment of the allowance, the loan
portfolio is disaggregated into the following portfolio segments: commercial and industrial, municipal, construction and
land development, commercial real estate, residential real estate, and consumer installment. Where appropriate, the
Company’s loan portfolio
segments are further disaggregated into classes. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and determining
credit
risk.
During the first quarter of 2026, the Company refined its loan portfolio segmentation to separately identify municipal loans,
which were previously included within commercial and industrial loans, due to their recent growth and distinct risk
characteristics.
The allowance for credit losses related to municipal loans is determined using a discounted cash flow
methodology incorporating probability of default and loss given default assumptions derived from external data sources.
As a result of this refinement,
the total allowance decreased due to the lower expected credit losses associated with these
loans.
This refinement represents a change in accounting estimate and is accounted for prospectively.
No adjustments
were made to prior periods.
The following describes
the risk characteristics relevant to each of the portfolio segments and classes.
Commercial and industrial —
includes loans to finance business operations, equipment purchases, or other needs for small
and medium-sized commercial customers. Also included in this category are loans to finance agricultural production.
Generally,
the primary source of repayment is the cash flow from business operations and activities of the borrower.
Municipal —
includes loans to state and local governmental entities and related public-sector organizations to finance
capital projects, infrastructure improvements, and other governmental or public service needs. These loans are typically
supported by general tax revenues, utility revenues, special assessments, or other dedicated revenue sources of the
municipality. Repayment
is primarily dependent on the financial capacity and revenue-generating ability of the
governmental entity.
Construction and land development —
includes both loans and credit lines for the purpose of purchasing, carrying,
and
developing land into commercial developments or residential subdivisions.
Also included are loans and lines for
construction of residential, multi-family,
and commercial buildings. Generally,
the primary source of repayment is
dependent upon the sale or refinancing of the real estate collateral.
Commercial real estate
—
includes loans disaggregated in these classes:
● Owner occupied
– includes loans secured by business facilities to finance business operations, equipment
and
owner-occupied facilities primarily for small and medium-sized commercial customers.
Generally, the primary
source of loan repayment are the cash flows from business operations and activities of the borrower, who owns the
property.
● Hotel/motel
– includes loans for hotels and motels.
Generally, the primary source
of repayment is dependent upon
income generated from the real estate collateral.
The underwriting of these loans takes into consideration the occupancy and rental rates, as well as the financial health of the borrower.
● Multifamily
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
borrower.
● Other
– primarily includes loans to finance income-producing commercial.
Loans in this class include loans for
neighborhood retail centers, medical and professional offices, single retail stores, industrial buildings, and
warehouses leased generally to local businesses and residents. Generally
,
the primary source of repayment is
dependent upon income generated from the real estate collateral. The underwriting of these loans takes into
c
onsideration the occupancy and rental rates, as well as the financial health of the borrower.

Residential real estate — includes loans disaggregated into two classes:
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
Generally,
the primary source of repayment is dependent upon income generated from leasing the property
securing the loan. The underwriting of these loans takes into consideration the rental rates, as well as the financial
health of the borrowers.
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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of March
31, 2026 and December 31, 2025.
Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total
(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
March 31, 2026:
Commercial and industrial $
31,726
115
—
31,841
— $ 31,841
Municipal
35,703
—
—
35,703
—
35,703
Construction and land development
60,208
40
—
60,248
—
60,248
Commercial real estate:
Owner occupied
58,848
—
—
58,848
— 58,848
Hotel/motel
53,352
1,653
—
55,005
— 55,005
Multifamily
53,798
—
—
53,798
— 53,798
Other
166,951
—
—
166,951
—
166,951
Total commercial
real estate
332,949
1,653
—
334,602
—
334,602
Residential real estate:
Consumer mortgage
57,185
384
—
57,569
68
57,637
Investment property
53,264
—
208
53,472
34
53,506
Total residential real
estate
110,449
384
208
111,041
102
111,143
Consumer installment
8,515
9
—
8,524
—
8,524
Total $
579,550
2,201
208
581,959
102
$ 582,061
December 31, 2025:
Commercial and industrial $
33,881
6
—
33,887
— $
33,887
Municipal
24,513
—
—
24,513
—
24,513
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
e xpected.

The introduction of the municipal portfolio segment in 2026 impacts comparability of credit quality disclosures to prior
periods.
The following tables present credit quality indicators for the loan portfolio segments and classes by year of
origination as of March 31, 2026 and December 31, 2025.
Year of Origination 2026 2025 2024 2023 2022
Prior to
2022
Revolving
Loans
Total
Loans
(Dollars in thousands)
March 31, 2026:
Commercial and industrial
Pass $
1,711
7,413
4,323
3,662
3,437
10,533
549
31,628
Special mention
—
—
2
3
—
—
—
5
Substandard accruing
74
—
—
1
133
—
—
208
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
1,785
7,413
4,325
3,666
3,570
10,533
549
31,841
Current period gross charge-offs — — —
5
— — —
5
Municipal
Pass $
11,980
—
—
1,156
4,090
16,984
1,493
35,703
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total municipal
11,980
—
—
1,156
4,090
16,984
1,493
35,703
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
7,455
31,705
13,306
3,896
1,964
357
1,525
60,208
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
40
—
—
40
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
7,455
31,705
13,306
3,896
2,004
357
1,525
60,248
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
653
10,670
1,358
11,631
6,101
26,516
85
57,014
Special mention
—
617
—
—
—
722
—
1,339
Substandard accruing
—
—
495
—
—
—
—
495
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
653
11,287
1,853
11,631
6,101
27,238
85
58,848
Current period gross charge-offs — — — — —
378
—
378
Hotel/motel
Pass
8,731
4,954
14,153
6,084
3,878
12,225
4,980
55,005
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
8,731
4,954
14,153
6,084
3,878
12,225
4,980
55,005
Current period gross charge-offs — — — — — — — —

Year of Origination 2026 2025 2024 2023 2022
Prior to
2022
Revolving
Loans
Total
Loans
(Dollars in thousands)
March 31, 2026:
Multifamily
Pass
2,830
1,248
3,590
12,446
20,388
10,314
—
50,816
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
2,982
—
2,982
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
2,830
1,248
3,590
12,446
20,388
13,296
—
53,798
Current period gross charge-offs — — — — — — — —
Other
Pass
3,948
34,963
39,753
16,820
27,873
39,015
4,071
166,443
Special mention
—
—
362
—
—
146
—
508
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total other
3,948
34,963
40,115
16,820
27,873
39,161
4,071
166,951
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
441
5,851
3,245
15,015
15,460
12,841
3,464
56,317
Special mention
—
—
—
—
—
183
—
183
Substandard accruing
—
244
—
—
—
825
—
1,069
Nonaccrual
—
—
—
68
—
—
—
68
Total consumer mortgage
441
6,095
3,245
15,083
15,460
13,849
3,464
57,637
Current period gross charge-offs — — — — — — — —
Investment property
Pass
1,953
7,970
8,133
8,743
9,273
16,212
859
53,143
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
236
—
—
90
3
—
329
Nonaccrual
—
—
—
34
—
—
—
34
Total investment property
1,953
8,206
8,133
8,777
9,363
16,215
859
53,506
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
1,182
3,582
1,736
741
695
205
363
8,504
Special mention
—
—
6
1
—
—
—
7
Substandard accruing
—
—
7
6
—
—
—
13
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
1,182
3,582
1,749
748
695
205
363
8,524
Current period gross charge-offs —
20
—
13
— — —
33
Total loans
Pass
40,884
108,356
89,597
80,194
93,159
145,202
17,389
574,781
Special mention
—
617
370
4
—
1,051
—
2,042
Substandard accruing
74
480
502
7
263
3,810
—
5,136
Nonaccrual
—
—
—
102
—
—
—
102
Total loans $
40,958
109,453
90,469
80,307
93,422
150,063
17,389
$
582,061
Total current period gross charge-offs $
—
25
—
13
—
378
— $
416

Year of Origination 2025 2024 2023 2022 2021
Prior to
2020
Revolving
Loans
Total
Loans
(Dollars in thousands)
December 31, 2025:
Commercial and industrial
Pass $
8,566
5,035
3,970
2,865
4,366
8,074
778
$
33,654
Special mention
74
4
7
—
—
—
—
85
Substandard accruing
—
—
7
139
2
—
—
148
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
8,640
5,039
3,984
3,004
4,368
8,074
778
33,887
Current period gross charge-offs
40
—
99
3
— — —
142
Municipal
Pass $
837
—
1,156
4,190
6,013
9,145
3,172
$
24,513
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
837
-
1,156
4,190
6,013
9,145
3,172
24,513
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
31,315
14,175
7,321
2,080
69
711
765
56,436
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
31,315
14,175
7,321
2,080
69
711
765
56,436
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
9,755
1,312
11,889
6,235
13,830
11,618
2,682
57,321
Special mention
620
—
—
—
—
—
750
1,370
Substandard accruing
—
499
—
—
—
—
—
499
Nonaccrual
—
—
—
—
—
378
—
378
Total owner occupied
10,375
1,811
11,889
6,235
13,830
11,996
3,432
59,568
Current period gross charge-offs — — — — —
296
—
296
Hotel/motel
Pass
5,012
14,161
6,143
8,976
2,948
10,630
—
47,870
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
5,012
14,161
6,143
8,976
2,948
10,630
—
47,870
Current period gross charge-offs — — — — — — — —

Year of Origination 2025 2024 2023 2022 2021
Prior to
2020
Revolving
Loans
Total
Loans
(Dollars in thousands)
December 31, 2025:
Multifamily
Pass
1,254
3,615
12,550
20,560
1,726
8,652
142
48,499
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
3,017
—
3,017
Nonaccrual
—
—
—
—
—
—
—
—
Total multi-family
1,254
3,615
12,550
20,560
1,726
11,669
142
51,516
Current period gross charge-offs — — — — — — — —
Other
Pass
25,027
41,004
12,501
28,033
17,244
24,310
17,589
165,708
Special mention
—
364
—
—
495
—
—
859
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total other
25,027
41,368
12,501
28,033
17,739
24,310
17,589
166,567
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
6,413
4,344
16,249
16,527
2,263
10,977
1,692
58,465
Special mention
—
—
—
—
—
184
65
249
Substandard accruing
—
—
—
—
—
754
245
999
Nonaccrual
—
—
68
—
—
—
—
68
Total consumer mortgage
6,413
4,344
16,317
16,527
2,263
11,915
2,002
59,781
Current period gross charge-offs — — — — —
61
—
61
Investment property
Pass
9,332
8,045
10,016
9,849
6,790
10,375
1,999
56,406
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
236
—
—
91
4
—
—
331
Nonaccrual
—
—
36
—
—
—
—
36
Total investment property
9,568
8,045
10,052
9,940
6,794
10,375
1,999
56,773
Current period gross charge-offs — —
2
— — — —
2
Consumer installment
Pass
4,121
1,981
972
780
137
81
304
8,376
Special mention
—
7
2
—
—
—
—
9
Substandard accruing
8
7
21
—
—
—
—
36
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
4,129
1,995
995
780
137
81
304
8,421
Current period gross charge-offs
42
45
9
— — — —
96
Total loans
Pass
101,632
93,672
82,767
100,095
55,386
94,573
29,123
557,248
Special mention
694
375
9
—
495
184
815
2,572
Substandard accruing
244
506
28
230
6
3,771
245
5,030
Nonaccrual
—
—
104
—
—
378
—
482
Total loans $
102,570
94,553
82,908
100,325
55,887
98,906
30,183
$
565,332
T otal current period gross charge-offs $
82
45
114
4
—
296
— $
541

Allowance for Credit Losses
The allowance for credit losses is estimated under the Current Expected
Credit Losses (“CECL”) methodology set forth in
FASB ASC 326, Financial Instruments – Credit Losses
.
Under the CECL methodology,
the allowance for credit losses is
measured on a collective basis for pools of loans with similar risk characteristics, and for loans that do not share similar risk
characteristics with the collectively evaluated pools, evaluations are performed on an individual basis.
The composition of the provision for credit losses for the respective periods is presented below.
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Provision for credit losses:
Loans $
2
$
(57)
Reserve for unfunded commitments
(78)
47
Total provision for credit
losses
$
(76)
$
(10)
The provision for credit losses for the quarter reflects both changes in credit conditions and the impact of the refinement in
portfolio segmentation, including the reclassification of loans previously included in commercial and industrial loans.
The
following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective
periods.
(Dollars in thousands)
Commercial
and industrial Municipal
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended March 31, 2026
Beginning balance $
1,129
—
1,304
3,777
837
129
$
7,176
Charge-offs
(5)
—
—
(378)
—
(33)
(416)
Recoveries
—
—
—
—
2
12
14
Net (charge-offs) recoveries
(5)
—
—
(378)
2
(21)
(402)
Provision for credit losses
(438)
154
(610)
657
190
49
2
Ending balance $
686
154
694
4,056
1,029
157
$
6,776
Quarter ended March 31, 2025:
Beginning balance $
1,244
n/a
1,059
3,842
588
138
$
6,871
Charge-offs
(99)
n/a
—
—
(1)
—
(100)
Recoveries
28
n/a
—
—
2
6
36
Net (charge-offs) recoveries
(71)
n/a
—
—
1
6
(64)
Provision for credit losses
46
n/a
342
(689)
272
(28)
(57)
Ending balance $
1,219
n/a
1,401
3,153
861
116
$
6,750
During the first quarter of 2026, the Company refined its loan portfolio segmentation to separately identify municipal loans,
which were previously included within commercial and industrial loans, due to their recent growth and distinct risk
characteristics.
The allowance for credit losses related to municipal loans is determined using a discounted cash flow
methodology incorporating probability of default and loss given default assumptions derived from external data sources.
As a result of this refinement, the total allowance decreased due to the lower expected credit losses associated with these
loans.
This refinement represents a change in accounting estimate and is accounted for prospectively.
No adjustments
were made to prior periods.
The Company designates certain individually evaluated loans on nonaccrual status as collateral
-dependent loans.
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

The Company had no collateral dependent loans which were individually evaluated at March 31, 2026.
The following table
presents the amortized cost basis of collateral dependent loans, which were individually evaluated to determine expected
credit losses at December 31, 2025.
(Dollars in thousands) Real Estate Total Loans
December 31, 2025:
Commercial real estate $
378
$
378
Total
$
378
$
378
At March 31, 2026 and December 31, 2025, the Company had one additional individually evaluated commercial real estate
loan in the amount of $3.0 million that was not considered collateral dependent and was accruing in accordance with its
contractual terms.
This loan had an allowance of $0.5 million at March 31, 2026 and December
31, 2025, respectively.
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
Nonaccrual Loans Nonaccrual Loans Total
(Dollars in thousands) With No Allowance With An Allowance Nonaccrual Loans
March 31, 2026
Residential real estate $ —
102
$
102
Total
$ —
102
$
102
December 31, 2025
Commercial real estate $
378
— $
378
Residential real estate —
104
104
Total
$
378
104 $
482
The Company did not recognize any interest income on nonaccrual loans during the quarters ended March 31, 2026 and
2025.
There were no modifications to borrowers experiencing financial difficulty during the quarters ended March 31, 2026 and
2025.
NOTE 5:
STOCK-BASED COMPENSATION
Restricted stock units (“RSUs”) granted on July 24, 2025 vested during the first quarter of 2026, resulting in no unvested
awards outstanding at March 31, 2026.
The Company recognized $
24
thousand of stock-based compensation expense in
the first quarter of 2026 related to these RSUs.
Such expense is included in salaries and benefits expense, with a
c orresponding increase to additional paid-in capital.

NOTE 6: DERIVATIVE
INSTRUMENTS
The Company enters into interest rate swaps to manage exposure to changes in interest rates on certain loans. The Company
does not enter into derivative instruments for speculative or trading purposes.
As of March 31, 2026, the Company had two pay-fixed, receive-variable interest rate swaps with an aggregate notional
amount of $22.0 million. The swaps are designated as fair value hedges of changes in the fair value of specified loans
attributable to changes in the benchmark interest rate (SOFR) and qualify for the shortcut method under ASC 815,
Derivatives and Hedging .
Under the terms of the swaps, the Company pays fixed rates and receives variable rates based on SOFR. Because the
hedges qualify for the shortcut method, the hedge relationships are assumed to be perfectly effective, and therefore no
hedge ineffectiveness is recognized.
Accrued interest receivable related to the swaps is included in Other Assets or Other
Liabilities, as applicable.
The following table presents the fair value of derivative instruments designated as hedging instruments as of March 31,
2026 and December 31, 2025:
Balance Sheet Fair Value Fair Value
(Dollars in thousands) Location Asset Liability
March 31, 2026:
Interest rate swaps (fair value hedge) Other Assets $
21
$
—
Total interest rate swap
agreements
$
21
$
—
Balance Sheet Fair Value Fair Value
(Dollars in thousands) Location Asset Liability
December 31, 2025:
Interest rate swap (fair value hedge) Other Liabilities $
—
$
22
Total interest rate swap
agreements
$
—
$
22
The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Earnings for the
quarter ended March 31, 2026:
Amount of Gain
Amount of Gain (Loss) Recognized
Location of Gain (Loss) Recognized in Income on Hedged
(Loss) Recognized in Income on Item Attributable
(Dollars in thousands) in Income Derivative to Hedged Risk
Quarter ended March 31, 2026:
Interest rate swaps (fair value hedge) Interest Income (Loans) $
43
$
(43)
Total interest rate swap
agreements
$
43
$
(43)
The Company is exposed to credit risk in the event of nonperformance by the counterparty to the interest rate swaps. The
Company manages this risk by transacting with a counterparty that meets established credit standards. The Company does
not anticipate nonperformance by the counterparty.
These derivatives
are subject to a master netting arrangement; however,
the Company does not offset derivative assets and
liabilities on the Consolidated Balance Sheets.

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
The nature of the Company’s financial
assets and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the quarter ended March 31, 2026, there were no
transfers between levels and no changes in valuation techniques for the
Company’s financial assets and liabilities.
Assets and liabilities measured at fair value on a recurring basis
Securities available-for-sale
Fair values of securities available for sale were primarily measured using Level 2 inputs.
For these securities, the Company
obtains pricing from third-party pricing services.
These third-party pricing services consider observable data that may include broker quotes, market spreads, cash flows, market
consensus prepayment speeds, benchmark yields, reported trades for similar securities, credit information, and the securities’ terms and conditions.
On a quarterly basis, management
reviews the pricing received from the third-party pricing services for reasonableness given current market conditions.
As
part of its review, management
may obtain non-binding third-party broker quotes to validate the fair value measurements.
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
The model
considers the present value of expected future cash flows under the terms of the swap and incorporates observable market
data such as: relevant interest rate swap curves, benchmark yield curves
(e.g., SOFR-based or other market-based curves),
and forward interest rate expectations over the contractual term of the instruments.
Because the significant inputs used in
valuing the interest rate swaps are observable in active markets, the Company classifies these instruments with Level 2 of
the fair value hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of March
31, 2026 and December 31, 2025, respectively,
by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).
Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2026:
Securities available-for-sale:
Agency obligations
$
52,641
—
52,641
—
Agency MBS
156,742
—
156,742
—
State and political subdivisions
17,402
—
17,402
—
Total securities available
-for-sale
226,785
—
226,785
—
Other assets - interest rate swaps
21
—
21
—
Total
assets at fair value
$
226,806
—
226,806
—
December 31, 2025:
Securities available-for-sale:
Agency obligations
$
53,784
—
53,784
—
Agency MBS
161,927
—
161,927
—
State and political subdivisions
17,548
—
17,548
—
Total securities available
-for-sale
233,259
—
233,259
—
Total
assets at fair value
$
233,259
—
233,259
—
Other liabilities - interest rate swap
22
—
22
—
Total
liabilities at fair value
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
March 31, 2026 and December 31, 2025, respectively,
by caption, on the accompanying consolidated balance sheets and by
ASC 820 valuation hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
March 31, 2026:
Other assets (2) $
753
—
—
753
Total assets at fair value $
753
—
—
753
December 31, 2025:
Loans, net (1) $
378
—
—
378
Other assets (2)
771
—
—
771
Total assets at fair value $
1,149
—
—
1,149
(1) Loans considered collateral dependent under ASC 326 Financial Instruments - Credit Losses .
(2)
Represents MSRs, net, carried at lower of cost or estimated
fair value.
Quantitative Disclosures for Level 3 Fair Value
Measurements
At March 31, 2026 and December 31, 2025, the Company had no Level 3 assets measured at fair value on a recurring basis.
For Level 3 assets measured at fair value on a non-recurring basis at March 31,
2026 and December 31, 2025, the
significant unobservable inputs used in the fair value measurements are presented below.
Range of
Weighted
Carrying
Significant
Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
March 31, 2026:
Mortgage servicing rights, net $
753
Discounted cash flow Prepayment speed or CPR
7.0
-
7.4
%
7.0
%
Discount rate
9.5
-
11.5
9.5
December 31, 2025:
Collateral dependent loans $
378
Appraisal Appraisal discounts
10.0
-
10.0
%
10.0
%
Mortgage servicing rights, net
771
Discounted cash flow Prepayment speed or CPR
6.8
-
8.4
8.2
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
Time Deposits
Fair values for time deposits were estimated using discounted cash flows
.
The discount rates were based on rates currently
offered for deposits with similar remaining maturities.
The carrying value, related estimated fair value,
and placement in the fair value hierarchy of the Company’s
financial
instruments at March 31, 2026 and December 31, 2025 are presented below.
This table excludes financial instruments
recorded at fair value on a recurring basis, and financial instruments for which the carrying amount approximates fair value.
Financial assets for which fair value approximates carrying value included cash and cash equivalents.
Financial liabilities
for which fair value approximates carrying value included noninterest
-bearing demand deposits, interest-bearing demand
deposits, and savings deposits.
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
March 31, 2026:
Financial Assets:
Loans, net (1) $
575,264
$
561,030
—
—
$
561,030
Financial Liabilities:
Time Deposits $
180,957
$
180,076
—
180,076
$
—
December 31, 2025:
Financial Assets:
Loans, net (1) $
558,178
$
542,382
—
—
$
542,382
Loans held for sale
172
179
—
179
—
Financial Liabilities:
Time Deposits $
176,801
$
176,137
—
176,137
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
The Bank has been a member of the FHLB - Atlanta since 1991. Certain of the statements made in this
discussion and analysis and elsewhere, including information incorporated herein by reference to other documents, are
“forward-looking statements” as more fully described under “Special Cautionary
Notice Regarding Forward-Looking
Statements” below.
The following discussion and analysis is intended to provide a better understanding of our results of operations and
financial condition of the Company and the Bank.
This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters
ended March 31, 2026 and 2025, as well as the information contained in our Annual
Report on Form 10-K for the year
ended December 31, 2025.
Special Cautionary Notice Regarding Forward-Looking Statements
Various
of the statements made herein under the captions “Business”, “Properties”,
“Risk Factors”, “Management’s
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
statements.
You
should not expect us to
update any forward-looking statements.
All statements,
other than statements of historical fact, could be forward-looking statements.
You
can identify these
forward-looking statements through our use of words such as “may”,
“will”, “anticipate”,
“assume”, “should”,
“indicate”,
“would”,
“believe”,
“contemplate”, “expect”,
“estimate”, “continue”,
“designed”, “plan”, “point to”, “project”, “could”,
“intend”,
“target”,
“seek”, and other similar words and expressions of the future.
These forward-looking statements may
not be realized due to a variety of factors, including, without limitation:
●
the effects of future economic, business and market conditions and changes, foreign, domestic and locally,
including inflation, seasonality,
natural disasters such as hurricanes, tornados,
floods and droughts, epidemics or
pandemics, supply chain disruptions and changes in consumer behaviors;
●
the effects of war, other conflicts or
attacks, acts of terrorism, trade restrictions, tariffs, sanctions, the value of the
U.S. dollar against other currencies, disruptions of supply chains including energy supplies, or other events that
may affect general economic conditions, and consumer
and business confidence;

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
● changes in borrower credit risks;
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
●
our future earnings and “eligible retained earnings” over rolling four calendar quarter periods may limit our
d ividends, share repurchases and discretionary bonuses; and

●
other factors and risks described under “Risk Factors” herein and in any of our subsequent reports that we make
with the Securities and Exchange Commission (the “Commission” or
“SEC”) under the Exchange Act.
All written or oral forward-looking statements that we make or are attributable to us are expressly qualified in their entirety
by this cautionary notice.
We have no obligation
and do not undertake to update, revise or correct any of the forward-
looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
Summary of Results of Operations
Quarter ended March 31,
(Dollars in thousands, except per share data) 2026 2025
Net interest income (a) $ 7,832 $ 7,112
Less: tax-equivalent adjustment 99 67
Net interest income (GAAP) 7,733 7,045
Noninterest income
893 747
Total revenue
8,626 7,792
Provision for credit losses (76) (10)
Noninterest expense 5,901 5,880
Income tax expense
603 392
Net earnings $ 2,198 $ 1,530
Basic and diluted earnings per share $ 0.63 $ 0.44
(a) Tax-equivalent.
See "Table 1 - Explanation of
Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $2.2
million for the first quarter of 2026, a 44% increase compared to $1.5 million for
the first quarter of 2025.
Basic and diluted earnings per share were $0.63 per share for the first quarter of 2026, compared
to $0.44 per share for the first quarter of 2025.
Net interest
income (tax-equivalent) was $7.8 million for the first quarter of
2026, a 10% increase compared to $7.1 million
for the first quarter of 2025.
This increase was due to growth in average interest-earning assets and improvements in our
net interest margin.
The Company’s net interest margin
(tax-equivalent) was 3.28% for the first quarter of 2026 compared to 3.09% for the first quarter of 2025.
This increase was primarily due to higher yields on interest-earnings assets, a decrease in our cost of interest-bearing deposits, and a more favorable asset mix.
Average loans were
approximately
$577.5 million in the first quarter of 2026, compared to $566.1 million in the first quarter of 2025.
The Company recorded a negative provision for credit losses of $(76) thousand in the first quarter of 2026, compared to a
negative provision of $(10) thousand in the first quarter of 2025.
The provision for credit losses is affected by changes in
overall balance and composition of our loan portfolio and unfunded commitments, our internal assessment of the credit
quality of the loan portfolio, our expectations about future economic conditions, and net charge-offs.
Noninterest income was $0.9 million in the first quarter of 2026, compared to $0.7 million in the first quarter of 2025.
The
increase was primarily due to mortgage lending income.
Noninterest expense was $5.9 million in the first quarter of 2026 and first quarter of 2025, respectively.
Noninterest
expense was largely unchanged as a decrease in net occupancy and equipment expense was largely offset by an increase in
professional fees expense.
The provision for income tax expense was $0.6 million for the first quarter of 2026 compared to $0.4 million for the first
quarter of 2025.
The Company's effective tax rate for the first quarter of 2026 was 21.53%, compared to 20.40% in the first
quarter of 2025.
The Company’s effective
income tax rate is principally affected by tax-exempt earnings from the
Company’s investments
in municipal securities and loans, bank-owned life insurance (“BOLI”), and New Markets Tax
Credits (“NMTCs”).
The Company paid cash dividends of $0.27 per share in the first quarter of 2026 and 2025.
At March 31, 2026, the Bank’s
regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory
standards with a total risk-based capital ratio of 17.13%, a tier 1 leverage ratio of
10.60% and a common equity tier 1
(
“CET1”) ratio of 16.12% at March 31, 2026.
See “Balance Sheet Analysis – Capital Adequacy.”

CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with
general practices within the banking industry.
There have been no significant changes to our Critical Accounting
Policies as
described in our Form 10-K as of and for the year ended December 31, 2025.
RESULTS
OF OPERATIONS
Average Balance
Sheet and Interest Rates
Quarter ended March 31,
2026 2025
Average Yield/ Average Yield/
(Dollars in thousands) Balance Rate Balance Rate
Interest-earning assets:
Loans and loans held for sale
$ 577,847 5.62% $ 566,267 5.44%
Securities 256,565 1.96% 280,061 1.98%
Federal funds sold 24,352 3.60% 26,865 4.39%
Interest bearing bank deposits 108,509 3.70% 61,235 4.49%
Total interest-earning
assets
967,273 4.39% 934,428 4.31%
Interest-bearing liabilities:
Deposits:
NOW 236,218 1.34% 209,222 1.44%
Savings and money market 257,214 0.75% 242,701 0.84%
Time Deposits 179,947 3.10% 190,895 3.34%
Total interest-bearing
deposits
673,379 1.58% 642,818 1.78%
Total interest-bearing
liabilities
673,379 1.58% 642,818 1.78%
Net interest income and margin (tax-equivalent) (a) $ 7,832 3.28% $ 7,112 3.09%
(a) See "Table 1 - Explanation
of Non-GAAP Financial Measures."
Net Interest Income and Margin
Net interest income (tax-equivalent) was $7.8 million for the first quarter of
2026, a 10% increase compared to $7.1 million
for the first quarter of 2025.
This increase was due to growth in average interest-earning assets and improvements in our
net interest margin.
Average interest-earning
assets were $967.3 million during the first quarter of 2026, a 4% increase compared to $934.4 million during the first quarter of 2025.
The Company’s net interest margin
(tax-equivalent) was
3.28% for the first quarter of 2026 compared to 3.09% for the first quarter of 2025.
This increase was primarily due to
higher yields on interest-earnings assets, a decrease in our cost of interest-bearing deposits, and a more favorable asset mix.
The Federal Reserve announced a 25-basis points reduction in the target range for the federal funds rate in each of
September, October and December
2025.
At March 31, 2026, the Federal Reserve’s
target federal funds rate range
remained at 3.50% to 3.75%, which the Federal Reserve reaffirmed at its April 29, 2026 meeting.
The tax-equivalent yield on total interest-earning assets increased by
8 basis points to 4.39% in the first quarter of 2026
compared to 4.31% in the first quarter of 2025.
This increase was primarily due to a more favorable asset mix.
The cost of interest-bearing liabilities decreased 20 basis points in the first quarter of 2026 to 1.58%, compared to 1.78% in
the first quarter of 2025 following decreases to the federal funds rate.
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
2026.

Provision for Credit Losses
The Company recorded a negative provision for credit losses of $(76) thousand in the first quarter of 2026, compared to a
negative provision of $(10) thousand in the first quarter of 2025.
The provision for credit losses is affected by changes in
overall balance and composition of our loan portfolio and unfunded commitments, our internal assessment of the credit
quality of the loan portfolio, our expectations about future economic conditions, and net charge-offs.
Our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment
methodology, to adequately
cover all expected credit losses as of the date the allowance is determined.
At March 31, 2026,
the Company’s allowance for credit
losses was $6.8 million or 1.16% of total loans, compared to $7.2 million, or 1.27% of total loans at December 31, 2025, and $6.8 million, or 1.20% of total loans at March 31, 2025.
The decrease was primarily
due to refinements in the Company’s
calculation of current expected credit losses (“CECL”).
The decrease was primarily due to refinements in the Company’s calculation of current expected credit losses (“CECL”).
During the first quarter of 2026, the Company established a new loan segment within its CECL calculation for municipal
loans, which reduced the allowance for credit losses due to lower expected credit costs associated with these loans.
Prior to
this change, municipal loans were included in the commercial and industrial loan segment for CECL.
Noninterest Income
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Service charges on deposit accounts $ 153 $ 155
Mortgage lending income 172 93
Bank-owned life insurance 108 105
Other 460 394
Total noninterest income $ 893 $ 747
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
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Origination income, net $ 95 $ 8
Servicing fees, net 77 85
Total mortgage lending
income
$ 172 $ 93
The Company’s mortgage
lending income typically fluctuates as mortgage interest rates change.
Origination income
increased due to increased mortgage lending demand in our primary market area.

Noninterest Expense
Quarter ended March 31,
(Dollars in thousands) 2026 2025
Salaries and benefits $ 3,370 $ 3,310
Net occupancy and equipment 575 714
Professional fees 449 287
Other 1,507 1,569
Total noninterest expense $ 5,901 $ 5,880
The decrease in net occupancy and equipment expense was primarily due to increased leasing income associated with the
Company’s headquarters.
The increase in professional fees was primarily due to an increase in legal expenses.
Income Tax
Expense
Income tax expense was $0.6 million for the first quarter of 2026 compared to $0.4 million for the first quarter of 2025.
The Company's effective tax rate for the first quarter of 2026 was 21.53%, compared to 20.40% in the first quarter of 2025.
The Company’s effective
income tax rate is affected principally by tax-exempt earnings from the Company’s investments
in municipal securities and loans, BOLI, and NMTCs.
BALANCE SHEET ANALYSIS
Securities
Securities available-for-sale were $226.8 million at March 31, 2026, compared to $233.3 million at December 31, 2025.
This decrease reflects a decrease in the amortized cost basis of securities available
-for-sale, due to normal paydowns and
maturities, of $6.1 million and a decrease in the fair value of securities available
-for-sale of $0.4 million.
The average
annualized tax-equivalent yields earned on total securities were 1.96%
in the first quarter of 2026 compared to 1.98% in the
first quarter of 2025.
Loans
2026 2025
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 31,841 33,887 29,647 32,027 31,667
Municipal 35,703 24,513 25,455 27,746 27,394
Construction and land development 60,248 56,436 79,045 93,820 86,403
Commercial real estate 334,602 325,521 298,681 282,868 288,353
Residential real estate 111,143 116,554 116,279 117,160 117,500
Consumer installment 8,524 8,421 8,805 9,093 9,333
Total loans $ 582,061 565,332 557,912 562,714 560,650
Total loans were $582.1
million at March 31, 2026, compared to $565.3 million at December 31,
2025.
Three loan
categories represented the majority of the loan portfolio at March 31, 2026: commercial real estate (57%), residential real
estate (19%), and construction and land development (10%).
Approximately 18% of the Company’s
commercial real estate
loans were classified as owner-occupied at March 31, 2026.
During the first quarter of 2026, the Company established a separate municipal loan segment following growth in these
balances.
Prior to this change in presentation, municipal loans were included in the commercial and industrial loan
segment.
Prior period amounts have been revised to conform with the current period presentation.

Within the residential real estate portfolio segment,
the Company had junior lien mortgages of approximately $11.6 million,
or 2% of total loans,
and $12.3 million, or 2%, of total loans at March 31, 2026 and December 31, 2025, respectively.
For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at March 31, 2026 and December 31, 2025. The Company’s
residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.
The average yield earned on loans and loans held for sale was 5.62% in the first quarter of 2026 and 5.44% in the first
quarter of 2025.
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
The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’
financial position. Also, we have
established and periodically review,
lending policies and procedures. Banking regulations limit a bank’s credit exposure by
prohibiting unsecured loan relationships that exceed 10% of its capital; or
20% of capital, if loans in excess of 10% of
capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of
approximately $23.6 million.
Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus
unfunded commitments) to a single borrower of $21.2 million. Our loan policy requires that the Loan Committee of the
Board of Directors approve any loan relationships that exceed this internal limit.
At March 31, 2026, the Bank had no loan
relationships exceeding our internal limit.
We periodically
analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.
Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s
total risk-based capital at March 31, 2026 (and related balances at December
31,
2025).
March 31, December 31,
(Dollars in thousands) 2026 2025
Hotel/motel $ 55,005 $ 47,870
Multi-family residential properties 53,798 51,516
Lessors of 1-4 family residential properties 53,506 56,773
Shopping centers/strip malls 42,263 42,444
Allowance for Credit Losses
Our allowance for credit losses was approximately $6.8 million and $7.2 million at March 31, 2026 and December 31,
2025, respectively,
which our management believed to be adequate at each of the respective dates.
Our allowance for credit
losses as a percentage of total loans was 1.16% at March 31, 2026, compared to 1.27% at December 31, 2025.
During the first quarter of 2026, the Company refined its loan portfolio segmentation to separately identify municipal loans,
which were previously included within commercial and industrial loans, due to their recent growth and distinct risk
characteristics.
The allowance for credit losses related to municipal loans is determined using a discounted cash flow
methodology incorporating probability of default and loss given default assumptions derived from external data sources.
As a result of this refinement, the total allowance decreased due to the lower expected credit losses associated with these
loans.
This refinement represents a change in accounting estimate and is accounted for prospectively.
No adjustments
were made to prior periods.

Our CECL models rely largely on projections of macroeconomic conditions to estimate future credit losses.
Macroeconomic factors used in the model include the Alabama unemployment rate, the national commercial real estate
price index and the Alabama gross state product. Projections of these macroeconomic factors, obtained from an
independent third party,
are utilized to predict quarterly rates of default.
Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with
similar risk characteristics, and on an individual basis for loans that do not share similar risk characteristics with the
collectively evaluated pools.
Losses are predicted over a period of time determined to be reasonable and supportable, and
at the end of the reasonable and supportable period losses are reverted to long term historical averages. At March 31, 2026,
reasonable and supportable periods of 4 quarters were utilized followed by an 8-quarter straight line reversion period to
long term averages.
The allowance for credit losses by loan category for the first quarter of 2026 and the previous four quarters is presented
below.
2026 2025
First Quarter Fourth Quarter Third Quarter Second Quarter First Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 686 5.5 $ 1,129 10.3 $ 1,126 9.9 $ 1,212 10.6 $ 1,219 10.5
Municipal 154 6.1 n/a n/a n/a n/a n/a n/a n/a n/a
Construction and land
development 694 10.4 1,304 10.0 1,445 14.2 1,613 16.7 1,401 15.4
Commercial real estate 4,056 57.4 3,777 57.6 3,145 53.5 3,151 50.3 3,153 51.4
Residential real estate 1,029 19.1 837 20.6 836 20.8 866 20.8 861 21.0
Consumer installment 157 1.5 129 1.5 139 1.6 123 1.6 116 1.7
Total allowance for
credit losses
$ 6,776 $ 7,176 $ 6,691 $ 6,965 $ 6,750
* Loan balance in each category expressed as a percentage of total loans.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the first quarter of 2026 and
the previous four quarters is presented below.
2026 2025
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 7,176 6,691 6,965 6,750 6,871
Charge-offs:
Commercial and industrial
(5) (39) — (3) (100)
Commercial real estate
(378) (296) — — —
Residential real estate
— — — (6) (1)
Consumer installment
(33) — (87) (9) —
Total charge
-offs
(416) (335) (87) (18) (101)
Recoveries
14 30 9 67 37
Net (charge-offs) recoveries
(402) (305) (78) 49 (64)
Provision for credit losses - Loans
2 790 (196) 166 (57)
Ending balance
$ 6,776 7,176 6,691 6,965 6,750
as a % of loans 1.16% 1.27 1.20 1.24 1.20
as a % of nonperforming loans 6,643% 1,489 6,434 2,306 1,298
Net charge-offs (recoveries) as % of average
loans (a)
0.28% 0.22 0.06 (0.03) 0.05
(a) Net charge-offs (recoveries) are annualized.
Net charge-offs were $402 thousand for the
first quarter of 2026, compared to net charge-offs of
$64 thousand for the first
quarter of 2025. Net charge-offs in the
first quarter of 2026 were primarily related to one nonperforming collateral-
dependent loan.

Nonperforming Assets
At March 31, 2026 and December 31, 2025, the Company had $0.1 million and $0.5 million, respectively, in
nonperforming assets.
The table below provides information concerning total nonperforming assets and certain asset quality ratios for the first
quarter of 2026 and the previous four quarters.
2026 2025
First Fourth Third Second First
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 102 482 104 302 520
Total nonperforming
assets
$ 102 482 104 302 520
as a % of loans and other real estate owned 0.02% 0.09 0.02 0.05 0.09 as a % of total assets 0.01% 0.05 0.01 0.03 0.05
Nonperforming loans as a % of total loans 0.02% 0.09 0.02 0.05 0.09
Accruing loans 90 days or more past due $ 208 — 77 — 77
The table below provides information concerning the composition of nonaccrual loans for the first quarter of 2026 and the
previous four quarters.
2026 2025
First Fourth Third Second First
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial and industrial $ — — — — 3
Construction and land development — — — — 404
Commercial real estate — 378 — 119 —
Residential real estate 102 104 104 183 113
Total nonaccrual
loans
$ 102 482 104 302 520
The Company discontinues the accrual of interest income when (1)
there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.
The Company had $208 thousand in loans 90 days or more past due and still accruing at March 31, 2026 compared to none
at December 31, 2025.
The Company had no other real estate owned at March 31, 2026 or December
31, 2025.
Deposits
(In thousands) 2026 2025
Noninterest bearing demand $ 260,580 268,026
NOW 240,471 214,827
Money market 157,920 170,352
Savings 91,647 92,920
Certificates of deposit under $250,000 100,049 97,458
Certificates of deposit and other time deposits of $250,000 or more 80,442 79,343
Total deposits $ 931,109 922,926

Total deposits were $931.1
million at March 31, 2026, compared to $922.9 million at December 31, 2025.
Noninterest-
bearing deposits were 28% of total deposits at March 31, 2026, compared to 29% of total deposits at December 31, 2025.
The Company had no brokered deposits at March 31, 2026 and December 31, 2025.
The average rate paid on total interest-bearing
deposits was 1.58% in the first quarter of 2026, compared to 1.78% in first quarter of 2025.
The Bank participates in the Certificates of Deposit Account Registry Service
(the “CDARS”) and the Insured Cash Sweep
product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose
of improving the FDIC insurance for our depositors.
The Company had reciprocal deposits on its balance sheet of $19.9 million at March 31, 2026, compared to $9.8 million at December
31, 2025.
At March 31, 2026, the Company had $96.1
million reciprocal deposits sold, compared to $79.7 million at December
31, 2025.
At March 31, 2026, estimated uninsured deposits totaled $383.2 million, or 41% of total deposits, compared to $392.9
million, or 43% of total deposits at December 31, 2025.
Uninsured amounts are estimated based on the portion of account balances that exceed FDIC insurance limits.
The Bank’s uninsured deposits at March
31, 2026 and December 31, 2025
include approximately $235.3 million and $228.7 million, respectively, of deposits of state, county and local governments
that are collateralized by securities.
Deposits of state, county and local governments were 61% and 58%
of our estimated
uninsured deposits at March 31, 2026 and December 31, 2025, respectively.
The estimated uninsured time deposits by maturity as of March 31, 2026 are presented below.
(Dollars in thousands) March 31, 2026
Maturity of:
3 months or less $ 30,525
Over 3 months through 6 months 22,563
Over 6 months through 12 months 23,089
Over 12 months 4,265
Total estimated uninsured
time deposits
$ 80,442
Other Borrowings and Available
Credit
The Company had no long-term debt at March 31, 2026 and December 31, 2025.
The Bank utilizes short and long-term
non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and
securities sold under agreements to repurchase with an original maturity of one year or less.
The Bank had available federal
funds lines totaling $65.2 million with no federal fund borrowings outstanding at March 31, 2026, and December 31, 2025,
respectively. The
Company had no securities sold under agreements to repurchase, which generally have been entered into
on behalf of certain customers,
at March 31, 2026 and December 31, 2025.
The Bank is eligible to borrow from the FRB’s
discount window, but had
no such borrowings at March 31, 2026 and December 31, 2025.
The Bank is a member of the FHLB-Atlanta and has borrowed from the
FHLB-Atlanta, and in the future may borrow from
time to time under the FHLB-Atlanta’s
advance program.
FHLB-Atlanta advances include both fixed and variable terms
and provide various maturities, and generally are secured by eligible assets.
The Bank had no borrowings under FHLB-
Atlanta’s advance program
at March 31, 2026 and December 31, 2025.
At those dates, the Bank had $305.5 million and
$304.9 million, respectively,
of available lines of credit at the FHLB-Atlanta.
CAPITAL ADEQUACY
At March 31, 2026, the Company’s
consolidated stockholders’ equity (book value) was $93.1 million, or $26.62 per share,
compared to $92.1 million, or $26.35 per share, at December 31, 2025.
The increase from December 31, 2025 was
primarily driven by net earnings of $2.2 million, which was partially offset by an other comprehensive loss of $0.3 million
due to an increase in unrealized losses on securities available-for-sale, net of tax, and cash dividends paid of $0.9 million.
Unrealized losses do not affect the Bank’s
capital for regulatory capital purposes.
The Company paid cash dividends of $0.27 per share for both the first quarter of 2026 and the first quarter of 2025.

The Federal Reserve has treated us as a “small bank holding company”
under the Federal Reserve’s Small Bank Holding
Company Policy.
Accordingly, our capital adequacy
is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s
tier 1 leverage ratio was 10.60%, CET1 risk-based capital ratio was 16.12%, tier 1
risk-based capital ratio was 16.12%, and total risk-based capital ratio was 17.13
%
at March 31, 2026. These ratios exceed
the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio,
6.5% for CET1 risk-based capital ratio, 8.0%
for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”
The Basel III regulatory capital framework applicable to us includes a “capital conservation buffer” of CET1 capital.
A
banking organization with a capital conservation buffer
of 2.5% or less is subject to limitations on “distributions” from
“eligible retained earnings”, including dividend payments, share repurchases and certain discretionary bonus payments.
At
March 31, 2026, the Bank had a capital conservation buffer of 9.14%.
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
● +/- 20% for a gradual change of 400 basis points
● +/- 15% for a gradual change of 300 basis points
● +/- 10% for a gradual change of 200 basis points
● +/- 5% for a gradual change of 100 basis points
While a gradual change in interest rates was used in the above analysis to provide an estimate of exposure under these
scenarios, our modeling under both a gradual and instantaneous change in interest rates indicates our balance sheet is asset
sensitive over the forecast period of 12 months.
At March 31, 2026, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

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
At March 31, 2026, our EVE model indicated that we were in compliance with our policy guidelines.
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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, and may be
designated as hedging instruments. At March 31, 2026, the Company had two derivative contracts designated as part of a
hedging relationship to assist in managing its interest rate sensitivity compared to one such derivative contract at December
31, 2025.
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
Primary uses of funds by the Company
i
nclude payment of Company expenses, dividends paid to stockholders and Company stock repurchases.

Primary sources of funding for the Bank include customer deposits, other borrowings, interest payments on earning assets,
repayment and maturity of securities and loans,
sales of securities, and the sale of loans, particularly residential mortgage loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount
window. In addition to
these sources, the Bank is eligible to participate in the FHLB - Atlanta’s advance program to obtain
funding for growth and liquidity.
Advances include both fixed and variable terms and may be taken out with varying maturities. At March 31, 2026, the Bank had no FHLB - Atlanta advances outstanding and available credit from the FHLB
of $308.6 million. At March 31, 2026, the Bank also had $65.2 million of available federal funds lines with no borrowings
outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual
Obligations
At March 31, 2026, the Bank had outstanding standby letters of credit of $2.9 million and unfunded loan commitments
outstanding of $55.4 million.
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
As of March 31, 2026, the aggregate unpaid principal balance of residential mortgage loans, which we have originated and
sold, but retained the servicing rights, was $188.0 million.
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
The Company was not required to repurchase any loans during the first quarter of 2026 as a result of representation and
warranty provisions contained in the Company’s
sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at March 31, 2026.
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
As of March 31, 2026, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.
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
In addition, net interest income could be affected by asymmetrical changes in the
different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Higher market interest rates and reductions in the securities held by the Federal Reserve to reduce inflation generally reduce economic
activity, and may reduce
loan demand and growth, and may adversely affect unemployment rates. Inflation and related
changes in market interest rates, as the Federal Reserve maintains interest rates to meet its longer-term inflation goal of 2%,
also can adversely affect the values and liquidity of our
loans and securities, the value of collateral securing loans to our borrowers, and the success of our borrowers and such borrowers’ available cash to pay interest on and principal of our loans
to them.
See “Item 1A Risk Factors.”

CURRENT ACCOUNTING DEVELOPMENTS
The following ASUs have been issued by the FASB,
but are not yet effective.
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

Table 1
– Explanation of Non-GAAP Financial Measures
In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly
report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-
GAAP financial measure, including the presentation and calculation of our net interest margin and efficiency ratio.
In the
first quarter of 2026, we changed the presentation of net interest income on a tax-equivalent basis to account for tax-exempt
interest income on municipal loans.
Prior period amounts have been revised herein to conform with the current period presentation. These changes had no effect on the presentation of GAAP net interest income in current or prior periods.
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
2026 2025
First Fourth Third Second First
(in thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,733 7,713 7,572 7,344 7,045
Tax-equivalent adjustment 99 67 69 67 67
N et interest income (Tax-equivalent)
$ 7,832 7,780 7,641 7,411 7,112

Table 2
– Selected Quarterly Financial Data
2026 2025
First Fourth Third Second First
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,832 7,780 7,641 7,411 7,112
Less: tax-equivalent adjustment 99 67 69 67 67
Net interest income (GAAP) 7,733 7,713 7,572 7,344 7,045
Noninterest income 893 754 829 789 747
Total revenue 8,626 8,467 8,401 8,133 7,792
Provision for credit losses (76) 783 (255) 113 (10)
Noninterest expense 5,901 5,563 5,806 5,702 5,880
Income tax expense 603 456 623 485 392
Net earnings $ 2,198 1,665 2,227 1,833 1,530
Per share data:
Basic and diluted net earnings
$ 0.63 0.48 0.64 0.52 0.44
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding - basic 3,494,229 3,493,699 3,493,699 3,493,699 3,493,699
Weighted average shares outstanding - diluted 3,496,518 3,496,729 3,495,972 3,493,699 3,493,699
Shares outstanding, at period end 3,495,866 3,493,699 3,493,699 3,493,699 3,493,699
Book value $ 26.62 26.35 28.44 24.64 23.79
Common stock price
High $ 26.50 27.98 28.47 25.28 23.37
Low
21.01 24.00 23.13 19.48 20.36
Period end: 23.87 26.95 28.44 25.00 21.59
To earnings ratio (b) 10.52 12.96 13.87 13.09 11.42
To book value 89.67% 102.28 110.88 101.46 90.75
Performance ratios:
Annualized return on average equity
9.65% 7.40 10.65 9.00 7.83
Annualized return on average assets
0.86% 0.66 0.89 0.74 0.62
Dividend payout ratio 42.86% 56.25 42.19 51.92 61.36
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.16% 1.27 1.20 1.24 1.20
Nonperforming loans 6,643% 1,489 6,434 2,306 1,298
Nonperforming assets as a % of:
Loans and OREO 0.02% 0.09 0.02 0.05 0.09
Total assets
0.01% 0.05 0.01 0.03 0.05
Nonperforming loans as a % of total loans 0.02% 0.09 0.02 0.05 0.09
Annualized net charge-offs (recoveries) as % of
average loans 0.28% 0.22 0.06 (0.03) 0.05
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.12% 16.06 15.51 15.32 15.04
Tier 1 risk-based capital ratio 16.12% 16.06 15.51 15.32 15.04
Total risk-based capital ratio 17.13% 17.14 16.49 16.35 16.05
Tier 1 leverage ratio 10.60% 10.71 10.72 10.64 10.52
Other financial data:
Net interest margin (a) 3.28% 3.24 3.21 3.18 3.09
Effective income tax rate 21.53% 21.50 21.86 20.92 20.40
Efficiency ratio (d) 67.63% 65.19 68.55 69.54 74.82
Selected average balances:
Loans $ 577,489 559,009 556,233 559,770 566,082
Total assets 1,026,163 1,009,953 997,892 990,523 987,272
Total deposits 930,474 917,178 909,293 905,227 906,805
Total stockholders’ equity 91,088 90,000 83,642 81,447 78,158
Selected period end balances:
Loans $ 582,040 565,354 557,912 562,714 560,650
Allowance for credit losses 6,776 7,176 6,691 6,965 6,750
Total assets 1,026,946 1,018,797 1,011,184 1,029,224 996,786
Total deposits 931,109 922,926 917,266 939,851 910,503
Total stockholders’ equity 93,061 92,053 89,613 86,071 83,115
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
– Average Balances and Net
Interest Income Analysis
(1)
Quarter ended March 31,
2026 2025
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:
Loans and loans held for sale (2) (3) $ 577,847 $ 8,014 5.62% $ 566,267 $ 7,592 5.44%
Securities (3) (4) 256,565 1,241 1.96% 280,061 1,367 1.98%
Federal funds sold 24,352 216 3.60% 26,865 291 4.39%
Interest bearing bank deposits 108,509 989 3.70% 61,235 678 4.49%
Total interest-earning assets 967,273 $ 10,460 4.39% 934,428 $ 9,928 4.31%
Cash and due from banks 14,153 18,077
Other assets (5) 44,737 34,767
Total assets $ 1,026,163 $ 987,272
Interest-bearing liabilities:
Deposits:
NOW $ 236,218 $ 779 1.34% $ 209,222 $ 743 1.44%
Savings and money market 257,214 473 0.75% 242,701 502 0.84%
Time deposits 179,947 1,376 3.10% 190,895 1,571 3.34%
Total interest-bearing deposits 673,379 2,628 1.58% 642,818 2,816 1.78%
Total interest-bearing liabilities 673,379 $ 2,628 1.58% 642,818 $ 2,816 1.78%
Noninterest-bearing deposits 257,095
263,987
Other liabilities 4,601 2,309
Stockholders' equity 91,088
78,158
Total liabilities and stockholders' equity $ 1,026,163 $ 987,272
Net interest income and margin (tax-equivalent) $ 7,832 3.28% $ 7,112 3.09%
(1) In the first quarter of 2026, we changed the presentation of net interest income on a tax-equivalent basis to account for tax-exempt interest income on municipal loans.
Also, we reclassified average net unrealized gains (losses) on available-for-sale securities to average other assets so that average total securities are presented on an amortized cost basis in our calculation of net interest margin.
Prior period amounts, including the presentation and calculation of our net interest margin, have been revised to conform with the current period presentation.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) Reflects tax-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt municipal loans and securities to a tax-equivalent basis.
(4) Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5) Includes average net unrealized gains (losses) on securities available-for-sale of $(26.2) and $(33.9) million for the quarters ended
March 31, 2026 and March 31, 2025, respectively.

Table 4
– Volume
and Rate Variance
Analysis
Quarter ended March 31, 2026 vs. 2025
Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2)
Interest income:
Loans and loans held for sale (1) $ 422 261 161
Securities (1) (126) (15) (111)
Federal funds sold (75) (53) (22)
Interest bearing bank deposits 311 (120) 431
Total interest income $ 532 73 459
Interest expense:
Deposits:
NOW $ 36 (53) 89
Savings and money market (29) (56) 27
Certificates of deposit (195) (111) (84)
Total interest-bearing
deposits
(188) (220) 32
Total interest expense (188) (220) 32
Net interest income (tax-equivalent) $ 720 293 427
(1) Yields on tax-exempt municipal loans and
securities have been computed on a tax-equivalent basis using an income tax rate of 21%.
See "Table 1 - Explanation
of Non-GAAP Financial Measures."
(
2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 5
– Loan Maturities
March 31, 2026
1 year
1 to 5
5 to 15
After 15
(Dollars in thousands)
or less years years years Total
Commercial and industrial $ 14,682 16,680 479
—
31,841
Municipal 481 1,197 22,086 11,939 35,703
Construction and land development 38,479 20,322 1,447
—
60,248
Commercial real estate 64,481 190,384 75,324 4,413 334,602
Residential real estate 7,488 38,220 17,334 48,101 111,143
Consumer installment 2,497 5,629 398
—
8,524
Total loans $ 128,108 272,432 117,068 64,453 582,061

Table
6 –
Sensitivities to Changes in Interest Rates on Loans Maturing in More
Than One Year
March 31, 2026
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 717 16,442 17,159
Municipal 60 35,162 35,222
Construction and land development 15,592 6,177 21,769
Commercial real estate 18,199 251,922 270,121
Residential real estate 48,789 54,866 103,655
Consumer installment 182 5,845 6,027
Total loans $ 83,539 370,414 453,953

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
year ended December 31, 2025.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I,
Item 1A. “RISK FACTORS”
in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2025,
which could materially affect our business, financial condition or future results. The risks described in our annual report on
Form 10-K are not the only the risks facing our Company.
The persistence of inflation above the Federal Reserve’s
long
term targets, and the maintenance of or further increases in, tightened Federal Reserve monetary policy by increased target interest rates and/or reductions in the Federal Reserve’s
securities portfolio, have and may continue to affect the levels of interest rates, mortgage originations and income, the market values of our securities portfolio and loans and have resulted in
unrealized securities losses that have adversely affected our stockholders’
equity.
Although inflation has remained above
the Federal Reserve’s 2% target
rate, since December 2025, the Federal Reserve has maintained its target federal funds
range from 3.50% to 3.75% and in October 29, 2025 announced that it would end the roll-off of maturing securities it held
beginning December 1, 2025 as the Federal Reserve sought to meet its dual mandate of maximum employment and 2%
inflation over the longer run.
Beginning December 11, 2025, the Federal
Reserve began increasing its holdings of
securities through purchases of Treasury
bills and, if needed, other Treasury securities with
remaining maturities of 3 years
or less to maintain an ample level of reserves, and reinvested all principal payments on Treasury securities and reinvested
all principal payment on agency securities into Treasury
bills.
This policy was continued at the Federal Reserve’s
April 30,
2026 meeting.
The reductions in the target federal funds rates and Federal Reserve purchases of additional securities may
be viewed as a more accommodative monetary policy,
which has affected and may continue to affect our deposit
costs and
mixes, and consumer savings and payment behaviors.
These may also affect our borrowers’ operating costs, expected returns and cash flows available to service our loans.
The Federal Reserve may or may not continue this accommodative policy, and has stated that
future monetary policy action “will take into account a wide range of information, including readings on labor market conditions, inflation pressures and inflation expectations, and financial and international
developments.” Such changes and other risks and uncertainties not currently known to us or that we currently deem to be
immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.
The United States and Israel attacked Iran on February 28, 2026 and hostilities continue subject to various cease fire
arrangements.
As a result, shipments of oil through the Straits of Hormuz have been limited, reducing the total volumes of
oil in the international markets and causing oil prices to rise significantly.
Supply chains where petroleum is an input have
been adversely affected, and transportation costs, prices and inflation in the United States and elsewhere have increased.
The duration of these hostilities and the long-term effects of the blockage of oil through the Straits of Hormuz and the other
c osts and effects of these hostilities cannot be predicted.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not make any unregistered sales of common stock or other equity securities or any repurchases of its
common stock or other equity securities during the first quarter of 2026.
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
3.1
Certificate of Incorporation of Auburn National Bancorporation, Inc. and all amendments thereto.*
3.2
Amended and Restated Bylaws of Auburn National Bancorporation, Inc., adopted as of November 13, 2007. **
10.1
Form of Notice of Discretionary Equity Award Agreement and related Terms and Conditions (together, the
“RSU Award Agreement”
).
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
May 13, 2026
By:
/s/ David A. Hedges
David A. Hedges
President and CEO
Date:
May 13, 2026
By:
/s/
W.
James Walker,
IV
W. James Walker,
IV
Senior Vice President and
Chief Financial Officer