Form 10-Q
period 2026-06-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2026-08-11
CIK 750574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.C.
20549
FORM
10-Q
(Mark One)
☒
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended
June 30, 2026
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
Class Outstanding at August 10, 2026
Common Stock, $0.01 par value per share
3,484,292
shares

AUBURN NATIONAL BANCORPORATION, INC. AND
SUBSIDIARIES
INDEX
P
ART I. FINANCIAL INFORMATION
PAGE
Item 1
Financial Statements
Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025
3
Consolidated Statements of Earnings (Unaudited) for the quarter and six months ended June 30, 2026 and 2025
4
Consolidated Statements of Comprehensive Income (Unaudited) for the quarter and six months ended
June 30, 2026 and 2025
5
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarter and six months ended
June 30, 2026 and 2025
6
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025
7
Notes to Consolidated Financial Statements (Unaudited
)
8
Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations
28
Table 1 – Explanation of Non-GAAP Financial Measures
44
Table 2 – Selected Quarterly Financial Data
45
Table 3 – Selected Financial Data
46
Table 4 – Average Balances and Net Interest Income Analysis – for the quarter ended June 30, 2026 and 2025
47
Table 5 – Average Balances and Net Interest Income Analysis – for the six months ended June 30, 2026 and 2025
48
Table 6 – Volume and Rate Variance Analysis for the quarter and six months ended June 30, 2026
48 49
Table 7 – Loan Maturities
50
Table 8 – Loan Sensitivities to Changes in Interest Rates on Loans Maturing in More Than One Year
51
Item 3
Quantitative and Qualitative Disclosures About Market Risk
52
Item 4
Controls and Procedures
52
PART II. OTHER INFORMATION
Item 1
Legal Proceedings
52
Item 1A
Risk Factors
53
Item 2
Unregistered Sales of Equity Securities and Use of Proceeds
54
Item 3
Defaults Upon Senior Securities
54
Item 4
Mine Safety Disclosures
54
Item 5
Other Information
54
Item 6
Exhibits
55

PART
I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
June 30, December 31,
(Dollars in thousands, except share data) 2026 2025
Assets:
Cash and due from banks $
20,009
$
22,335
Federal funds sold
37,953
21,322
Interest-bearing bank deposits
153,687
104,175
Cash and cash equivalents
211,649
147,832
Securities available-for-sale
220,744
233,259
Loans held for sale
716
172
Loans, net of unearned income
579,589
565,354
Allowance for credit losses
(6,586)
(7,176)
Loans, net
573,003
558,178
Premises and equipment, net
44,856
45,600
Bank-owned life insurance
17,955
17,927
Other assets
16,880
15,829
Total assets $
1,085,803
$
1,018,797
Liabilities:
Deposits:
Noninterest-bearing
$
258,351
$
268,026
Interest-bearing
729,967
654,900
Total deposits
988,318
922,926
Accrued expenses and other liabilities
3,611
3,818
Total liabilities
991,929
926,744
Stockholders' equity:
Preferred stock of $
.01
par value; authorized
200,000
shares;
no shares issued — —
Common stock of $
.01
par value; authorized
8,500,000
shares; issued
3,959,302
shares at June 30, 2026 and
3,957,135
shares at December 31, 2025, respectively
39
39
Additional paid-in capital
3,871
3,864
Retained earnings
121,852
119,241
Accumulated other comprehensive loss, net
(19,993)
(19,390)
Less treasury stock, at cost -
471,472
shares and
463,436
shares at June 30, 2026
and December 31, 2025, respectively
(11,895)
(11,701)
Total stockholders’
equity
93,874
92,053
Total liabilities and stockholders’
equity
$
1,085,803
$
1,018,797
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands, except share and per share data) 2026 2025 2026 2025
Interest income:
Loans, including fees $
8,184
$
7,676
$
16,117
$
15,219
Securities
1,202
1,319
2,425
2,668
Federal funds sold and interest-bearing bank deposits
1,194
1,116
2,399
2,085
Total interest income
10,580
10,111
20,941
19,972
Interest expense:
Deposits
2,692
2,766
5,320
5,582
Short-term borrowings
—
1
—
1
Total interest expense
2,692
2,767
5,320
5,583
Net interest income
7,888
7,344
15,621
14,389
Provision for credit losses
(248)
113
(324)
103
Net interest income after provision for credit
losses
8,136
7,231
15,945
14,286
Noninterest income:
Service charges on deposit accounts
153
152
306
307
Mortgage lending
132
131
304
224
Bank-owned life insurance
171
101
279
206
Other
422
405
882
799
Total noninterest income
878
789
1,771
1,536
Noninterest expense:
Salaries and benefits
3,267
3,258
6,637
6,568
Net occupancy and equipment
552
604
1,127
1,318
Professional fees
327
385
776
672
Other
1,959
1,455
3,466
3,024
Total noninterest expense
6,105
5,702
12,006
11,582
Earnings before income taxes
2,909
2,318
5,710
4,240
Income tax expense
611
485
1,214
877
Net earnings $
2,298
$
1,833
$
4,496
$
3,363
Net earnings per share:
Basic and diluted $
0.66
$
0.52
$
1.29
$
0.96
Weighted average shares
outstanding:
Basic
3,492,107
3,493,699
3,493,162
3,493,699
Diluted
3,492,107
3,493,699
3,494,292
3,493,699
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Net earnings $
2,298
$
1,833
$
4,496
$
3,363
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities, net of tax benefit
(expense) of $
118
, $
(693)
, $
202
and $
(2,114)
, respectively
(354)
2,066
(603)
6,302
Other comprehensive (loss) income, net of tax
(354)
2,066
(603)
6,302
Comprehensive income $
1,944
$
3,899
$
3,893
$
9,665
S ee accompanying notes to consolidated financial statements

AUBURN NATIONAL
BANCORPORATION,
INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)
Accumulated
Common Additional other
shares Common paid-in
Retained
comprehensive Treasury
(Dollars in thousands, except share data) outstanding stock capital earnings income (loss) stock Total
Quarter ended June 30, 2026
Balance, March 31, 2026
3,495,866
$
39
$
3,866
$
120,496
$
(19,639)
$
(11,701)
$
93,061
Net earnings — — —
2,298
— — 2,298
Other comprehensive loss — — — —
(354)
— (354)
Cash dividends paid ($
.27
per share)
— — —
(942)
— —
(942)
Stock repurchases
(8,036)
— — — —
(194)
(194)
Stock-based compensation expense — —
5
— — —
5
Balance, June 30, 2026
3,487,830
$
39
$
3,871
$
121,852
$
(19,993)
$
(11,895)
$
93,874
Quarter ended June 30, 2025
Balance, March 31, 2025
3,493,699
$
39
$
3,802
$
116,346
$
(25,371)
$
(11,701)
$
83,115
Net earnings — — —
1,833
— —
1,833
Other comprehensive income — — — —
2,066
—
2,066
Cash dividends paid ($
.27
per share)
— — —
(943)
— —
(943)
Balance, June 30, 2025
3,493,699
$
39
$
3,802
$
117,236
$
(23,305)
$
(11,701)
$
86,071
Six months ended June 30, 2026
Balance, December 31, 2025
3,493,699
$
39
$
3,864
$
119,241
$
(19,390)
$
(11,701)
$
92,053
Net earnings — — —
4,496
— — 4,496
Other comprehensive loss — — — —
(603)
— (603)
Cash dividends paid ($
.54
per share)
— — —
(1,885)
— —
(1,885)
Stock repurchases
(8,036)
— — — —
(194)
(194)
Stock-based compensation expense — —
29
— — —
29
Common stock issued under equity
compensation plans, net
2,167
—
(22)
— — —
(22)
Balance, June 30, 2026
3,487,830
$
39
$
3,871
$
121,852
$
(19,993)
$
(11,895)
$
93,874
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
4,496
$
3,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses
(324)
103
Depreciation and amortization
1,110
1,033
Premium amortization and discount accretion, net
662
703
Net gain on sale of loans held for sale
(157)
(57)
Loans originated for sale
(5,345)
(3,088)
Proceeds from sale of loans
4,904
2,942
Increase in cash surrender value of bank-owned life insurance
(211)
(206)
Income recognized from death benefit on bank-owned life insurance
(68)
—
Stock-based compensation expense
29
—
Net increase in other assets
(935)
(130)
Net (decrease) increase in accrued expenses and other liabilities
(115)
101
Net cash provided by operating activities
4,046
4,764
Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale
11,048
11,043
(Increase) decrease in loans, net
(14,615)
1,287
Net purchases of premises and equipment
(197)
(430)
Proceeds from bank-owned life insurance death benefit
251
—
Increase in FHLB stock
(29)
—
Net cash (used in) provided by investing activities
(3,542)
11,900
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits
(9,675)
7,594
Net increase in interest-bearing deposits
75,067
36,433
Stock repurchases
(194)
—
Dividends paid
(1,885)
(1,886)
Net cash provided by financing activities
63,313
42,141
Net change in cash and cash equivalents
63,817
58,805
Cash and cash equivalents at beginning of period
147,832
93,354
Cash and cash equivalents at end of period $
211,649
$
152,159
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest $
5,324
$
5,673
Income taxes
1,102
1,030
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
Subsequent Events
The Company has evaluated the effects of events and
transactions through the date of this filing that have occurred subsequent to June 30, 2026.
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
Accounting Developments
In the first six months of 2026, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for
the respective period.
Diluted net earnings per share reflects
the potential dilution that could occur upon exercise of
securities or other rights for, or convertible into,
shares of the Company’s common stock.
During 2026, the Company
granted 8,172 restricted stock units (“RSUs”), which represent potential common shares.
During 2025, the Company
granted 3,029 RSUs, which vested during the first quarter of 2026.
RSUs are included in the computation of diluted net
earnings per share using the treasury stock method.
The basic and diluted net earnings per share computations for the respective periods are presented below:
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands, except share and per share data) 2026 2025 2026 2025
Basic:
Net earnings $
2,298
$
1,833
$
4,496
$
3,363
Weighted average
common shares outstanding
3,492,107
3,493,699
3,493,162
3,493,699
Net earnings per share $
0.66
$
0.52
$
1.29
$
0.96
Diluted:
Net earnings $
2,298
$
1,833
$
4,496
$
3,363
Weighted average
common shares outstanding, basic
3,492,107
3,493,699
3,493,162
3,493,699
Dilutive effect of restricted stock units
—
—
1,130
—
Weighted average
common shares outstanding, diluted
3,492,107
3,493,699
3,494,292
3,493,699
Net earnings per share
0.66
0.52
1.29
0.96

NOTE 3: SECURITIES
At June 30, 2026 and December 31, 2025, respectively,
all securities within the scope of ASC 320,
Investments – Debt and
Equity Securities,
were classified as available-for-sale.
The fair value and amortized cost for securities available-for-sale by contractual maturity at June 30, 2026 and December 31, 2025, respectively, are presented below.
1 year 1 to 5 5 to 10 After 10 Fair
Gross Unrealized
Amortized
(Dollars in thousands) or less years years years Value Gains Losses Cost
June 30, 2026
Agency obligations (a) $
553
39,763
12,120
—
52,436
—
4,978
$
57,414
Agency MBS (a)
—
20,572
22,036
108,488
151,096
—
19,643
170,739
State and political subdivisions
—
3,952
6,947
6,313
17,212
1
2,077
19,288
Total available-for-sale $
553
64,287
41,103
114,801
220,744
1
26,698
$
247,441
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
Securities with aggregate fair values of $
199.4
million and $
209.4
million at June 30, 2026 and December 31, 2025,
respectively, were
pledged to secure public deposits, securities sold under agreements to repurchase,
Federal Home Loan
Bank of Atlanta (“FHLB – Atlanta”) advances, and for other purposes required or permitted by law.
Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments.
The
carrying amounts of nonmarketable equity investments were $
1.4
million at both June 30, 2026 and December 31, 2025,
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
(Dollars in thousands) Value Losses Value Losses Value Losses
June 30, 2026:
Agency obligations
$
—
—
52,436
4,978
$
52,436
4,978
Agency MBS
2,562
82
148,534
19,561
151,096
19,643
State and political subdivisions
1,004
5
13,798
2,072
14,802
2,077
Total
$
3,566
87
214,768
26,611
$
218,334
26,698
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
For the securities in the previous table, as of June 30, 2026 the Company does not intend to sell and it is likely that
management will not be required to sell the securities prior to their anticipated recovery.
Agency Obligations
Investments in agency obligations are guaranteed of full and timely payments by the issuing agency.
Based on
management's analysis and judgment, there were no credit losses attributable to the Company’s investments in
agency
obligations at June 30, 2026.
Agency MBS
Investments in agency MBS are issued by Ginnie Mae, Fannie Mae, and
Freddie Mac. Each of these agencies provides
a
guarantee of full and timely payments of principal and interest by the issuing agency. Based on management's analysis
and
judgment, there were no credit losses attributable to the Company’s investments in agency MBS at June 30, 2026.
State and Political Subdivisions
Investments in state and political subdivisions are securities issued by various municipalities in the United States. The
majority of the portfolio was rated AA or higher,
with no securities rated below investment grade at June 30, 2026.
Based
on management's analysis and judgment, there were no credit losses attributable to the
Company’s investments in
state and
political subdivisions at June 30, 2026.
Realized Gains and Losses
The Company had no sales of securities during the quarters and six months ended June 30, 2026 and 2025, respectively.
NOTE 4: LOANS AND ALLOWANCE
FOR CREDIT LOSSES
June 30, December 31,
(Dollars in thousands) 2026 2025
Commercial and industrial $
27,754
$
33,887
Municipal 35,020
24,513
Construction and land development
58,855
56,436
Commercial real estate:
Owner occupied
56,118
59,568
Hotel/motel
54,455
47,870
Multifamily
61,606
51,516
Other
161,346
166,567
Total commercial
real estate
333,525
325,521
Residential real estate:
Consumer mortgage
61,348
59,781
Investment property
53,460
56,773
Total residential real
estate
114,808
116,554
Consumer installment
9,919
8,421
Total loans, net of unearned
income before basis adjustment
579,881
565,332
Basis adjustment associated with fair value hedge (1)
(292)
22
Total loans, net of unearned
income
$
579,589
$
565,354
(1) Represents the basis adjustment associated with application of hedge accounting on certain loans.
The basis adjustment
will be allocated to the amortized cost of associated loans within the portfolio if the hedge accounting is discontinued.
Refer to Note 7 - Derivative Instruments for additional information.

Loans secured by real estate were approximately 87.5% of the Company’s total loan portfolio at June 30, 2026.
At June 30,
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
Accordingly, the
allowance for credit losses and the provision for credit losses for prior periods have not been revised.
Loan balances in
prior period tables have been reclassified to conform to the current period presentation.
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
Also included are loans and lines for
construction of residential, multifamily,
and commercial buildings. Generally,
the primary source of repayment is
dependent upon the sale or refinancing of the real estate collateral.
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
borrower.

● Other
– primarily includes loans to finance income-producing commercial real estate. Loans in this class include
loans for neighborhood retail centers, medical and professional offices, single retail stores, industrial buildings,
and warehouses leased generally to local businesses and residents. Generally
,
the primary source of repayment is
dependent upon income generated from the real estate collateral. The underwriting of these loans takes into
consideration the occupancy and rental rates, as well as the financial health of the borrower.
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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of June
30, 2026 and December 31, 2025.
Accruing Accruing Total
30-89 Days Greater than Accruing Non-
Total
(Dollars in thousands) Current Past Due 90 days Loans Accrual Loans
June 30, 2026:
Commercial and industrial $
27,678
76
—
27,754
— $ 27,754
Municipal
35,020
—
—
35,020
—
35,020
Construction and land development
58,757
98
—
58,855
—
58,855
Commercial real estate:
Owner occupied
56,118
—
—
56,118
— 56,118
Hotel/motel
54,455
—
—
54,455
— 54,455
Multifamily
61,606
—
—
61,606
— 61,606
Other
161,346
—
—
161,346
—
161,346
Total commercial
real estate
333,525
—
—
333,525
—
333,525
Residential real estate:
Consumer mortgage
61,232
52
—
61,284
64
61,348
Investment property
53,225
235
—
53,460
—
53,460
Total residential real
estate
114,457
287
—
114,744
64
114,808
Consumer installment
9,881
38
—
9,919
—
9,919
Total $
579,318
499
—
579,817
64
$ 579,881
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
e xpected.

During 2026, the Company established municipal loans as a separate portfolio segment.
Certain prior period amounts have
been reclassified to conform to the current period presentation.
The following tables present credit quality indicators for the loan portfolio segments and classes by year of origination as of June 30, 2026 and December 31, 2025.
Year of Origination 2026 2025 2024 2023 2022
Prior to
2022
Revolving
Loans
Total
Loans
(Dollars in thousands)
June 30, 2026:
Commercial and industrial
Pass $
1,843
6,218
3,830
3,355
1,191
10,304
813
27,554
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
74
—
—
1
125
—
—
200
Nonaccrual
—
—
—
—
—
—
—
—
Total commercial and industrial
1,917
6,218
3,830
3,356
1,316
10,304
813
27,754
Current period gross charge-offs — — —
5
— — —
5
Municipal
Pass $
11,853
—
—
1,157
3,975
16,546
1,489
35,020
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total municipal
11,853
—
—
1,157
3,975
16,546
1,489
35,020
Current period gross charge-offs — — — — — — — —
Construction and land development
Pass
18,048
31,551
4,064
1,761
1,974
—
1,418
58,816
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
39
—
—
39
Nonaccrual
—
—
—
—
—
—
—
—
Total construction and land development
18,048
31,551
4,064
1,761
2,013
—
1,418
58,855
Current period gross charge-offs — — — — — — — —
Commercial real estate:
Owner occupied
Pass
1,058
10,375
1,417
9,141
5,961
26,713
354
55,019
Special mention
—
—
—
—
—
—
608
608
Substandard accruing
—
—
491
—
—
—
—
491
Nonaccrual
—
—
—
—
—
—
—
—
Total owner occupied
1,058
10,375
1,908
9,141
5,961
26,713
962
56,118
Current period gross charge-offs — — — — —
378
—
378
Hotel/motel
Pass
11,429
4,896
14,144
5,890
8,739
9,357
—
54,455
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total hotel/motel
11,429
4,896
14,144
5,890
8,739
9,357
—
54,455
Current period gross charge-offs — — — — — — — —

Year of Origination 2026 2025 2024 2023 2022
Prior to
2022
Revolving
Loans
Total
Loans
(Dollars in thousands)
June 30, 2026:
Multifamily
Pass
3,646
1,146
3,564
20,157
20,224
9,804
116
58,657
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
2,949
—
2,949
Nonaccrual
—
—
—
—
—
—
—
—
Total multifamily
3,646
1,146
3,564
20,157
20,224
12,753
116
61,606
Current period gross charge-offs — — — — — — — —
Other
Pass
25,989
25,461
32,442
16,546
26,592
33,386
930
161,346
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
—
—
—
—
—
—
—
Nonaccrual
—
—
—
—
—
—
—
—
Total other
25,989
25,461
32,442
16,546
26,592
33,386
930
161,346
Current period gross charge-offs — — — — — — — —
Residential real estate:
Consumer mortgage
Pass
5,102
5,827
3,545
15,502
16,088
12,268
1,972
60,304
Special mention
—
—
—
—
—
226
—
226
Substandard accruing
—
—
—
—
—
754
—
754
Nonaccrual
—
—
—
—
—
—
64
64
Total consumer mortgage
5,102
5,827
3,545
15,502
16,088
13,248
2,036
61,348
Current period gross charge-offs — — — — — — — —
Investment property
Pass
4,348
6,868
7,962
8,244
9,170
14,841
1,664
53,097
Special mention
—
—
—
—
—
—
—
—
Substandard accruing
—
234
—
37
90
2
—
363
Nonaccrual
—
—
—
—
—
—
—
—
Total investment property
4,348
7,102
7,962
8,281
9,260
14,843
1,664
53,460
Current period gross charge-offs — — — — — — — —
Consumer installment
Pass
3,601
2,983
1,406
607
632
195
481
9,905
Special mention
—
—
5
—
—
—
—
5
Substandard accruing
—
—
5
—
—
—
4
9
Nonaccrual
—
—
—
—
—
—
—
—
Total consumer installment
3,601
2,983
1,416
607
632
195
485
9,919
Current period gross charge-offs —
22
—
14
— — —
36
Total loans
Pass
86,917
95,325
72,374
82,360
94,546
133,414
9,237
574,173
Special mention
—
—
5
—
—
226
608
839
Substandard accruing
74
234
496
38
254
3,705
4
4,805
Nonaccrual
—
—
—
—
—
—
64
64
Total loans $
86,991
95,559
72,875
82,398
94,800
137,345
9,913
$
579,881
Total current period gross charge-offs $
—
22
—
19
—
378
— $
419

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
837
—
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
Total multifamily
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
3
—
297
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
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Provision for credit losses:
Loans $
(212)
$
166
$
(210)
$
110
Reserve for unfunded commitments
(36)
(53)
(114)
(7)
Total provision for credit
losses
$
(248)
$
113
$
(324)
$
103
The provision for credit losses for the quarter and six months reflects both changes in credit conditions and the impact of
the refinement in portfolio segmentation during the first quarter of 2026, including the reclassification of municipal loans
previously included in commercial and industrial loans.
The following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective periods.
(Dollars in thousands)
Commercial
and industrial Municipal
Construction
and land
development
Commercial
real estate
Residential
real estate
Consumer
installment Total
Quarter ended June 30, 2026:
Beginning balance $
686
154
694
4,056
1,029
157
$
6,776
Charge-offs
—
—
—
—
—
(3)
(3)
Recoveries
4
—
—
—
7
14
25
Net (charge-offs) recoveries
4
—
—
—
7
11
22
Provision for credit losses
(148)
(4)
(19)
(97)
58
(2)
(212)
Ending balance $
542
150
675
3,959
1,094
166
$
6,586
Six months ended June 30, 2026:
Beginning balance $
1,129
—
1,304
3,777
837
129
$
7,176
Charge-offs
(5)
—
—
(378)
—
(36)
(419)
Recoveries
4
—
—
—
9
26
39
Net (charge-offs) recoveries
(1)
—
—
(378)
9
(10)
(380)
Provision for credit losses
(586)
150
(629)
560
248
47
(210)
Ending balance $
542
150
675
3,959
1,094
166
$
6,586
Quarter ended June 30, 2025:
Beginning balance $
1,219
n/a
1,401
3,153
861
116
$
6,750
Charge-offs
(3)
n/a
—
—
(6)
(9)
(18)
Recoveries
1
n/a
—
—
61
5
67
Net (charge-offs) recoveries
(2)
n/a
—
—
55
(4)
49
Provision for credit losses
(5)
n/a
212
(2)
(50)
11
166
Ending balance $
1,212
n/a
1,613
3,151
866
123
$
6,965
Six months ended June 30, 2025:
Beginning balance $
1,244
n/a
1,059
3,842
588
138
$
6,871
Charge-offs
(103)
n/a
—
—
(7)
(9)
(119)
Recoveries
30
n/a
—
—
63
10
103
Net (charge-offs) recoveries
(73)
n/a
—
—
56
1
(16)
Provision for credit losses
41
n/a
554
(691)
222
(16)
110
Ending balance $
1,212
n/a
1,613
3,151
866
123
$
6,965

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
Accordingly, the
allowance for credit losses and the provision for credit losses for prior periods have not been revised.
Loan balances in
prior period tables have been reclassified to present municipal loans as a separate segment to conform to the current period
presentation.
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
at June 30, 2026.
The following table
presents the amortized cost basis of collateral dependent loans, which were individually evaluated to determine expected
credit losses at December 31, 2025.
(Dollars in thousands) Real Estate Total Loans
December 31, 2025:
Commercial real estate $
378
$
378
Total
$
378
$
378
At June 30, 2026 and December 31, 2025, the Company had one additional individually evaluated commercial real estate
loan in the amount of $
3.0
million that was not considered collateral dependent and was accruing in accordance with its
contractual terms.
This loan had an allowance of $
0.5
million at June 30, 2026 and December 31, 2025, respectively.
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
Nonaccrual Loans Nonaccrual Loans Total
(Dollars in thousands) With No Allowance With An Allowance Nonaccrual Loans
June 30, 2026
Residential real estate $ —
64
$
64
Total
$ —
64
$
64
December 31, 2025
Commercial real estate $
378
— $
378
Residential real estate —
104
104
Total
$
378
104 $
482
The Company did not recognize any interest income on nonaccrual loans during the quarter or six months ended June 30,
2026 and 2025.
There were no modifications to borrowers experiencing financial difficulty during
the quarter or six months ended June 30,
2026 and 2025.

NOTE 5:
STOCK-BASED COMPENSATION
The Company maintains the 2024 Equity and Incentive Compensation
Plan (the “Plan”), which permits the grant of equity-
based awards, including restricted stock units (“RSUs”), to employees of the
Company and its subsidiaries.
On June 5, 2026, the Compensation Committee (the “Committee”) of
the Board of Directors adopted and approved grants
of
8,172
RSUs pursuant to the Plan and a Notice of Discretionary Equity Award
Agreement and related Terms
and
Conditions (together, the “RSU Award
Agreement”).
The RSUs vest in installments of 33% in 2027, 33% in 2028, and
34% in 2029, subject to the recipient’s
continued service through each vesting date.
The grant-date fair value of the RSUs
was $
25.09
per unit, based on the closing price of the Company’s
common stock on the date of grant, resulting in an
aggregate grant-date fair value of approximately $
205
thousand.
The RSUs accrue dividend equivalents on unvested units
equal to cash dividends declared on the Company’s
common stock, which are subject to the same vesting conditions as the underlying RSUs.
Upon vesting, the Company will withhold a portion of the shares otherwise issuable to satisfy the
recipients’ tax withholding obligations.
The Company recognized approximately $
5
thousand of stock-based compensation expense related to this grant during the
quarter and six months ended June 30, 2026.
Such expense is included in salaries and benefits expense, with a corresponding increase to additional paid-in capital.
At June 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $200 thousand, which is expected to be recognized over the remaining vesting period of
approximately three years.
The unvested RSUs had no dilutive effect on weighted average shares outstanding for the
quarter ended June 30, 2026, as determined under the treasury stock method.
RSUs granted on July 24, 2025 vested during the first quarter of 2026, and no unvested awards remained outstanding at
June 30, 2026 related to that grant.
The Company recognized $
24
thousand of stock-based compensation expense during
the first six months of 2026 related to those RSUs.
NOTE 6:
COMMITMENTS AND CONTINGENT LIABILITIES
Contingent Liabilities
During the second quarter of 2026, the Company identified a loss contingency in connection with the release of a mortgage
lien. Based on the facts known to management, the Company determined that a loss was probable and reasonably estimable
and recorded a pre-tax accrual of $
390
thousand within other noninterest expense for the quarter and six months ended June
30, 2026, in accordance with applicable accounting guidance for loss contingencies.
The Company has submitted a claim to its insurer for recovery.
As of June 30, 2026, the Company has not recorded a
receivable for any potential insurance recovery,
as the recognition criteria for a gain contingency under generally accepted accounting principles have not yet been satisfied. Any recovery received from the insurer will be recognized in the period
in which it is realized or realizable.

NOTE 7: DERIVATIVE
INSTRUMENTS
The Company enters into interest rate swaps to manage exposure to changes in interest rates on certain loans. The Company
does not enter into derivative instruments for speculative or trading purposes.
The Company had two swaps designated as fair value hedges of changes in the fair value of specified loans attributable to
changes in the benchmark interest rate (the SOFR overnight index swap rate) that qualified for the shortcut method under
ASC 815, Derivatives and Hedging
at June 30, 2026, compared to one such swap at December 31, 2025.
Accrued interest
receivable related to the swaps is included in Other Assets or Other Liabilities, as applicable.
Under the terms of the swaps, the Company pays fixed rates and receives variable rates based on SOFR (daily SOFR
compounded in arrears). Because the hedges qualify for the shortcut method, the hedge relationships are assumed to be
perfectly effective, and therefore no hedge ineffectiveness
is recognized.
The following table presents the fair value of derivative instruments designated as hedging instruments as of June 30, 2026
and December 31, 2025:
Balance Sheet Notional Fair Value Fair Value
(Dollars in thousands) Location Amount Asset Liability
June 30, 2026:
Interest rate swaps (fair value hedge) Other Assets $
21,840
292
$
—
Total interest rate swap
agreements
$
21,840
292
$
—
Balance Sheet Notional Fair Value Fair Value
(Dollars in thousands) Location Amount Asset Liability
December 31, 2025:
Interest rate swap (fair value hedge) Other Liabilities $
9,988
—
$
22
Total interest rate swap
agreements
$
9,988
—
$
22
The following table presents the carrying amount of hedged loans and the cumulative amount of fair value hedging
adjustments included in the carrying amount of the hedged loans:
Cumulative Fair
Value Hedging
Carrying Amount Adjustment Included
(Dollars in thousands) of Hedged Loans in Carrying Amount
June 30, 2026:
Loans, net of unearned income $
21,548
$
(292)
December 31, 2025:
Loans, net of unearned income $
10,010
$
22
The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Earnings for the
quarters and six months ended June 30, 2026 and 2025.
Gains and losses on both the interest rate swaps and the hedged items attributable to the hedged risk are recognized in interest income (loans):
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Amount of gain (loss) recognized in income
on derivative $
271
$
—
$
314
$
—
Amount of gain (loss) recognized in income
on hedged item attributable to hedged risk
(271)
—
(314)
—
Net impact on interest income (loans) $
—
$
—
$
—
$
—
The Company had no derivatives designated as hedging instruments during the quarter and six months ended June 30,
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
The nature of the Company’s financial
assets and liabilities generally is such
that transfers in and out of any level are expected to be infrequent. For the six months ended June 30, 2026, there were no
transfers between levels and no changes in valuation techniques for the
Company’s financial assets and liabilities.
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
Because the significant inputs used in
valuing the interest rate swaps are observable in active markets, the Company classifies these instruments within Level 2 of
the fair value hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of June
30, 2026 and December 31, 2025, respectively,
by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).
Quoted Prices in Significant
Active Markets Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2026:
Securities available-for-sale:
Agency obligations
$
52,436
—
52,436
—
Agency MBS
151,096
—
151,096
—
State and political subdivisions
17,212
—
17,212
—
Total securities available
-for-sale
220,744
—
220,744
—
Other assets - interest rate swaps
292
—
292
—
Total
assets at fair value
$
221,036
—
221,036
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
June 30, 2026 and December 31, 2025, respectively,
by caption, on the accompanying consolidated balance sheets and by
ASC 820 valuation hierarchy (as described above):
Quoted Prices in
Active Markets Other Significant
for Observable Unobservable
Carrying Identical Assets Inputs Inputs
(Dollars in thousands) Amount (Level 1) (Level 2) (Level 3)
June 30, 2026:
Other assets (2) $
741
—
—
741
Total assets at fair value $
741
—
—
741
December 31, 2025:
Loans, net (1) $
378
—
—
378
Other assets (2)
771
—
—
771
Total assets at fair value $
1,149
—
—
1,149
(1) Loans considered collateral dependent under ASC 326 Financial Instruments - Credit Losses .
(2)
Represents MSRs, net, carried at lower of cost or estimated
fair value.
Quantitative Disclosures for Level 3 Fair Value
Measurements
At June 30, 2026 and December 31, 2025, the Company had no Level 3
assets measured at fair value on a recurring basis.
For Level 3 assets measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025, the significant
unobservable inputs used in the fair value measurements are presented below.
Range of
Weighted
Carrying
Significant
Unobservable Average
(Dollars in thousands) Amount Valuation Technique Unobservable Input Inputs of Input
June 30, 2026:
Mortgage servicing rights, net $
741
Discounted cash flow Prepayment speed or CPR
6.0
-
7.1
%
6.1
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
The carrying value, related estimated fair value,
and placement in the fair value hierarchy of the Company’s
financial
instruments at June 30, 2026 and December 31, 2025 are presented below.
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
The following table summarizes our fair value estimates:
Fair Value Hierarchy
Carrying Estimated Level 1 Level 2 Level 3
(Dollars in thousands) amount fair value inputs inputs Inputs
June 30, 2026:
Financial Assets:
Loans, net (1) $
573,003
$
559,934
—
—
$
559,934
Loans held for sale
716
730
—
730
—
Financial Liabilities:
Time Deposits $
184,287
$
183,536
—
183,536
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
This discussion is intended to supplement and
highlight information contained in the accompanying unaudited condensed consolidated financial statements and related
notes for the quarter and six months ended June 30, 2026 and 2025, as well as the information contained in our Annual
Report on Form 10-K for the year ended December 31, 2025 and our Quarterly
Reports on Form 10-Q.
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
●
changes in banking, securities and tax laws, regulations and rules and their application by the regulators, including
capital and liquidity requirements, greater nonbank participation in the
Federal Reserve payments system, and in
the coverage and cost of FDIC deposit insurance;
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
Summary of Results of Operations
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands, except per share amounts) 2026 2025 2026 2025
Net interest income (a) $ 7,995 $ 7,411 $ 15,827 $ 14,523
Less: tax-equivalent adjustment 107 67 206 134
Net interest income (GAAP) 7,888 7,344 15,621 14,389
Noninterest income
878 789 1,771 1,536
Total revenue
8,766 8,133 17,392 15,925
Provision for credit losses (248) 113 (324) 103
Noninterest expense 6,105 5,702 12,006 11,582
Income tax expense 611 485 1,214 877
Net earnings $ 2,298 $ 1,833 $ 4,496 $ 3,363
Basic and diluted earnings per share $ 0.66 $ 0.52 $ 1.29 $ 0.96
(a) Tax-equivalent.
See "Table 1 - Explanation of Non-GAAP Financial Measures."
Financial Summary
The Company’s net earnings were $4.5
million for the first six months of 2026, a 34% increase compared to $3.4 million for the first six months of 2025.
Basic and diluted earnings per share were $1.29 per share for the first six months of 2026, compared to $0.96 per share for the first six months of 2025.
Net interest income (tax-equivalent) was $15.8 million for the first six months of 2026, a 9% increase compared to $14.5
million for the first six months of 2025.
This increase was due to growth in average interest-earning assets and improvements in our net interest margin.
The Company’s net interest margin
(tax-equivalent) was 3.31% for the first six
months of 2026 compared to 3.13% for the first six months of 2025.
This increase was primarily due to higher yields on
interest-earning assets, a decrease in our cost of interest-bearing deposits, and a more favorable asset mix.
Average loans
were approximately $580.2 million in the first six months of 2026, compared to $563.1 million in the first six months of
2025.
The Company recorded a negative provision for credit losses of $(324) thousand in the first six months of 2026, compared
to a charge to provision for credit losses of $103 thousand in the first six months of 2025.
The provision for credit losses is
affected by changes in overall balance and composition of our loan portfolio and unfunded commitments, our internal
assessment of the credit quality of the loan portfolio, our expectations about future economic conditions, and net charge-
offs.
Noninterest income was $1.8 million in the first six months of 2026, compared to $1.5 million in the first six months of
2025.
The increase was primarily due to increased mortgage lending income and bank-owned life insurance (“BOLI”)
income related to non-taxable death benefits received during the second quarter of 2026.
Noninterest expense was $12.0 million in the first six months of 2026, compared to $11.6 million in the first six months of
2025.
The increase was primarily due to a $0.4 million loss contingency accrual recorded in other noninterest expense
during the second quarter of 2026, partially offset by a decrease in net occupancy and equipment expense.
See “Note 6 –
Commitments and Contingent Liabilities” to the accompanying consolidated financial statements.

The provision for income tax expense was $1.2 million for the first six months of 2026 compared to $0.9 million for the
first six months of 2025.
The Company’s effective tax
rate for the first six months of 2026 was 21.26%, compared to
20.68% in the first six months of 2025.
The Company’s effective income
tax rate is principally affected by tax-exempt
earnings from the Company’s investments
in municipal securities and loans, BOLI, and New Markets Tax
Credits
(“NMTCs”).
The Company paid cash dividends of $0.54 per share in the first six months of 2026 and 2025.
At June 30, 2026, the
Bank’s regulatory capital ratios were
well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.24%, a tier 1 leverage ratio of 10.65% and a common equity
tier 1 (“CET1”) ratio of 16.26% at June 30, 2026.
See “Balance Sheet Analysis – Capital Adequacy.”
For the second quarter of 2026, net earnings were $2.3 million, or $0.66 per share, compared to $1.8 million, or $0.52 per
share, for the second quarter of 2025, a 27% increase in earnings per share.
Net interest income (tax-equivalent) was $8.0
million for the second quarter of 2026 compared to $7.4 million for the second quarter of 2025.
The increase was due to
growth in average interest-earning assets and improvements in our net interest margin.
The Company’s net interest margin
(tax-equivalent) was 3.33% in the second quarter of 2026 compared to 3.18% in the second quarter of 2025.
The increase
was primarily due to higher yields on interest-earning assets, a more favorable asset mix, and a decrease in our cost of
interest-bearing deposits.
The Company recorded a negative provision for credit losses of $(248) thousand in the second
quarter of 2026, compared to a provision for credit losses of $113 thousand in the second quarter of 2025.
Noninterest
income was $0.9 million for the second quarter of 2026, compared to $0.8 million for the second quarter of 2025, primarily
reflecting an increase in BOLI income from non-taxable death benefits received during the second quarter of 2026.
Noninterest expense was $6.1 million in the second quarter of 2026, compared to $5.7 million in the second quarter of
2025, with the increase primarily due to the $0.4 million loss contingency accrual recorded in other noninterest expense.
Income tax expense was $0.6 million for the second quarter of 2026 compared to $0.5 million for the second quarter of
2025.
The Company’s effective tax
rate for the second quarter of 2026 was 21.00%, compared to 20.92% in the second quarter of 2025.
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
$ 580,231 5.66% $ 563,086 5.49%
Securities 253,550 1.96% 277,026 1.97%
Federal funds sold 26,925 3.56% 26,282 4.38%
Interest-bearing bank deposits 104,452 3.71% 68,777 4.44%
Total interest-earning
assets
965,158 4.42% 935,171 4.34%
Deposits:
NOW 224,944 1.26% 204,069 1.37%
Savings and money market 265,739 0.87% 248,233 0.93%
Time deposits 180,523 3.08% 187,763 3.27%
Total interest-bearing
deposits
671,206 1.60% 640,065 1.76%
Short-term borrowings — — 55 3.67%
Total interest-bearing
liabilities
671,206 1.60% 640,120 1.76%
Net interest income and margin (tax-equivalent) $ 15,827 3.31% $ 14,523 3.13%

Net Interest Income and Margin
Net interest income (tax-equivalent) was $15.8 million for the first six months of 2026, a 9% increase compared to $14.5
million for the first six months of 2025.
This increase was due to growth in average interest-earning assets and improvements in our net interest margin.
Average interest-earning
assets were $965.2 million during the first six months of
2026, a 3% increase compared to $935.2 million during the first six months of 2025.
The Company’s net interest margin
(tax-equivalent) was 3.31% for the first six months of 2026 compared to 3.13%
for the first six months of 2025.
This
increase was primarily due to higher yields on interest-earning assets, a more favorable asset mix, and a decrease in our cost
of interest-bearing deposits.
The Federal Reserve announced a 25-basis point reduction in the target range for the federal
funds rate in each of September, October
and December 2025.
At June 30, 2026, the Federal Reserve’s target
federal funds
rate range remained at 3.50% to 3.75%, which the Federal Reserve reaffirmed at its July 29, 2026 meeting.
The tax-equivalent yield on total interest-earning assets increased by
8 basis points to 4.42% in the first six months of 2026
compared to 4.34% in the first six months of 2025.
This increase was primarily due to higher yields on loans and a more favorable asset mix.
The cost of interest-bearing liabilities decreased 16 basis points in the first six months of 2026 to 1.60%, compared to
1.76% in the first six months of 2025, following decreases to the federal funds rate.
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
2026.
Provision for Credit Losses
The Company recorded a negative provision for credit losses of $(324) thousand in the first six months of 2026, compared
to a charge to provision for credit losses of $103 thousand in the first six months of 2025.
For the second quarter of 2026,
the Company recorded a negative provision for credit losses of $(248) thousand, compared to a charge to provision for
credit losses of $113 thousand in the second quarter
of 2025.
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
At June 30, 2026,
the Company’s allowance for credit
losses was $6.6 million, or 1.14% of total loans, compared to $7.2 million, or 1.27% of total loans, at December 31, 2025.
The decrease from December 31, 2025 was primarily due to refinements in the
Company’s calculation of
current expected credit losses (“CECL”).
During the first quarter of 2026, the Company
established a new loan segment within its CECL calculation for municipal loans, which reduced the allowance for credit
losses due to lower expected credit losses associated with these loans.
Prior to this change, municipal loans were included
in the commercial and industrial loan segment for CECL.

Noninterest Income
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Service charges on deposit accounts $ 153 $ 152 $ 306 $ 307
Mortgage lending income 132 131 304 224
Bank-owned life insurance 171 101 279 206
Other 422 405 882 799
Total noninterest income $ 878 $ 789 $ 1,771 $ 1,536
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
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Origination income $ 62 $ 49 $ 157 $ 57
Servicing fees, net 70 82 147 167
Total mortgage lending
income
$ 132 $ 131 $ 304 $ 224
The Company’s mortgage
lending income typically fluctuates as mortgage interest rates change.
Origination income
increased due to increased mortgage lending demand in our primary market area, which was partially offset by a decrease
in servicing fees, net of related amortization expense.
Income from bank-owned life insurance increased due to non-taxable death benefits received during the second quarter of
2026.
Noninterest Expense
Quarter ended June 30,
Six months ended June 30,
(Dollars in thousands) 2026 2025 2026 2025
Salaries and benefits $ 3,267 $ 3,258 $ 6,637 $ 6,568
Net occupancy and equipment 552 604 1,127 1,318
Professional fees 327 385 776 672
Other 1,959 1,455 3,466 3,024
Total noninterest expense $ 6,105 $ 5,702 $ 12,006 $ 11,582
The increase in other noninterest expense was primarily due to a $0.4 million loss contingency accrual recorded during the
second quarter of 2026 related to the release of a mortgage lien in connection with a commercial lending relationship.
The
Company has submitted a claim to its insurer for recovery,
but no insurance recovery has been recognized in the second
quarter 2026 results.
See “Note 6 – Commitments and Contingent Liabilities” to the accompanying consolidated financial
statements.

The decrease in net occupancy and equipment expense was primarily due to increased leasing income associated with the
Company’s headquarters.
The increase in professional fees for the first six months of 2026 was primarily due to an increase in legal expenses.
Income Tax
Expense
Income tax expense was $1.2 million for the first six months of 2026, compared to $0.9 million for the first six months of
2025.
The increase was primarily due to the level of pre-tax earnings.
The Company’s effective tax
rate was 21.26% for
the first six months of 2026, compared to 20.68% for the first six months of 2025.
The Company’s effective
income tax
rate is affected principally by tax-exempt earnings from the Company’s investments in municipal securities and loans,
BOLI, and NMTCs.
BALANCE SHEET ANALYSIS
Securities
Securities available-for-sale were $220.7 million at June 30, 2026
,
compared to $233.3 million at December 31, 2025.
This
decrease reflects a decrease in the amortized cost basis of securities available-for
-sale, primarily due to normal paydowns
and maturities, of $11.8 million and a decrease
in the fair value of securities available-for-sale of $0.8 million.
The average
annualized tax-equivalent yields earned on total securities were 1.96%
in the first six months of 2026 compared to 1.97% in
the first six months of 2025.
Loans
2026 2025
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Commercial and industrial $ 27,754 31,841 33,887 29,647 32,027
Municipal 35,020 35,703 24,513 25,455 27,746
Construction and land development 58,855 60,248 56,436 79,045 93,820
Commercial real estate 333,525 334,602 325,521 298,681 282,868
Residential real estate 114,808 111,143 116,554 116,279 117,160
Consumer installment 9,919 8,524 8,421 8,805 9,093
Total loans $ 579,881 582,061 565,332 557,912 562,714
Total loans were $579.9
million at June 30, 2026, compared to $565.3 million at December 31,
2025.
Three loan categories
represented the majority of the loan portfolio at June 30, 2026: commercial real estate (58%), residential real estate (20%),
and construction and land development (10%).
Approximately 17% of the Company’s commercial
real estate loans were
classified as owner-occupied at June 30, 2026.
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
or 2% of total loans,
and $12.3 million, or 2%, of total loans at June 30, 2026 and December 31, 2025, respectively.
For
residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only
payments at June 30, 2026 and December 31, 2025. The Company’s
residential real estate mortgage portfolio does not
include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products
which are generally viewed as high risk.
The average yield earned on loans and loans held for sale was 5.66% in the first six months of 2026 and 5.49% in the first
six months of 2025.

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
The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized
loans, investigating the creditworthiness of borrowers and monitoring borrowers’
financial position. Also, we have
established and periodically review lending policies and procedures.
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
At June 30, 2026, the Bank had no loan
relationships exceeding our internal limit.
We periodically
analyze our commercial and industrial and commercial real estate loan portfolios to determine if a
concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the
financial services industry in order to categorize our commercial borrowers.
Loans to borrowers in each of the following
classes exceeded 25% of the Bank’s
total risk-based capital at June 30, 2026 (and related balances at December
31, 2025).
June 30, December 31,
(Dollars in thousands) 2026 2025
Multifamily residential properties $ 61,606 $ 51,516
Hotel/motel 54,455 47,870
Lessors of 1-4 family residential properties 53,460 56,773
Shopping centers/strip malls 42,363 42,444
Allowance for Credit Losses
Our allowance for credit losses was approximately $6.6 million and $7.2 million at June 30, 2026 and December 31, 2025,
respectively, which our
management believed to be adequate at each of the respective dates.
Our allowance for credit
losses as a percentage of total loans was 1.14% at June 30, 2026, compared to 1.27% at December 31, 2025.
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
Losses are predicted over a period of time determined to be reasonable and supportable, and
at the end of the reasonable and supportable period losses are reverted to long term historical averages. At June 30, 2026,
reasonable and supportable periods of 4 quarters were utilized followed by an 8-quarter straight line reversion period to
long term averages.

The allowance for credit losses by loan category for the second quarter of 2026 and the previous four quarters is presented
below.
2026 2025
Second Quarter First Quarter Fourth Quarter Third Quarter Second Quarter
(Dollars in thousands) Amount %* Amount %* Amount %* Amount %* Amount %*
Commercial and industrial $ 542 6.0 $ 686 5.5 $ 1,129 10.3 $ 1,126 9.9 $ 1,212 10.6
Municipal 150 4.8 154 6.1 n/a n/a n/a n/a n/a n/a
Construction and land
development 675 10.1 694 10.4 1,304 10.0 1,445 14.2 1,613 16.7
Commercial real estate 3,959 57.6 4,056 57.4 3,777 57.6 3,145 53.5 3,151 50.3
Residential real estate 1,094 19.8 1,029 19.1 837 20.6 836 20.8 866 20.8
Consumer installment 166 1.7 157 1.5 129 1.5 139 1.6 123 1.6
Total allowance for
credit losses
$ 6,586 $ 6,776 $ 7,176 $ 6,691 $ 6,965
* Loan balance in each category expressed as a percentage of total loans.
A summary of the changes in the allowance for credit losses and certain asset quality ratios for the second quarter of 2026
and the previous four quarters is presented below.
2026 2025
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Balance at beginning of period
$ 6,776 7,176 6,691 6,965 6,750
Charge-offs:
Commercial and industrial
— (5) (39) — (3)
Commercial real estate
— (378) (296) — —
Residential real estate
— — — — (6)
Consumer installment
(3) (33) — (87) (9)
Total charge
-offs
(3) (416) (335) (87) (18)
Recoveries
25 14 30 9 67
Net (charge-offs) recoveries
22 (402) (305) (78) 49
Provision for credit losses - Loans
(212) 2 790 (196) 166
Ending balance
$ 6,586 6,776 7,176 6,691 6,965
as a % of loans 1.14% 1.16 1.27 1.20 1.24
as a % of nonperforming loans 10,291% 6,643 1,489 6,434 2,306
Net charge-offs (recoveries) as % of average
loans (a)
(0.02) % 0.28 0.22 0.06 (0.03)
(a) Net charge-offs (recoveries) are annualized.
Net charge-offs were $380 thousand for the
first six months of 2026, compared to net charge-offs
of $16 thousand for the
first six months of 2025. Net charge-offs in
the first six months of 2026 were primarily related to one nonperforming collateral-dependent loan.
Nonperforming Assets
At June 30, 2026 and December 31, 2025, the Company had $0.1 million and $0.5 million, respectively,
in nonperforming
assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the second
quarter of 2026 and the previous four quarters.
2026 2025
Second First Fourth Third Second
(Dollars in thousands) Quarter Quarter Quarter Quarter Quarter
Nonperforming assets:
Nonaccrual loans $ 64 102 482 104 302
Total nonperforming
assets
$ 64 102 482 104 302
as a % of loans and other real estate owned 0.01% 0.02 0.09 0.02 0.05 as a % of total assets 0.01% 0.01 0.05 0.01 0.03
Nonperforming loans as a % of total loans 0.01% 0.02 0.09 0.02 0.05
Accruing loans 90 days or more past due $ — 208 — 77 —
The table below provides information concerning the composition of nonaccrual loans for the second quarter of 2026 and
the previous four quarters.
2026 2025
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Nonaccrual loans:
Commercial real estate — — 378 — 119
Residential real estate 64 102 104 104 183
Total nonaccrual
loans
$ 64 102 482 104 302
The Company discontinues the accrual of interest income when (1)
there is a significant deterioration in the financial
condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is
90 days or more past due, unless the loan is both well-secured and in the process of collection.
The Company had no loans 90 days or more past due and still accruing at June 30, 2026 or December
31, 2025.
The Company had no other real estate owned at June 30, 2026 or December 31, 2025.
Deposits
(In thousands) 2026 2025
Noninterest-bearing demand $ 258,351 268,026
NOW 219,623 214,827
Money market 234,874 170,352
Savings 91,183 92,920
Certificates of deposit under $250,000 101,932 97,458
Certificates of deposit and other time deposits of $250,000 or more 82,355 79,343
Total deposits $ 988,318 922,926

Total deposits were $988.3
million at June 30, 2026, compared to $922.9 million at December 31, 2025.
The increase was
primarily due to fluctuations in reciprocal customer deposits retained on balance sheet and growth in money market account
balances, partially offset by lower noninterest-bearing
demand deposits.
Noninterest-bearing deposits were 26% of total
deposits at June 30, 2026, compared to 29% of total deposits at December 31,
2025.
The Company had no brokered
deposits at June 30, 2026 and December 31, 2025.
The average rate paid on total interest-bearing deposits was 1.60% in the first six months of 2026, compared to 1.76% in
the first six months of 2025.
The Bank participates in the Certificates of Deposit Account Registry Service (the
“CDARS”) and the Insured Cash Sweep
product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose
of improving the FDIC insurance coverage for our depositors.
The Company had reciprocal deposits on its balance sheet of
$82.3 million at June 30, 2026, compared to $9.8 million at December 31,
2025.
At June 30, 2026, the Company had no
reciprocal deposits sold, compared to $79.7 million at December 31, 2025.
At June 30, 2026, estimated uninsured deposits totaled $380.4 million, or
38% of total deposits, compared to $392.9
million, or 43% of total deposits at December 31, 2025.
Uninsured amounts are estimated based on the portion of account balances that exceed FDIC insurance limits.
The Bank’s uninsured deposits at June
30, 2026 and December 31, 2025
include approximately $217.1 million and $228.7 million, respectively, of deposits of state, county and local governments
that are collateralized by securities.
Deposits of state, county and local governments were 57% and 58%
of our estimated
uninsured deposits at June 30, 2026 and December 31, 2025, respectively.
The estimated uninsured time deposits by maturity as of June 30,
2026 are presented below.
(Dollars in thousands) June 30, 2026
Maturity of:
3 months or less $ 23,194
Over 3 months through 6 months 44,789
Over 6 months through 12 months 11,319
Over 12 months 3,053
Total estimated uninsured
time deposits
$ 82,355
Other Borrowings and Available
Credit
The Company had no long-term debt at June 30, 2026 and December 31, 2025.
The Bank utilizes short and long-term non-
deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities
sold under agreements to repurchase with an original maturity of one year or less.
The Bank had available federal funds
lines totaling $73.2 million and $65.2 million, with no federal fund borrowings outstanding at June 30, 2026, and December
31, 2025, respectively.
The Bank is eligible to borrow from the FRB’s discount
window, but had no
such borrowings at
June 30, 2026 and December 31, 2025.
The Bank is a member of the FHLB-Atlanta and has borrowed from the
FHLB-Atlanta, and in the future may borrow from
time to time under the FHLB-Atlanta’s
advance program.
FHLB-Atlanta advances include both fixed and variable terms
and provide various maturities, and generally are secured by eligible assets.
The Bank had no borrowings under FHLB-
Atlanta’s advance program
at June 30, 2026 and December 31, 2025.
At those dates, the Bank had $307.9 million and
$304.9 million, respectively,
of available lines of credit at the FHLB-Atlanta.
CAPITAL ADEQUACY
At June 30, 2026, the Company’s consolidated
stockholders’ equity (book value) was $93.9 million, or $26.91 per share, compared to $92.1 million, or $26.35 per share, at December 31, 2025.
The increase from December 31, 2025 was
primarily driven by net earnings of $4.5 million, which was partially offset by cash dividends paid of $1.9 million, an other
comprehensive loss of $0.6 million due to an increase in unrealized losses on securities available-for-sale, net of tax, and
stock repurchases of $0.2 million.
Unrealized losses do not affect the Bank’s
capital for regulatory capital purposes.
The
Company’s equity-to-assets ratio
was 8.65% at June 30, 2026, compared to 9.04% at December 31, 2025.
The decrease in
the equity-to-assets ratio was due primarily to balance sheet growth from retaining all reciprocal deposits on balance sheet
at June 30, 2026.

The Company paid cash dividends of $0.54 per share for both the first six months of 2026 and the first six months of 2025.
The Federal Reserve has treated us as a “small bank holding company” under the Federal Reserve’s
Small Bank Holding
Company Policy.
Accordingly, our capital adequacy
is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries.
The Bank’s tier 1 leverage ratio was 10.65%,
CET1 risk-based capital ratio was 16.26%, tier 1
risk-based capital ratio was 16.26%, and total risk-based capital ratio was 17.24%
at June 30, 2026.
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
At
June 30, 2026, the Bank had a capital conservation buffer
of 9.24%.
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
At June 30, 2026, our earnings simulation model indicated that we were in compliance with the policy guidelines noted
above.

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
At June 30, 2026, our EVE model indicated that we were in compliance with our policy guidelines.
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
The Company may also use derivative financial instruments to improve the balance between interest-sensitive assets and
interest-sensitive liabilities, and as a tool to manage interest rate sensitivity while continuing to meet the credit and deposit
needs of our customers. From time to time, the Company also may enter into back-to-back interest rate swaps to facilitate
customer transactions and meet their financing needs. These interest rate swaps qualify as derivatives, and may be
designated as hedging instruments. At June 30, 2026, the Company had two derivative contracts designated as part of a
hedging relationship to assist in managing its interest rate sensitivity compared to one such derivative contract at December
31, 2025.
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
funding for growth and liquidity.
Advances include both fixed and variable terms and may be taken out with varying maturities. At June 30, 2026, the Bank had no FHLB - Atlanta advances outstanding and available credit from the FHLB of
$307.9 million. At June 30, 2026, the Bank also had $73.2 million of available uncommitted federal funds lines with no
borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio.
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
Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual
Obligations
At June 30, 2026, the Bank had outstanding standby letters of credit of $2.
8
million and unfunded loan commitments
outstanding of $47.6 million.
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
As of June 30, 2026, the aggregate unpaid principal balance of residential mortgage loans, which we have originated and
sold, but retained the servicing rights, was $183.9 million.
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
The Company was not required to repurchase any loans during the first six months of 2026 as a result of representation and
warranty provisions contained in the Company’s
sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at June 30, 2026.
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
As of June 30, 2026, we do not believe that this exposure is material due to the historical level of
repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie
Mae were current as of such date.
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
Inflation can increase our noninterest expenses. It also can affect our customers’ behaviors, the mix of deposits between
interest and noninterest-bearing, the levels of interest rates we have to pay on our deposits and other borrowings, and the
interest rates we earn on our earning assets. The difference between our interest expense and interest income is also affected
by the shape of the yield curve and the speeds and amounts at which our various assets and liabilities, respectively, reprice
in response to interest rate changes.
In addition, net interest income could be affected by asymmetrical changes in the
different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Changes in
market interest rates and in the size of the Federal Reserve’s securities holdings in response to inflation can affect
economic
activity, loan demand
and growth, and unemployment rates. Although the Federal Reserve reduced its target federal funds
rate range in late 2025 and has resumed purchases of Treasury securities, inflation remains above the Federal Reserve’s
longer-term 2% goal, and future monetary policy actions are uncertain. Inflation and related changes in market interest rates
also can adversely affect the values and liquidity of our
loans and securities, the value of collateral securing loans to our borrowers, and the success of our borrowers and such borrowers’ available cash to pay interest on and principal of our loans
to them.
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
consolidated financial statements.
ASU 2025-08,
Financial Instruments – Credit Losses (Topic
326): Purchased Loans
, expands the population of acquired
loans accounted for under the “gross-up” approach, previously limited to purchased financial assets with credit
deterioration, to include acquired non-PCD loans that qualify as purchased seasoned loans. ASU 2025-08 will be effective
for the Company beginning January 1, 2027, on a prospective basis, with early adoption permitted. Because the Company
has not historically acquired or purchased loans, ASU 2025-08 is not expected to have a significant impact on the
Company’s consolidated
financial statements.
ASU 2025-09,
Derivatives and Hedging (Topic
815): Hedge Accounting Improvements
, amends Topic 815 to
align hedge
accounting more closely with an entity’s
risk management activities, including amendments related to similar risk assessments for cash flow hedges, hedges of forecasted interest payments on variable
-rate debt, and certain other hedging
strategies. ASU 2025-09 will be effective for the Company beginning
January 1, 2027, with early adoption permitted, and
is not expected to have a significant impact on the Company’s consolidated financial statements.
ASU 2025-11,
Interim Reporting (Topic
270): Narrow-Scope Improvements,
is intended to provide clarity about the current
interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and
establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period
that have a material impact on the entity.
ASU 2025-11 will be effective
for the Company beginning January 1, 2028, with
early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial
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
2026 2025
Second First Fourth Third Second
(In thousands) Quarter Quarter Quarter Quarter Quarter
Net interest income (GAAP) $ 7,888 7,733 7,713 7,572 7,344
Tax-equivalent adjustment 107 99 67 69 67
Net interest income (Tax
-equivalent)
$ 7,995 7,832 7,780 7,641 7,411
Six months ended June 30,
(In thousands) 2026 2025
Net interest income (GAAP) $ 15,621 14,389
Tax-equivalent adjustment 206 134
N et interest income (Tax-equivalent)
$ 15,827 14,523

Table 2
– Selected Quarterly Financial Data
2026 2025
Second First Fourth Third Second
(Dollars in thousands, except per share amounts) Quarter Quarter Quarter Quarter Quarter
Results of Operations
Net interest income (a) $ 7,995 7,832 7,780 7,641 7,411
Less: tax-equivalent adjustment 107 99 67 69 67
Net interest income (GAAP) 7,888 7,733 7,713 7,572 7,344
Noninterest income 878 893 754 829 789
Total revenue 8,766 8,626 8,467 8,401 8,133
Provision for credit losses
(248)
(76)
783
(255)
113
Noninterest expense 6,105 5,901 5,563 5,806 5,702
Income tax expense
611 603 456 623 485
Net earnings $ 2,298 2,198 1,665 2,227 1,833
Per share data:
Basic and diluted net earnings
$ 0.66 0.63 0.48 0.64 0.52
Cash dividends declared 0.27 0.27 0.27 0.27 0.27
Weighted average shares outstanding:
Basic 3,492,107 3,494,229 3,493,699 3,493,699 3,493,699
Diluted 3,492,107 3,496,518 3,496,729 3,495,972 3,493,699
Shares outstanding, at period end 3,487,830 3,495,866 3,493,699 3,493,699 3,493,699
Book value $ 26.91 26.62 26.35 25.65 24.64
Common stock price
High $ 28.88 26.50 27.98 28.47 25.28
Low
23.03 21.01 24.00 23.13 19.48
Period end 27.04 23.87 26.95 28.44 25.00
To earnings ratio (b) 11.22 x 10.52 12.96 13.87 13.09
To book value 100.48% 89.67 102.28 110.88 101.46
Performance ratios:
Return on average equity
9.74% 9.65 7.40 10.65 9.00
Return on average assets
0.90% 0.86 0.66 0.89 0.74
Dividend payout ratio 40.91% 42.86 56.25 42.19 51.92
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.14% 1.16 1.27 1.20 1.24
Nonperforming loans 10,291% 6,643 1,489 6,434 2,306
Nonperforming assets as a % of:
Loans and other real estate owned 0.01% 0.02 0.09 0.02 0.05
Total assets
0.01% 0.01 0.05 0.01 0.03
Nonperforming loans as a % of total loans 0.01% 0.02 0.09 0.02 0.05
Annualized net charge-offs (recoveries) as a % of average loans (0.02) % 0.28 0.22 0.06 (0.03)
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.26% 16.12 16.06 15.51 15.32
Tier 1 risk-based capital ratio 16.26% 16.12 16.06 15.51 15.32
Total risk-based capital ratio 17.24% 17.13 17.14 16.49 16.35
Tier 1 leverage ratio 10.65% 10.60 10.71 10.72 10.64
Other financial data:
Net interest margin (a) 3.33% 3.28 3.24 3.21 3.18
Effective income tax rate 21.00% 21.53 21.50 21.86 20.92
Efficiency ratio (d) 68.80% 67.63 65.19 68.55 69.54
Selected average balances:
Loans, net of unearned income $ 582,335 577,489 559,009 556,233 559,770
Total assets 1,021,742 1,026,163 1,009,953 997,892 990,523
Total deposits 925,608 930,474 917,178 909,293 905,227
Total stockholders’ equity 94,340 91,088 90,000 83,642 81,447
Selected period end balances:
Loans, net of unearned income $ 579,589 582,040 565,354 557,912 562,714
Allowance for credit losses 6,586 6,776 7,176 6,691 6,965
Total assets 1,085,803 1,026,946 1,018,797 1,011,184 1,029,224
Total deposits 988,318 931,109 922,926 917,266 939,851
Total stockholders’ equity 93,874 93,061 92,053 89,613 86,071
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
See Table 1 - Explanation of Non-GAAP Measures.

Table 3
- Selected Financial Data
Six months ended June 30,
(Dollars in thousands, except per share amounts) 2026 2025
Results of Operations
Net interest income (a) $ 15,827 14,523
Less: tax-equivalent adjustment 206 134
Net interest income (GAAP) 15,621 14,389
Noninterest income 1,771 1,536
Total revenue 17,392 15,925
Provision for credit losses
(324)
103
Noninterest expense 12,006 11,582
Income tax expense 1,214 877
Net earnings $ 4,496 3,363
Per share data:
Basic and diluted net earnings
$ 1.29 0.96
Cash dividends declared 0.54 0.54
Weighted average shares outstanding:
Basic 3,493,162 3,493,699
Diluted 3,494,292 3,493,699
Shares outstanding, at period end 3,487,830 3,493,699
Book value $ 26.91 24.64
Common stock price:
High $ 28.88 25.28
Low
21.01 19.48
Period end 27.04 25.00
To earnings ratio (b) 11.22 x 13.09
To book value 100% 101
Performance ratios:
Annualized return on average equity
9.70% 8.43
Annualized return on average assets
0.88% 0.68
Dividend payout ratio 41.86% 56.25
Asset Quality:
Allowance for credit losses as a % of:
Loans 1.14% 1.24
Nonperforming loans 10,291% 2,306
Nonperforming assets as a % of:
Loans and other real estate owned 0.01% 0.05
Total assets
0.01% 0.03
Nonperforming loans as a % of total loans 0.01% 0.05
Annualized net charge-offs as a % of average loans
0.13
%
0.01
Capital Adequacy: (c)
CET 1 risk-based capital ratio 16.26% 15.32
Tier 1 risk-based capital ratio 16.26% 15.32
Total risk-based capital ratio 17.24% 16.35
Tier 1 leverage ratio 10.65% 10.64
Other financial data:
Net interest margin (a) 3.31% 3.13
Effective income tax rate 21.26% 20.68
Efficiency ratio (d) 68.22% 72.12
Selected average balances:
Loans, net of unearned income $ 579,925 562,909
Total assets 1,023,940 988,907
Total deposits 928,028 906,011
Total stockholders’ equity 92,723 79,811
Selected period end balances:
Loans, net of unearned income $ 579,589 562,714
Allowance for credit losses 6,586 6,965
Total assets 1,085,803 1,029,224
Total deposits 988,318 939,851
Total stockholders’ equity 93,874 86,071
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

Table 4
- Average
Balances and Net Interest Income Analysis (1)
Quarter ended June 30,
2026 2025
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:
Loans and loans held for sale (2) (3) $ 582,590 $ 8,274 5.70% $ 559,939 $ 7,726 5.53%
Securities (3) (4) 250,569 1,219 1.95% 274,026 1,336 1.96%
Federal funds sold 29,471 260 3.54% 25,705 280 4.37%
Interest-bearing bank deposits 100,439 934 3.73% 76,237 836 4.40%
Total interest-earning
assets
963,069 $ 10,687 4.45% 935,907 $ 10,178 4.36%
Cash and due from banks 13,515 15,936
Other assets (5) 45,158 38,680
Total assets $ 1,021,742 $ 990,523
Interest-bearing liabilities:
Deposits:
NOW $ 213,794 $ 627 1.18% $ 198,973 $ 649 1.31%
Savings and money market 274,169 680 0.99% 253,704 646 1.02%
Time deposits 181,093 1,385 3.07% 184,666 1,471 3.20%
Total interest-bearing
deposits
669,056 2,692 1.61% 637,343 2,766 1.74%
Short-term borrowings
—
—
—
110
1
3.65%
Total interest-bearing
liabilities
669,056 $ 2,692 1.61% 637,453 $ 2,767 1.74%
Noninterest-bearing deposits 256,552
267,884
Other liabilities 1,794 3,739
Stockholders' equity 94,340
81,447
Total liabilities and stockholders'
equity
$ 1,021,742 $ 990,523
Net interest income and margin (tax-equivalent) $ 7,995 3.33% $ 7,411 3.18%
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
(5) Includes average net unrealized gains (losses) on securities available-for-sale of $(26.2) and $(33.8) million for the quarters ended
June 30, 2026 and June 30, 2025, respectively.

Table 5
- Average
Balances and Net Interest Income Analysis (1)
Six months ended June 30,
2026 2025
Interest Interest
Average Income/ Yield/ Average Income/ Yield/
(Dollars in thousands) Balance Expense Rate Balance Expense Rate
Interest-earning assets:
Loans and loans held for sale (2) (3) $ 580,231 $ 16,288 5.66% $ 563,086 $ 15,318 5.49%
Securities (3) (4) 253,550 2,460 1.96% 277,026 2,703 1.97%
Federal funds sold 26,925 475 3.56% 26,282 571 4.38%
Interest-bearing bank deposits 104,452 1,924 3.71% 68,777 1,514 4.44%
Total interest-earning
assets
965,158 $ 21,147 4.42% 935,171 $ 20,106 4.34%
Cash and due from banks 13,832 17,001
Other assets (5) 44,950 36,735
Total assets $ 1,023,940 $ 988,907
Interest-bearing liabilities:
Deposits:
NOW $ 224,944 $ 1,407 1.26% $ 204,069 $ 1,391 1.37%
Savings and money market 265,739 1,152 0.87% 248,233 1,147 0.93%
Time deposits 180,523 2,761 3.08% 187,763 3,044 3.27%
Total interest-bearing
deposits
671,206 5,320 1.60% 640,065 5,582 1.76%
Short-term borrowings
—
—
0.00% 55 1 3.67%
Total interest-bearing
liabilities
671,206 $ 5,320 1.60% 640,120 $ 5,583 1.76%
Noninterest-bearing deposits 256,822
265,946
Other liabilities 3,189 3,030
Stockholders' equity 92,723
79,811
Total liabilities and stockholders'
equity
$ 1,023,940 $ 988,907
Net interest income and margin (tax-equivalent) $ 15,827 3.31% $ 14,523 3.13%
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
(5) Includes average net unrealized gains (losses) on securities available-for-sale of $(26.1) and $(36.6) million for the first six months ended June 30, 2026 and June 30, 2025, respectively.

Table 6
– Volume
and Rate Variance
Analysis
Quarter ended
Six months ended
June 30, 2026 vs. 2025
June 30, 2026 vs. 2025
Net Due to change in Net Due to change in
(Dollars in thousands) Change Rate (2) Volume (2) Change Rate (2) Volume (2)
Interest income:
Loans and loans held for sale (1) $ 548 226 322 $ 970 489 481
Securities (1) (117) (5) (112) (243) (21) (222)
Federal funds sold (20) (53) 33 (96) (107) 11
Interest bearing bank deposits 98 (127) 225 410 (247) 657
Total interest income $ 509 41 468 $ 1,041 114 927
Interest expense:
Deposits:
NOW $ (22) (65) 43 $ 16 (115) 131
Savings and money market 34 (17) 51 5 (71) 76
Certificates of deposit (86) (59) (27) (283) (172) (111)
Total interest-bearing
deposits
(74) (141) 67 (262) (358) 96
Short-term borrowings (1) (1) — (1) (1) -
Long-term debt — — — — — —
Total interest expense (75) (142) 67 (263) (359) 96
Net interest income $ 584 183 401 $ 1,304 473 831
(1) Yields on tax-exempt securities have been
computed on a tax-equivalent basis using an income
tax rate of 21%.
See "Table 1 - Explanation
of Non-GAAP Financial Measures."
(
2) Changes that are not solely a result of volume or rate have been allocated to volume.

Table 7
– Loan Maturities
June 30, 2026
1 year
1 to 5
5 to 15
After 15
(Dollars in thousands)
or less years years years Total
Commercial and industrial $ 13,844 13,317 593
—
27,754
Municipal 446 1,200 21,521 11,853 35,020
Construction and land development 38,781 18,676 1,398
—
58,855
Commercial real estate 55,967 181,836 91,315 4,407 333,525
Residential real estate 7,604 34,219 21,196 51,789 114,808
Consumer installment 3,979 5,177 763
—
9,919
Total loans $ 120,621 254,425 136,786 68,049 579,881

Table
8 –
Sensitivities to Changes in Interest Rates on Loans Maturing in More
Than One Year
June 30, 2026
Variable Fixed
(Dollars in thousands) Rate Rate Total
Commercial and industrial $ 420 13,490 13,910
Municipal 60 34,514 34,574
Construction and land development 14,227 5,847 20,074
Commercial real estate 12,637 264,921 277,558
Residential real estate 52,663 54,541 107,204
Consumer installment 203 5,737 5,940
Total loans $ 80,210 379,050 459,260

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
in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2025,
which could materially affect our business, financial condition or future results. The risks described in our annual report on
Form 10-K are not the only risks facing our Company.
The persistence of inflation above the Federal Reserve’s
long term
targets, and the maintenance of or further increases in, tightened
Federal Reserve monetary policy by increased target
interest rates and/or reductions in the Federal Reserve’s
securities portfolio, have affected and may continue to affect the
levels of interest rates, mortgage originations and income, the market values of our securities portfolio and loans and have
resulted in unrealized securities losses that have adversely affected our stockholders’ equity.
Although inflation has
remained above the Federal Reserve’s
2% target rate, since December 2025, the Federal Reserve has maintained its target
federal funds range from 3.50% to 3.75% and on October 29, 2025 announced that it would end the roll-off of maturing
securities it held beginning December 1, 2025 as the Federal Reserve sought to meet its dual mandate of maximum
employment and 2% inflation over the longer run.
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
On July 29, 2026, the Federal Reserve
reaffirmed its commitment to price stability and its 2% inflation target, and left the target range for the federal funds rate unchanged at 3.50% to 3.75%.
Following this meeting, yields on longer-term U.S.
Treasury securities increased, including
the highest 30-year Treasury yields in 19 years and
higher 30-year residential mortgage rates, among increases in other interest rates.
The timing and direction of future monetary policy actions, and the nature and extent of the Federal
Reserve’s public communications
regarding such actions, are uncertain.
These changes and other risks and uncertainties
not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business,
financial condition, and/or operating results in the future.
Military hostilities involving the United States, Israel and Iran commenced on February
28, 2026 and continue subject to
various temporary cease fire arrangements and pauses. As a result, shipments of petroleum products through the Strait of
Hormuz have been limited, reducing the total volumes of oil in the international markets and causing oil prices to rise
significantly.
More recently, attacks have
been made on petroleum shipments through the Red Sea by forces aligned with
Iran. Supply chains where petroleum is an input have been adversely affected, and transportation costs, prices and inflation
in the United States and elsewhere have increased. These pressures may increase our and our borrowers’ operating costs
and contribute to higher or more volatile interest rates, which could adversely affect our net interest margin, the value of
our securities portfolio, and the ability of our borrowers to repay their loans.
The duration of these hostilities and the long-
t
erm effects of the blockage of petroleum shipments and the other costs and effects of these hostilities cannot be predicted.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company’s repurchases of its common
stock during the second quarter of 2026 were as follows:
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value
of Shares that
May Yet
Be
Purchased Under the
Plans or Programs (1)
April 1 - April 30, 2026
— — — $ 5,000,000
May 1 - May 31, 2026
7,058 $ 24.04 7,058 4,830,339
June 1 - June 30, 2026
978 25.11 978 4,805,778
Total
8,036 $ 24.17 8,036 $ 4,805,778
(1) On March 17, 2026, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase, from time to time, of up to $5.0 million of the Company's issued and outstanding common stock.
The program will remain
in effect until the earliest of (i) the expenditure of $5.0 million on share repurchases, (ii) the termination or replacement of the program, and (iii) February 28, 2027.
Repurchases may be made through open-market or private purchases, negotiated transactions, block purchases or otherwise.
The Company is not required to acquire any specific number of shares and may suspend or terminate the program at any time.
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
BANCORPORATION,
INC.
(Registrant)
Date:
August 11, 2026
By:
/s/ David A. Hedges
David A. Hedges
President and Chief Executive Officer
Date:
August 11, 2026
By:
/s/
W.
James Walker,
IV
W. James Walker,
IV
Senior Vice President and
Chief Financial Officer