Form 10-Q
period 2026-09-30
AUBURN NATIONAL BANCORPORATION, INC
filed 2026-11-06
CIK 750574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2026
Common Stock, $0.01 par value per share	3,479,447 shares

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2026	2025
Assets:
Cash and due from banks	$16,523	$22,335
Federal funds sold	17,667	21,322
Interest-bearing bank deposits	38,220	104,175
Cash and cash equivalents	72,410	147,832
Securities available-for-sale	291,817	233,259
Loans held for sale	—	172
Loans, net of unearned income	571,847	565,354
Allowance for credit losses	(6,487)	(7,176)
Loans, net	565,360	558,178
Premises and equipment, net	44,456	45,600
Bank-owned life insurance	17,762	17,927
Other assets	25,183	15,829
Total assets	$1,016,988	$1,018,797
Liabilities:
Deposits:
Noninterest-bearing	$264,477	$268,026
Interest-bearing	658,861	654,900
Total deposits	923,338	922,926
Accrued expenses and other liabilities	4,063	3,818
Total liabilities	927,401	926,744
Stockholders' equity:
Preferred stock of $.01 par value; authorized 200,000 shares; no shares issued	—	—
Common stock of $.01 par value; authorized 8,500,000 shares; issued 3,959,302 shares at September 30, 2026 and 3,957,135 shares at December 31, 2025, respectively	39	39
Additional paid-in capital	3,888	3,864
Retained earnings	123,435	119,241
Accumulated other comprehensive loss, net	(25,685)	(19,390)
Less treasury stock, at cost - 478,816 shares and 463,436 shares at September 30, 2026 and December 31, 2025, respectively	(12,090)	(11,701)
Total stockholders’ equity	89,587	92,053
Total liabilities and stockholders’ equity	$1,016,988	$1,018,797

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$8,303	$7,793	$24,420	$23,012
Securities	1,590	1,288	4,015	3,956
Federal funds sold and interest-bearing bank deposits	876	1,331	3,275	3,416
Total interest income	10,769	10,412	31,710	30,384
Interest expense:
Deposits	2,754	2,840	8,074	8,422
Short-term borrowings	1	—	1	1
Total interest expense	2,755	2,840	8,075	8,423
Net interest income	8,014	7,572	23,635	21,961
Provision for credit losses	(50)	(255)	(374)	(152)
Net interest income after provision for credit losses	8,064	7,827	24,009	22,113

Noninterest income:
Service charges on deposit accounts	158	154	464	461
Mortgage lending	127	167	431	391
Bank-owned life insurance	247	103	526	309
Other	442	405	1,324	1,204
Total noninterest income	974	829	2,745	2,365

Noninterest expense:
Salaries and benefits	3,416	3,375	10,053	9,943
Net occupancy and equipment	555	598	1,682	1,916
Professional fees	281	312	1,057	984
Other	1,642	1,521	5,108	4,545
Total noninterest expense	5,894	5,806	17,900	17,388

Earnings before income taxes	3,144	2,850	8,854	7,090
Income tax expense	621	623	1,835	1,500

Net earnings	$2,523	$2,227	$7,019	$5,590

Net earnings per share:
Basic and diluted	$0.72	$0.64	$2.01	$1.60

Weighted average shares outstanding:
Basic	3,484,168	3,493,699	3,490,131	3,493,699
Diluted	3,485,208	3,495,972	3,491,127	3,494,465

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net earnings	$2,523	$2,227	$7,019	$5,590
Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities, net of tax benefit (expense) of $1,752, $(749), $1,954 and $(2,863), respectively	(5,221)	2,233	(5,824)	8,535
Unrealized loss on interest rate floor designated as a cash flow hedge, net of tax benefit of $157, $0, $157 and $0, respectively	(471)	—	(471)	—

Other comprehensive (loss) income, net of tax	(5,692)	2,233	(6,295)	8,535
Comprehensive (loss) income	$(3,169)	$4,460	$724	$14,125

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
	Common		Additional		other
	shares	Common	paid-in	Retained	comprehensive	Treasury
(Dollars in thousands, except share data)	outstanding	stock	capital	earnings	income (loss)	stock	Total
Quarter ended September 30, 2026
Balance, June 30, 2026	3,487,830	$39	$3,871	$121,852	$(19,993)	$(11,895)	$93,874
Net earnings	—	—	—	2,523	—	—	2,523
Other comprehensive loss	—	—	—	—	(5,692)	—	(5,692)
Cash dividends paid ($.27 per share)	—	—	—	(940)	—	—	(940)
Stock repurchases	(7,344)	—	—	—	—	(195)	(195)
Stock-based compensation expense	—	—	17	—	—	—	17
Balance, September 30, 2026	3,480,486	$39	$3,888	$123,435	$(25,685)	$(12,090)	$89,587

Quarter ended September 30, 2025
Balance, June 30, 2025	3,493,699	$39	$3,802	$117,236	$(23,305)	$(11,701)	$86,071
Net earnings	—	—	—	2,227	—	—	2,227
Other comprehensive income	—	—	—	—	2,233	—	2,233
Cash dividends paid ($.27 per share)	—	—	—	(943)	—	—	(943)
Stock-based compensation expense	—	—	25	—	—	—	25
Balance, September 30, 2025	3,493,699	$39	$3,827	$118,520	$(21,072)	$(11,701)	$89,613

Nine months ended September 30, 2026
Balance, December 31, 2025	3,493,699	$39	$3,864	$119,241	$(19,390)	$(11,701)	$92,053
Net earnings	—	—	—	7,019	—	—	7,019
Other comprehensive loss	—	—	—	—	(6,295)	—	(6,295)
Cash dividends paid ($.81 per share)	—	—	—	(2,825)	—	—	(2,825)
Stock repurchases	(15,380)	—	—	—	—	(389)	(389)
Stock-based compensation expense	—	—	46	—	—	—	46
Common stock issued under equity
compensation plans, net	2,167	—	(22)	—	—	—	(22)
Balance, September 30, 2026	3,480,486	$39	$3,888	$123,435	$(25,685)	$(12,090)	$89,587

Nine months ended September 30, 2025
Balance, December 31, 2024	3,493,699	$39	$3,802	$115,759	$(29,607)	$(11,701)	$78,292
Net earnings	—	—	—	5,590	—	—	5,590
Other comprehensive income	—	—	—	—	8,535	—	8,535
Cash dividends paid ($.81 per share)	—	—	—	(2,829)	—	—	(2,829)
Stock-based compensation expense	—	—	25	—	—	—	25
Balance, September 30, 2025	3,493,699	$39	$3,827	$118,520	$(21,072)	$(11,701)	$89,613

See accompanying notes to consolidated financial statements

AUBURN NATIONAL BANCORPORATION, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net earnings	$7,019	$5,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for credit losses	(374)	(152)
Depreciation and amortization	1,638	1,564
Premium amortization and discount accretion, net	920	1,047
Net gain on sale of loans held for sale	(204)	(150)
Loans originated for sale	(7,389)	(6,357)
Proceeds from sale of loans	7,692	6,318
Increase in cash surrender value of bank-owned life insurance	(314)	(309)
Income recognized from death benefit on bank-owned life insurance	(212)	—
Stock-based compensation	46	25
Net (increase) decrease in other assets	(1,116)	111
Net increase in accrued expenses and other liabilities	302	1,162
Net cash provided by operating activities	8,008	8,849

Cash flows from investing activities:
Proceeds from prepayments and maturities of securities available-for-sale	17,209	16,942
Purchase of securities available-for-sale	(88,885)	—
Purchase of interest rate floor	(1,604)	—
(Increase) decrease in loans, net	(7,725)	6,012
Net purchases of premises and equipment	(263)	(845)
Proceeds from bank-owned life insurance death benefit	691	—
Increase in FHLB stock	(29)	—
Net cash (used in) provided by investing activities	(80,606)	22,109

Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(3,549)	5,919
Net increase in interest-bearing deposits	3,961	15,523
Shares withheld for vested RSUs	(22)	—
Stock repurchases	(389)	—
Dividends paid	(2,825)	(2,829)
Net cash (used in) provided by financing activities	(2,824)	18,613

Net change in cash and cash equivalents	(75,422)	49,571
Cash and cash equivalents at beginning of period	147,832	93,354
Cash and cash equivalents at end of period	$72,410	$142,925

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,009	$8,523
Income taxes	1,012	1,030

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

Segment Information

The Company’s operations consist of a single reportable segment, community banking, which is conducted through the Bank. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM assesses performance and allocates resources based on consolidated net earnings and total assets, as reported in the accompanying consolidated statements of earnings and balance sheets, and regularly reviews expense information at the level of the captions presented in the consolidated statements of earnings. Accordingly, the segment’s revenues, significant expenses, measure of profit or loss and total assets are the consolidated amounts presented in those statements, and no reconciliation is necessary.

Subsequent Events

The Company has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2026. The Company does not believe there were any material subsequent events during this period that would have required further recognition or disclosure in the unaudited consolidated financial statements included in this report.

Reclassifications

Certain amounts reported in prior periods have been reclassified to conform to the current-period presentation. These reclassifications had no effect on the Company’s previously reported net earnings or total stockholders’ equity.

Accounting Developments

In the first nine months of 2026, the Company did not adopt any new accounting guidance.

NOTE 2: BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the respective period. Diluted net earnings per share reflects the potential dilution that could occur upon exercise of securities or other rights for, or convertible into, shares of the Company’s common stock. During 2026, the Company granted 8,172 restricted stock units (“RSUs”), which represent potential common shares. During 2025, the Company granted 3,029 RSUs, which vested during the first quarter of 2026. RSUs are included in the computation of diluted net earnings per share using the treasury stock method. See “Note 5 – Stock-Based Compensation.”

The basic and diluted net earnings per share computations for the respective periods are presented below:

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Basic:
Net earnings	$2,523	$2,227	$7,019	$5,590
Weighted average common shares outstanding	3,484,168	3,493,699	3,490,131	3,493,699
Net earnings per share	$0.72	$0.64	$2.01	$1.60

Diluted:
Net earnings	$2,523	$2,227	$7,019	$5,590
Weighted average common shares outstanding, basic	3,484,168	3,493,699	3,490,131	3,493,699
Dilutive effect of restricted stock units	1,040	2,273	996	766
Weighted average common shares outstanding, diluted	3,485,208	3,495,972	3,491,127	3,494,465
Net earnings per share	$0.72	$0.64	$2.01	$1.60

NOTE 3: SECURITIES

At September 30, 2026 and December 31, 2025, respectively, all securities within the scope of ASC 320, Investments – Debt Securities, were classified as available-for-sale. The fair value and amortized cost for securities available-for-sale by contractual maturity at September 30, 2026 and December 31, 2025, respectively, are presented below. In August 2026, the Company purchased U.S. Treasury securities with contractual maturities of more than ten years and designated a pay-fixed, receive-floating interest rate swap with a notional amount of $90.0 million as a fair value hedge of the change in fair value of these securities attributable to changes in the benchmark interest rate. The cumulative fair value hedging adjustment is recognized as an adjustment to the amortized cost of the hedged securities and is included in the amortized cost amounts presented in the table below. See “Note 7 – Derivative Instruments.”

	1 year	1 to 5	5 to 10	After 10	Fair	Gross Unrealized		Amortized
(Dollars in thousands)	or less	years	years	years	Value	Gains	Losses	Cost
September 30, 2026
U.S. Treasury (a)	$—	—	—	84,784	84,784	256	—	$84,528
Agency obligations (b)	257	42,758	7,323	—	50,338	—	5,907	56,245
Agency MBS (b)	—	20,159	23,856	96,727	140,742	—	24,710	165,452
State and political subdivisions	—	6,087	4,326	5,540	15,953	—	3,308	19,261
Total available-for-sale	$257	69,004	35,505	187,051	291,817	256	33,925	$325,486

December 31, 2025
Agency obligations (b)	$—	35,580	18,204	—	53,784	—	4,727	$58,511
Agency MBS (b)	—	20,112	16,171	125,644	161,927	—	19,063	180,990
State and political subdivisions	—	1,590	9,160	6,798	17,548	1	2,103	19,650
Total available-for-sale	$—	57,282	43,535	132,442	233,259	1	25,893	$259,151
(a)

Amortized cost of U.S. Treasury securities at September 30, 2026 includes a cumulative fair value hedging adjustment of $(4,420) related to an interest rate swap designated as a fair value hedge of these securities. See "Note 7 - Derivative Instruments."

(b)

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

Securities with aggregate fair values of $190.8 million and $209.4 million at September 30, 2026 and December 31, 2025, were pledged to secure public deposits, securities sold under agreements to repurchase, Federal Home Loan Bank of Atlanta (“FHLB – Atlanta”) advances, and for other purposes required or permitted by law.

Included in other assets on the accompanying consolidated balance sheets are nonmarketable equity investments. The carrying amounts of nonmarketable equity investments were $1.4 million at both September 30, 2026 and December 31, 2025. Nonmarketable equity investments include FHLB - Atlanta stock, Federal Reserve Bank (“FRB”) stock, and stock in a privately held financial institution.

Gross Unrealized Losses and Fair Value

The fair values and gross unrealized losses on securities at September 30, 2026 and December 31, 2025, respectively, segregated by those securities that have been in an unrealized loss position for less than 12 months and 12 months or longer, are presented below.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2026:
Agency obligations	$—	—	50,338	5,907	$50,338	5,907
Agency MBS	2,384	181	138,358	24,529	140,742	24,710
State and political subdivisions	3,197	220	12,756	3,088	15,953	3,308
Total	$5,581	401	201,452	33,524	$207,033	33,925

December 31, 2025:
Agency obligations	$—	—	53,784	4,727	$53,784	4,727
Agency MBS	—	—	161,840	19,063	161,840	19,063
State and political subdivisions	—	—	14,827	2,103	14,827	2,103
Total	$—	—	230,451	25,893	$230,451	25,893

For the securities in the previous table, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. Unrealized losses have not been recognized into income as the decline in fair value is largely due to changes in interest rates and not credit quality. For the securities in the previous table, as of September 30, 2026 the Company does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

U.S. Treasury

Investments in U.S. Treasury obligations are guaranteed of full and timely payments by the federal government. Based on management's analysis and judgment, there were no credit losses attributable to the Company’s investments in U.S. Treasury obligations at September 30, 2026.

Agency Obligations

Investments in agency obligations are guaranteed of full and timely payments by the issuing agency. Based on management's analysis and judgment, there were no credit losses attributable to the Company’s investments in agency obligations at September 30, 2026.

Agency MBS

Investments in agency MBS are issued by Ginnie Mae, Fannie Mae, and Freddie Mac. Each of these agencies provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based on management's analysis and judgment, there were no credit losses attributable to the Company’s investments in agency MBS at September 30, 2026.

State and Political Subdivisions

Investments in state and political subdivisions are securities issued by various municipalities in the United States. The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at September 30, 2026. Based on management's analysis and judgment, there were no credit losses attributable to the Company’s investments in state and political subdivisions at September 30, 2026.

Realized Gains and Losses

The Company had no sales of securities during the quarters and nine months ended September 30, 2026 and 2025, respectively.

NOTE 4: LOANS AND ALLOWANCE FOR CREDIT LOSSES

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Commercial and industrial	$27,061	$33,887
Municipal	34,318	24,513
Construction and land development	57,067	56,436
Commercial real estate:
Owner occupied	53,903	59,568
Hotel/motel	56,292	47,870
Multifamily	56,873	51,516
Other	159,907	166,567
Total commercial real estate	326,975	325,521
Residential real estate:
Consumer mortgage	60,096	59,781
Investment property	58,304	56,773
Total residential real estate	118,400	116,554
Consumer installment	8,886	8,421
Total loans, net of unearned income before basis adjustment	572,707	565,332
Basis adjustment associated with fair value hedge (1)	(860)	22
Total loans, net of unearned income	$571,847	$565,354

(1) Represents the basis adjustment associated with application of hedge accounting on certain loans. The basis adjustment will be allocated to the amortized cost of associated loans within the portfolio if the hedge accounting is discontinued. Refer to Note 7 - Derivative Instruments for additional information.

Loans secured by real estate were approximately 87.7% of the Company’s total loan portfolio at September 30, 2026. At September 30, 2026, the Company’s geographic loan distribution was concentrated primarily in Lee County, Alabama, and surrounding areas.

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

Commercial real estate — includes loans disaggregated in these classes:

●

Owner-occupied – includes loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized commercial customers. Generally, the primary source of loan repayment are the cash flows from business operations and activities of the borrower, who owns the property.

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

The following is a summary of current, accruing past due, and nonaccrual loans by portfolio segment and class as of September 30, 2026 and December 31, 2025.

		Accruing	Accruing	Total
		30-89 Days	Greater than	Accruing	Non-	Total
(Dollars in thousands)	Current	Past Due	90 days	Loans	Accrual	Loans
September 30, 2026:
Commercial and industrial	$26,991	48	—	27,039	22	$27,061
Municipal	34,318	—	—	34,318	—	34,318
Construction and land development	57,067	—	—	57,067	—	57,067
Commercial real estate:
Owner occupied	53,903	—	—	53,903	—	53,903
Hotel/motel	56,292	—	—	56,292	—	56,292
Multifamily	56,873	—	—	56,873	—	56,873
Other	159,907	—	—	159,907	—	159,907
Total commercial real estate	326,975	—	—	326,975	—	326,975
Residential real estate:
Consumer mortgage	59,887	13	—	59,900	196	60,096
Investment property	58,160	144	—	58,304	—	58,304
Total residential real estate	118,047	157	—	118,204	196	118,400
Consumer installment	8,860	26	—	8,886	—	8,886
Total	$572,258	231	—	572,489	218	$572,707

December 31, 2025:
Commercial and industrial	$33,881	6	—	33,887	—	$33,887
Municipal	24,513	—	—	24,513	—	24,513
Construction and land development	56,395	41	—	56,436	—	56,436
Commercial real estate:
Owner occupied	59,085	105	—	59,190	378	59,568
Hotel/motel	47,870	—	—	47,870	—	47,870
Multifamily	51,516	—	—	51,516	—	51,516
Other	166,567	—	—	166,567	—	166,567
Total commercial real estate	325,038	105	—	325,143	378	325,521
Residential real estate:
Consumer mortgage	58,993	720	—	59,713	68	59,781
Investment property	56,737	—	—	56,737	36	56,773
Total residential real estate	115,730	720	—	116,450	104	116,554
Consumer installment	8,348	73	—	8,421	—	8,421
Total	$563,905	945	—	564,850	482	$565,332

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

During 2026, the Company established municipal loans as a separate portfolio segment. Certain prior period amounts have been reclassified to conform to the current period presentation. The following tables present credit quality indicators for the loan portfolio segments and classes by year of origination as of September 30, 2026 and December 31, 2025.

Year of Origination	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total Loans
(Dollars in thousands)
September 30, 2026:
Commercial and industrial
Pass	$2,783	4,384	3,075	1,851	751	5,722	8,284	26,850
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	72	—	—	—	117	—	—	189
Nonaccrual	—	—	—	—	22	—	—	22
Total commercial and industrial	2,855	4,384	3,075	1,851	890	5,722	8,284	27,061
Current period gross charge-offs	—	—	—	5	—	—	—	5

Municipal
Pass	$11,814	—	—	1,157	3,448	17,507	392	34,318
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total municipal	11,814	—	—	1,157	3,448	17,507	392	34,318
Current period gross charge-offs	—	—	—	—	—	—	—	—

Construction and land development
Pass	26,472	23,733	3,418	1,436	1,872	—	1	56,932
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	53	82	—	—	135
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and land development	26,472	23,733	3,418	1,489	1,954	—	1	57,067
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial real estate:
Owner occupied
Pass	2,340	10,597	1,144	8,428	5,438	20,620	4,148	52,715
Special mention	—	601	—	—	—	—	—	601
Substandard accruing	102	—	485	—	—	—	—	587
Nonaccrual	—	—	—	—	—	—	—	—
Total owner occupied	2,442	11,198	1,629	8,428	5,438	20,620	4,148	53,903
Current period gross charge-offs	—	—	—	—	—	378	—	378

Hotel/motel
Pass	17,672	4,838	14,126	5,816	8,619	5,221	—	56,292
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total hotel/motel	17,672	4,838	14,126	5,816	8,619	5,221	—	56,292
Current period gross charge-offs	—	—	—	—	—	—	—	—

Year of Origination	2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Total Loans
(Dollars in thousands)
September 30, 2026:
Multifamily
Pass	3,268	1,220	3,538	19,839	16,110	9,295	685	53,955
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	2,918	—	2,918
Nonaccrual	—	—	—	—	—	—	—	—
Total multifamily	3,268	1,220	3,538	19,839	16,110	12,213	685	56,873
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other
Pass	30,209	21,705	30,393	16,252	25,723	33,530	1,253	159,065
Special mention	—	—	842	—	—	—	—	842
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total other	30,209	21,705	31,235	16,252	25,723	33,530	1,253	159,907
Current period gross charge-offs	—	—	—	—	—	—	—	—

Residential real estate:
Consumer mortgage
Pass	6,327	5,282	3,525	15,285	15,676	12,258	656	59,009
Special mention	—	—	—	—	51	224	—	275
Substandard accruing	—	—	—	—	—	616	—	616
Nonaccrual	—	—	—	—	—	196	—	196
Total consumer mortgage	6,327	5,282	3,525	15,285	15,727	13,294	656	60,096
Current period gross charge-offs	—	—	—	—	—	—	—	—

Investment property
Pass	11,178	5,677	7,093	8,562	8,954	12,924	3,879	58,267
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	36	—	1	—	37
Nonaccrual	—	—	—	—	—	—	—	—
Total investment property	11,178	5,677	7,093	8,598	8,954	12,925	3,879	58,304
Current period gross charge-offs	—	—	—	—	—	—	—	—

Consumer installment
Pass	4,042	2,233	1,355	557	587	82	—	8,856
Special mention	—	—	11	—	—	—	—	11
Substandard accruing	—	2	16	1	—	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—
Total consumer installment	4,042	2,235	1,382	558	587	82	—	8,886
Current period gross charge-offs	1	23	—	14	—	—	—	38

Total loans
Pass	116,105	79,669	67,667	79,183	87,178	117,159	19,298	566,259
Special mention	—	601	853	—	51	224	—	1,729
Substandard accruing	174	2	501	90	199	3,535	—	4,501
Nonaccrual	—	—	—	—	22	196	—	218
Total loans	$116,279	80,272	69,021	79,273	87,450	121,114	19,298	$572,707
Total current period gross charge-offs	$1	23	—	19	—	378	—	$421

Year of Origination	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total Loans
(Dollars in thousands)
December 31, 2025:
Commercial and industrial
Pass	$8,566	5,035	3,970	2,865	4,366	8,074	778	$33,654
Special mention	74	4	7	—	—	—	—	85
Substandard accruing	—	—	7	139	2	—	—	148
Nonaccrual	—	—	—	—	—	—	—	—
Total commercial and industrial	8,640	5,039	3,984	3,004	4,368	8,074	778	33,887
Current period gross charge-offs	40	—	99	3	—	—	—	142

Municipal
Pass	$837	—	1,156	4,190	6,013	9,145	3,172	$24,513
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total municipal	837	—	1,156	4,190	6,013	9,145	3,172	24,513
Current period gross charge-offs	—	—	—	—	—	—	—	—

Construction and land development
Pass	31,315	14,175	7,321	2,080	69	711	765	56,436
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total construction and land development	31,315	14,175	7,321	2,080	69	711	765	56,436
Current period gross charge-offs	—	—	—	—	—	—	—	—

Commercial real estate:
Owner occupied
Pass	9,755	1,312	11,889	6,235	13,830	11,618	2,682	57,321
Special mention	620	—	—	—	—	—	750	1,370
Substandard accruing	—	499	—	—	—	—	—	499
Nonaccrual	—	—	—	—	—	378	—	378
Total owner occupied	10,375	1,811	11,889	6,235	13,830	11,996	3,432	59,568
Current period gross charge-offs	—	—	—	—	—	296	—	296

Hotel/motel
Pass	5,012	14,161	6,143	8,976	2,948	10,630	—	47,870
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total hotel/motel	5,012	14,161	6,143	8,976	2,948	10,630	—	47,870
Current period gross charge-offs	—	—	—	—	—	—	—	—

Year of Origination	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Total Loans
(Dollars in thousands)
December 31, 2025:
Multifamily
Pass	1,254	3,615	12,550	20,560	1,726	8,652	142	48,499
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	—	—	—	—	—	3,017	—	3,017
Nonaccrual	—	—	—	—	—	—	—	—
Total multifamily	1,254	3,615	12,550	20,560	1,726	11,669	142	51,516
Current period gross charge-offs	—	—	—	—	—	—	—	—

Other
Pass	25,027	41,004	12,501	28,033	17,244	24,310	17,589	165,708
Special mention	—	364	—	—	495	—	—	859
Substandard accruing	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—
Total other	25,027	41,368	12,501	28,033	17,739	24,310	17,589	166,567
Current period gross charge-offs	—	—	—	—	—	—	—	—

Residential real estate:
Consumer mortgage
Pass	6,413	4,344	16,249	16,527	2,263	10,977	1,692	58,465
Special mention	—	—	—	—	—	184	65	249
Substandard accruing	—	—	—	—	—	754	245	999
Nonaccrual	—	—	68	—	—	—	—	68
Total consumer mortgage	6,413	4,344	16,317	16,527	2,263	11,915	2,002	59,781
Current period gross charge-offs	—	—	4	—	—	1	—	5

Investment property
Pass	9,332	8,045	10,016	9,849	6,790	10,375	1,999	56,406
Special mention	—	—	—	—	—	—	—	—
Substandard accruing	236	—	—	91	4	—	—	331
Nonaccrual	—	—	36	—	—	—	—	36
Total investment property	9,568	8,045	10,052	9,940	6,794	10,375	1,999	56,773
Current period gross charge-offs	—	—	2	—	—	—	—	2

Consumer installment
Pass	4,121	1,981	972	780	137	81	304	8,376
Special mention	—	7	2	—	—	—	—	9
Substandard accruing	8	7	21	—	—	—	—	36
Nonaccrual	—	—	—	—	—	—	—	—
Total consumer installment	4,129	1,995	995	780	137	81	304	8,421
Current period gross charge-offs	42	45	9	—	—	—	—	96

Total loans
Pass	101,632	93,672	82,767	100,095	55,386	94,573	29,123	557,248
Special mention	694	375	9	—	495	184	815	2,572
Substandard accruing	244	506	28	230	6	3,771	245	5,030
Nonaccrual	—	—	104	—	—	378	—	482
Total loans	$102,570	94,553	82,908	100,325	55,887	98,906	30,183	$565,332
Total current period gross charge-offs	$82	45	114	3	—	297	—	$541

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

The composition of the provision for credit losses for the respective periods is presented below.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Provision for credit losses:
Loans	$(107)	$(196)	$(317)	$(87)
Reserve for unfunded commitments	57	(59)	(57)	(65)
Total provision for credit losses	$(50)	$(255)	$(374)	$(152)

The provision for credit losses for the quarter and nine months reflects both changes in credit conditions and the impact of the refinement in portfolio segmentation during the first quarter of 2026, including the reclassification of municipal loans previously included in commercial and industrial loans. The following table details the changes in the allowance for credit losses for loans, by portfolio segment, for the respective periods.

(Dollars in thousands)	Commercial and industrial	Municipal	Construction and land development	Commercial real estate	Residential real estate	Consumer installment	Total
Quarter ended September 30, 2026:
Beginning balance	$542	150	675	3,959	1,094	166	$6,586
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	1	—	—	—	2	7	10
Net (charge-offs) recoveries	1	—	—	—	2	5	8
Provision for credit losses	(13)	(3)	(13)	(88)	36	(26)	(107)
Ending balance	$530	147	662	3,871	1,132	145	$6,487

Nine months ended September 30, 2026:
Beginning balance	$1,129	—	1,304	3,777	837	129	$7,176
Charge-offs	(5)	—	—	(378)	—	(38)	(421)
Recoveries	5	—	—	—	11	33	49
Net (charge-offs) recoveries	—	—	—	(378)	11	(5)	(372)
Provision for credit losses	(599)	147	(642)	472	284	21	(317)
Ending balance	$530	147	662	3,871	1,132	145	$6,487

Quarter ended September 30, 2025:
Beginning balance	$1,212	n/a	1,613	3,151	866	123	$6,965
Charge-offs	—	n/a	—	—	—	(87)	(87)
Recoveries	—	n/a	—	—	4	5	9
Net (charge-offs) recoveries	—	n/a	—	—	4	(82)	(78)
Provision for credit losses	(86)	n/a	(61)	(113)	(34)	98	(196)
Ending balance	$1,126	n/a	1,552	3,038	836	139	$6,691

Nine months ended September 30, 2025:
Beginning balance	$1,244	n/a	1,059	3,842	588	138	$6,871
Charge-offs	(103)	n/a	—	—	(7)	(96)	(206)
Recoveries	30	n/a	—	—	68	15	113
Net (charge-offs) recoveries	(73)	n/a	—	—	61	(81)	(93)
Provision for credit losses	(45)	n/a	493	(804)	187	82	(87)
Ending balance	$1,126	n/a	1,552	3,038	836	139	$6,691

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

The Company designates certain individually evaluated loans on nonaccrual status as collateral-dependent loans. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized costs. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The Company had no collateral dependent loans which were individually evaluated at September 30, 2026. The following table presents the amortized cost basis of collateral dependent loans, which were individually evaluated to determine expected credit losses at December 31, 2025.

(Dollars in thousands)	Real Estate	Total Loans

December 31, 2025:
Commercial real estate	$378	$378
Total	$378	$378

At September 30, 2026 and December 31, 2025, the Company had one additional individually evaluated commercial real estate loan in the amount of $3.0 million that was not considered collateral dependent and was accruing in accordance with its contractual terms. This loan had an allowance of $0.4 million at September 30, 2026 and $0.5 million at December 31, 2025, respectively. The allowance for this loan was measured using the present value of expected future cash flows, discounted at the loan’s effective interest rate. Expected cash flows were developed using probability of default and loss given default assumptions specific to the borrower.

The following table summarizes the Company’s nonaccrual loans by major categories for the respective periods.

	Nonaccrual Loans	Nonaccrual Loans	Total
(Dollars in thousands)	With No Allowance	With An Allowance	Nonaccrual Loans
September 30, 2026
Commercial and industrial	$—	22	$22
Residential real estate	—	196	196
Total	$—	218	$218

December 31, 2025
Commercial real estate	$378	—	$378
Residential real estate	—	104	104
Total	$378	104	$482

The Company did not recognize any interest income on nonaccrual loans during the quarter or nine months ended September 30, 2026 and 2025.

There were no modifications to borrowers experiencing financial difficulty during the quarter or nine months ended September 30, 2026 and 2025.

NOTE 5: STOCK-BASED COMPENSATION

The Company maintains the 2024 Equity and Incentive Compensation Plan (the “Plan”), which permits the grant of equity-based awards, including restricted stock units (“RSUs”), to employees of the Company and its subsidiaries.

On June 5, 2026, the Compensation Committee (the “Committee”) of the Board of Directors adopted and approved grants of 8,172 RSUs pursuant to the Plan and a Notice of Discretionary Equity Award Agreement and related Terms and Conditions (together, the “RSU Award Agreement”). The RSUs vest in installments of 33% in 2027, 33% in 2028, and 34% in 2029, subject to the recipient’s continued service through each vesting date. The grant-date fair value of the RSUs was $25.09 per unit, based on the closing price of the Company’s common stock on the date of grant, resulting in an aggregate grant-date fair value of approximately $205 thousand. The RSUs accrue dividend equivalents on unvested units equal to cash dividends declared on the Company’s common stock, which are subject to the same vesting conditions as the underlying RSUs. Upon vesting, the Company will withhold a portion of the shares otherwise issuable to satisfy the recipients’ tax withholding obligations.

The Company recognized approximately $17 thousand and $22 thousand of stock-based compensation expense related to this grant during the quarter and nine months ended September 30, 2026, respectively. Such expense is included in salaries and benefits expense, with a corresponding increase to additional paid-in capital. At September 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $183 thousand.

RSUs granted on July 24, 2025 vested during the first quarter of 2026, and no unvested awards remained outstanding at September 30, 2026 related to that grant. The Company recognized $24 thousand of stock-based compensation expense related to those RSUs during the first nine months of 2026, all of which was recognized in the first quarter of 2026, compared to $25 thousand during both the quarter and nine months ended September 30, 2025.

Total stock-based compensation expense was $17 thousand and $46 thousand for the quarter and nine months ended September 30, 2026, respectively, compared to $25 thousand for both the quarter and nine months ended September 30, 2025.

NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES

Contingent Liabilities

During the second quarter of 2026, the Company identified a loss contingency in connection with the release of a mortgage lien. Based on the facts known to management, the Company determined that a loss was probable and reasonably estimable and recorded a pre-tax accrual of $390 thousand within other noninterest expense during the second quarter of 2026, in accordance with applicable accounting guidance for loss contingencies.

The Company has submitted a claim to its insurer for recovery, which is pending a final determination. As of September 30, 2026, the Company has not recorded a receivable for any potential insurance recovery, as the recognition criteria for a gain contingency under generally accepted accounting principles have not yet been satisfied. Any recovery received from the insurer will be recognized in the period in which it is realized or realizable.

NOTE 7: DERIVATIVE INSTRUMENTS

The Company enters into interest rate swaps and interest rate floors to manage exposure to changes in interest rates on certain loans and investment securities. The Company does not enter into derivative instruments for speculative or trading purposes. All of the Company’s derivatives are designated as hedging instruments.

The Company’s pay-fixed, receive-SOFR interest rate swaps are designated as fair value hedges of the change in fair value of specified fixed-rate loans and, beginning in August 2026, of U.S. Treasury securities classified as available-for-sale, in each case attributable to changes in the SOFR benchmark rate. The swaps qualify for the shortcut method under ASC 815, and changes in the fair value of the swaps and of the hedged items attributable to the hedged risk are recognized in interest income (loans) or interest income (securities), as applicable. For the hedged securities, the change in fair value attributable to the hedged risk is recognized as an adjustment to amortized cost rather than in accumulated other comprehensive income (“AOCI”).

In August 2026, the Company terminated a $10.0 million swap hedging a specified loan and received a termination payment of $0.2 million; the related cumulative basis adjustment was reclassified to deferred loan fees and is being accreted into interest income (loans) over the remaining life of the loan.  At September 30, 2026, $0.2 million of this basis adjustment remained unaccreted and is included in loans, net of unearned income. The terminated swap was the Company’s only derivative instrument outstanding at December 31, 2025.

In August 2026, the Company purchased a $90.0 million interest rate floor with a strike rate of 3.65% for a premium of $1.6 million, designated as a cash flow hedge of the variability in interest income on a pool of variable-rate investment securities. The floor expires in August 2031 and was assessed as highly effective at September 30, 2026. The time value of the floor is excluded from the assessment of effectiveness, and the premium is amortized into interest income (securities) on a straight-line basis over the term of the floor; the remaining change in the fair value of the floor is recorded in AOCI and reclassified into interest income (securities) as the hedged interest income affects earnings.

The following table presents the fair value of derivative instruments designated as hedging instruments as of September 30, 2026 and December 31, 2025:

	Balance Sheet	Notional	Fair Value	Fair Value
(Dollars in thousands)	Location	Amount	Asset	Liability
September 30, 2026:
Interest rate swaps (fair value hedges)	Other Assets	$102,000	5,280	$—
Interest rate floor (cash flow hedge)	Other Assets	90,000	939	—
Total derivative instruments		$192,000	6,219	$—

	Balance Sheet	Notional	Fair Value	Fair Value
(Dollars in thousands)	Location	Amount	Asset	Liability
December 31, 2025:
Interest rate swap (fair value hedge)	Other Liabilities	$9,988	—	$22
Total derivative instruments		$9,988	—	$22

The following table presents the carrying amount of hedged loans and investment securities and the cumulative amount of fair value hedging adjustments included in the carrying amount of the hedged items:

		Cumulative Fair
		Value Hedging
	Carrying Amount	Adjustment Included
(Dollars in thousands)	of Hedged Items	in Carrying Amount
September 30, 2026:
Loans, net of unearned income	$11,140	$(860)
Investment securities available-for-sale, at amortized cost	84,528	(4,420)
December 31, 2025:
Loans, net of unearned income	$10,010	$22

The following table presents the effect of fair value hedge accounting on the consolidated statements of earnings for the quarters and nine months ended September 30, 2026 and 2025. Amounts for swaps hedging loans include the swap terminated in August 2026 through the date of termination:

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Interest income (loans):
Total interest income (loans)	$8,303	$7,793	$24,420	$23,012
Amount of gain (loss) recognized in income on derivative	786	—	1,100	—
Amount of gain (loss) recognized in income on hedged item attributable to hedged risk	(786)	—	(1,100)	—
Net impact on interest income (loans)	$—	$—	$—	$—
Interest income (securities):
Total interest income (securities)	$1,590	$1,288	$4,015	$3,956
Amount of gain (loss) recognized in income on derivative	4,420	—	4,420	—
Amount of gain (loss) recognized in income on hedged item attributable to hedged risk	(4,420)	—	(4,420)	—
Net impact on interest income (securities)	$—	$—	$—	$—

The following table presents the effect of the cash flow hedge on AOCI and the consolidated statements of earnings for the quarter and nine months ended September 30, 2026 and 2025:

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Amount of gain (loss) recognized in other comprehensive income on derivative	$(628)	$—	$(628)	$—
Amount of gain (loss) reclassified from AOCI into interest income (securities)	—	—	—	—
Amortization of excluded component recognized in interest income (securities)	(37)	—	(37)	—

At September 30, 2026, accumulated other comprehensive loss of $25.7 million consisted of $25.2 million of net unrealized losses on securities available-for-sale and $0.5 million of net deferred loss on the interest rate floor, each net of tax. The amounts recognized in OCI related to the floor during 2026 represent the change in the floor’s time value, which is excluded from the assessment of hedge effectiveness. The Company expects to recognize approximately $0.3 million of premium amortization as a reduction of interest income (securities) over the next twelve months and, based on the forward SOFR curve at September 30, 2026, does not expect to reclassify a significant amount of the net deferred loss from AOCI into earnings over that period.

The Company had no derivatives designated as hedging instruments during the quarter and nine months ended September 30, 2025.

The Company is exposed to credit risk in the event of nonperformance by its derivative counterparty. The Company’s agreements with the counterparty provide that, if the Bank fails to remain “well capitalized” under applicable regulatory capital requirements, the counterparty could terminate the derivative positions and settle them at fair value. At September 30, 2026, the Company’s derivative positions were in a net asset position, and no additional collateral or settlement amount would have been required had this provision been triggered.

The Company’s derivatives are subject to a master netting arrangement with a single counterparty that provides for the netting of amounts due upon an event of default or early termination and for the exchange of collateral based on the net fair value of the derivatives; however, the Company does not offset derivative assets and liabilities on its consolidated balance sheets. At September 30, 2026, the gross and net amounts of derivative assets subject to the arrangement were each $6.2 million, and no collateral had been received from the counterparty. Subsequent to September 30, 2026, the Company received cash collateral from the counterparty as permitted under the arrangement in an amount approximating the net fair value of the Company’s derivative positions.

NOTE 8: FAIR VALUE

Fair Value Hierarchy

“Fair value” is defined by ASC 820, Fair Value Measurement, as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for an asset or liability at the measurement date. GAAP establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level changes in fair value measurements

Transfers between levels of the fair value hierarchy are generally recognized at the end of each reporting period. The Company monitors the valuation techniques utilized for each category of financial assets and liabilities to ascertain when transfers between levels have been affected. The nature of the Company’s financial assets and liabilities generally is such that transfers in and out of any level are expected to be infrequent. For the nine months ended September 30, 2026, there were no transfers between levels and no changes in valuation techniques for the Company’s financial assets and liabilities.

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

Interest Rate Floor

The fair value of the Company’s interest rate floor is estimated using an option-pricing model that incorporates observable market inputs, including the SOFR forward curve, benchmark discount rates and market-implied interest rate volatility over the remaining term of the floor. Because the significant inputs used in valuing the interest rate floor are observable in active markets, the Company classifies this instrument within Level 2 of the fair value hierarchy.

The following table presents the balances of the assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively, by caption, on the accompanying consolidated balance sheets by ASC 820 valuation hierarchy (as described above).

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Securities available-for-sale:
U.S. Treasury	$84,784	—	84,784	—
Agency obligations	50,338	—	50,338	—
Agency MBS	140,742	—	140,742	—
State and political subdivisions	15,953	—	15,953	—
Total securities available-for-sale	291,817	—	291,817	—
Other assets - interest rate swaps	5,280	—	5,280	—
Other assets - interest rate floor	939	—	939	—
Total assets at fair value	$298,036	—	298,036	—

December 31, 2025:
Securities available-for-sale:
Agency obligations	$53,784	—	53,784	—
Agency MBS	161,927	—	161,927	—
State and political subdivisions	17,548	—	17,548	—
Total securities available-for-sale	233,259	—	233,259	—
Total assets at fair value	$233,259	—	233,259	—

Other liabilities - interest rate swap	22	—	22	—
Total liabilities at fair value	$22	—	22	—

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

The following table presents the balances of the assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025, respectively, by caption, on the accompanying consolidated balance sheets and by the ASC 820 valuation hierarchy described above:

		Quoted Prices in
		Active Markets	Other	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(Dollars in thousands)	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Other assets (2)	$725	—	—	725
Total assets at fair value	$725	—	—	725

December 31, 2025:
Loans, net(1)	$378	—	—	378
Other assets (2)	771	—	—	771
Total assets at fair value	$1,149	—	—	1,149

(1)Loans considered collateral dependent under ASC 326 Financial Instruments - Credit Losses.

(2)Represents MSRs, net, carried at lower of cost or estimated fair value.

Quantitative Disclosures for Level 3 Fair Value Measurements

At September 30, 2026 and December 31, 2025, the Company had no Level 3 assets measured at fair value on a recurring basis. For Level 3 assets measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025, the significant unobservable inputs used in the fair value measurements are presented below.

				Range of			Weighted
	Carrying		Significant	Unobservable			Average
(Dollars in thousands)	Amount	Valuation Technique	Unobservable Input	Inputs			of Input
September 30, 2026:
Mortgage servicing rights, net	$725	Discounted cash flow	Prepayment speed or CPR	5.6	-	9.4%	5.7%
			Discount rate	10.0	-	12.0	10.0
December 31, 2025:
Collateral dependent loans	$378	Appraisal	Appraisal discounts	10.0	-	10.0%	10.0%
Mortgage servicing rights, net	771	Discounted cash flow	Prepayment speed or CPR	6.8	-	8.4	8.2
			Discount rate	9.5	-	11.5	9.5

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

The carrying values, related estimated fair values, and placements in the fair value hierarchy of the Company’s financial instruments at September 30, 2026 and December 31, 2025 are presented below. This table excludes financial instruments recorded at fair value on a recurring basis, and financial instruments for which the carrying amount approximates fair value. Financial assets for which fair value approximates carrying value included cash and cash equivalents. Financial liabilities for which fair value approximates carrying value included noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits. Fair value approximates the carrying value of these financial liabilities due to these products having no stated maturity. Additionally, financial liabilities for which fair value approximates carrying value included overnight borrowings such as federal funds purchased and securities sold under agreements to repurchase.

The following table summarizes our fair value estimates:

			Fair Value Hierarchy
	Carrying	Estimated	Level 1	Level 2	Level 3
(Dollars in thousands)	amount	fair value	inputs	inputs	Inputs
September 30, 2026:
Financial Assets:
Loans, net (1)	$565,360	$549,065	—	—	$549,065
Financial Liabilities:
Time Deposits	$186,499	$185,529	—	185,529	$—

December 31, 2025:
Financial Assets:
Loans, net (1)	$558,178	$542,382	—	—	$542,382
Loans held for sale	172	179	—	179	—
Financial Liabilities:
Time Deposits	$176,801	$176,137	—	176,137	$—

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

The following discussion and analysis is intended to provide a better understanding of various factors related to the results of operations and financial condition of the Company and the Bank. This discussion is intended to supplement and highlight information contained in the accompanying unaudited condensed consolidated financial statements and related notes for the quarters and nine months ended September 30, 2026 and 2025, as well as the information contained in our annual report on Form 10-K for the year ended December 31, 2025 and our interim reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

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

●

governmental fiscal and monetary policies and changes, including taxes, the amount of federal deficit spending and the debt to fund such spending, changes in monetary policies, including changes in the Federal Reserve’s target federal funds rate, such as the increase in September 2026 and any further increases if inflation remains above the Federal Reserve’s 2% objective, the pace and duration of any such changes, and in the Federal Reserve’s holdings of securities through quantitative tightening or easing;

●

changes in market interest rates and the shape of the yield curve on changes in savings, deposit and payment behaviors, the levels, composition and costs of deposits, loan demand and mortgage loan originations, and the values and liquidity of and interest-sensitive assets and liabilities;

●

increases in market interest rates that may result in unrealized losses on our securities portfolio and derivatives designated as cash flow hedges, which adversely affect our stockholders’ equity for financial reporting purposes and our tangible equity;

●

the effectiveness of our interest rate hedging strategies, including the risk that our interest rate swaps and interest rate floor do not perform as intended, that hedge accounting is discontinued, that a counterparty fails to perform, and the effects of the related fair value and cash flow hedge adjustments on our reported net interest income, other comprehensive income and stockholders’ equity;

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

●

more permissive regulation and/or enforcement of digital assets, such as cyber currency and stablecoins (including rewards or other forms of payments functionally similar to interest), that increases competition to banks, increases risks to the payment systems, increases risks of fraud and theft of digital assets and their effects on customers other financial institutions, including our counterparties, and that may adversely affect confidence in the financial system, generally;

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

●	changes in accounting pronouncements and interpretations;

●	changes in counterparty and borrower credit risks, including the risks resulting from changes in Fannie Mae’s mortgage borrower credit score requirements;

●	changes in the availability and cost of credit and capital in the financial markets, and the types of instruments that may be included as capital for regulatory purposes;

●	changes in our technology or products that may be more difficult, costly and risky, or less effective than anticipated;

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

●

other factors and risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in any of our subsequent reports that we make with the Securities and Exchange Commission (the “Commission” or “SEC”) under the Exchange Act.

All written or oral forward-looking statements that we make or are attributable to us are expressly qualified in their entirety by this cautionary notice.  We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

Summary of Results of Operations

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025	2026	2025
Net interest income (a)	$8,121	$7,641	$23,948	$22,164
Less: tax-equivalent adjustment	107	69	313	203
Net interest income (GAAP)	8,014	7,572	23,635	21,961
Noninterest income	974	829	2,745	2,365
Total revenue	8,988	8,401	26,380	24,326
Provision for credit losses	(50)	(255)	(374)	(152)
Noninterest expense	5,894	5,806	17,900	17,388
Income tax expense	621	623	1,835	1,500
Net earnings	$2,523	$2,227	$7,019	$5,590
Basic and diluted earnings per share	$0.72	$0.64	$2.01	$1.60

(a) Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."

Financial Summary

The Company’s net earnings were $7.0 million for the first nine months of 2026, a 26% increase compared to $5.6 million for the first nine months of 2025. Basic and diluted earnings per share were $2.01 per share for the first nine months of 2026, compared to $1.60 per share for the first nine months of 2025.

Net interest income (tax-equivalent) was $23.9 million for the first nine months of 2026, an 8% increase compared to $22.2 million for the first nine months of 2025. This increase was due to growth in average interest-earning assets and improvements in our net interest margin. The Company’s net interest margin (tax-equivalent) was 3.32% for the first nine months of 2026 compared to 3.16% for the first nine months of 2025. This increase was primarily due to higher yields on interest-earning assets, a decrease in our cost of interest-bearing deposits, and a more favorable asset mix. Average loans were approximately $580.1 million in the first nine months of 2026, compared to $560.9 million in the first nine months of 2025.

The Company recorded a negative provision for credit losses of $374 thousand in the first nine months of 2026, compared to a negative provision for credit losses of $152 thousand in the first nine months of 2025. The provision for credit losses is affected by changes in the overall balance and composition of our loan portfolio and unfunded commitments, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions, and net charge-offs.

Noninterest income was $2.7 million in the first nine months of 2026, compared to $2.4 million in the first nine months of 2025. The increase was primarily due to increased bank-owned life insurance (“BOLI”) income related to non-taxable death benefits received during the second and third quarters of 2026 and increased other noninterest income.

Noninterest expense was $17.9 million in the first nine months of 2026, compared to $17.4 million in the first nine months of 2025. The increase was primarily due to a $0.4 million loss contingency accrual recorded in other noninterest expense during the second quarter of 2026. See “Note 6 – Commitments and Contingent Liabilities” to the accompanying consolidated financial statements.

The provision for income tax expense was $1.8 million for the first nine months of 2026 compared to $1.5 million for the first nine months of 2025. The Company’s effective tax rate for the first nine months of 2026 was 20.73%, compared to 21.16% in the first nine months of 2025. The Company’s effective income tax rate is principally affected by tax-exempt earnings from the Company’s investments in municipal securities and loans, BOLI, and New Markets Tax Credits (“NMTCs”).

The Company paid cash dividends of $0.81 per share in the first nine months of 2026 and 2025. At September 30, 2026, the Bank’s regulatory capital ratios were well above the minimum amounts required to be “well capitalized” under current regulatory standards with a total risk-based capital ratio of 17.30%, a tier 1 leverage ratio of 10.74% and a common equity tier 1 (“CET1”) ratio of 16.32% at September 30, 2026. See “Balance Sheet Analysis – Capital Adequacy.”

For the third quarter of 2026, net earnings were $2.5 million, or $0.72 per share, compared to $2.2 million, or $0.64 per share, for the third quarter of 2025, a 13% increase in earnings per share. Net interest income (tax-equivalent) was $8.1 million for the third quarter of 2026 compared to $7.6 million for the third quarter of 2025. The increase was due to growth in average interest-earning assets and improvements in our net interest margin.  The Company’s net interest margin (tax-equivalent) was 3.36% in the third quarter of 2026 compared to 3.21% in the third quarter of 2025. The increase was primarily due to higher yields on interest-earning assets, a more favorable asset mix, including cash that was deployed into higher-yielding securities, and a decrease in our cost of interest-bearing deposits. The Company recorded a negative provision for credit losses of $50 thousand in the third quarter of 2026, compared to a negative provision for credit losses of $255 thousand in the third quarter of 2025. Noninterest income was $1.0 million for the third quarter of 2026, compared to $0.8 million for the third quarter of 2025. The increase was primarily due to an increase in bank-owned life insurance income from a non-taxable death benefit received in the third quarter of 2026. Noninterest expense was $5.9 million in the third quarter of 2026, compared to $5.8 million in the third quarter of 2025. The increase was primarily due to higher salaries and benefits and other noninterest expense, partially offset by lower net occupancy and equipment expense and professional fees. Income tax expense was $0.6 million for the third quarter of 2026, unchanged compared to the third quarter of 2025. The Company’s effective tax rate for the third quarter of 2026 was 19.75%, compared to 21.86% in the third quarter of 2025.

During the third quarter of 2026, the Company deployed a portion of its excess cash into higher-yielding securities by purchasing approximately $88.9 million of U.S. Treasury securities and entering into a $90.0 million interest rate swap designated as a fair value hedge that effectively converts the securities to a floating rate. The Company also purchased a $90.0 million interest rate floor, designated as a cash flow hedge, to protect floating-rate interest income against a decline in short-term interest rates. See “Note 7 – Derivative Instruments” and “Interest Rate Risk Management” below.

CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform with U.S. GAAP and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Form 10-K as of and for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Average Balance Sheet and Interest Rates

	Nine months ended September 30,
	2026		2025
	Average	Yield/	Average	Yield/
(Dollars in thousands)	Balance	Rate	Balance	Rate
Loans and loans held for sale	$580,128	5.69%	$560,946	5.52%
Securities	264,561	2.06%	274,068	1.96%
Federal funds sold	26,288	3.60%	26,717	4.38%
Interest-bearing bank deposits	92,376	3.72%	76,254	4.46%
Total interest-earning assets	963,353	4.44%	937,985	4.36%
Deposits:
NOW	219,724	1.22%	202,381	1.35%
Savings and money market	267,035	0.95%	254,095	1.01%
Time deposits	182,626	3.06%	185,355	3.22%
Total interest-bearing deposits	669,385	1.61%	641,831	1.75%
Short-term borrowings	44	3.04%	37	3.61%
Total interest-bearing liabilities	669,429	1.61%	641,868	1.75%
Net interest income and margin (tax-equivalent)	$23,948	3.32%	$22,164	3.16%

Net Interest Income and Margin

Net interest income (tax-equivalent) was $23.9 million for the first nine months of 2026, an 8% increase compared to $22.2 million for the first nine months of 2025. This increase was due to growth in average interest-earning assets and improvements in our net interest margin. Average interest-earning assets were $963.4 million during the first nine months of 2026, a 3% increase compared to $938.0 million during the first nine months of 2025. The Company’s net interest margin (tax-equivalent) was 3.32% for the first nine months of 2026 compared to 3.16% for the first nine months of 2025. This increase was primarily due to higher yields on interest-earning assets, a more favorable asset mix, and a decrease in our cost of interest-bearing deposits. The Federal Reserve announced a 25-basis point reduction in the target range for the federal funds rate in each of September, October and December 2025, and held the target range at 3.50% to 3.75% through the first eight months of 2026 as inflation remained above the Federal Reserve’s 2% objective. On September 16, 2026, the Federal Reserve increased the target range for the federal funds rate by 25 basis points to 3.75% to 4.00%, and the Federal Reserve Chair has signaled that additional increases could follow if inflation remains elevated and the labor market remains stable, consistent with the Federal Reserve’s dual mandate.

The tax-equivalent yield on total interest-earning assets increased by 8 basis points to 4.44% in the first nine months of 2026 compared to 4.36% in the first nine months of 2025. This increase was primarily due to higher yields on loans and a more favorable asset mix.

The cost of interest-bearing liabilities decreased 14 basis points in the first nine months of 2026 to 1.61%, compared to 1.75% in the first nine months of 2025, following the decreases to the federal funds rate in late 2025.

The Company continues to deploy various asset liability management strategies to manage its risks from interest rate fluctuations. Deposit and loan pricing remain competitive in our markets. We believe that interest rates, inflation and monetary policy may continue to fluctuate during the remainder of 2026, and the Federal Reserve’s September 2026 rate increase and any further increases may place upward pressure on our deposit costs. Our ability to compete and manage our deposit costs until our interest-earning assets reprice and we generate new loans with current market interest rates will be important to our net interest margin during the remainder of 2026.

Provision for Credit Losses

The Company recorded a negative provision for credit losses of $374 thousand in the first nine months of 2026, compared to a negative provision for credit losses of $152 thousand in the first nine months of 2025. For the third quarter of 2026, the Company recorded a negative provision for credit losses of $50 thousand, compared to a negative provision for credit losses of $255 thousand in the third quarter of 2025. The provision for credit losses is affected by changes in overall balance and composition of our loan portfolio and unfunded commitments, our internal assessment of the credit quality of the loan portfolio, our expectations about future economic conditions, and net charge-offs.

Our allowance for credit losses reflects an amount we believe appropriate, based on our allowance assessment methodology, to adequately cover all expected credit losses as of the date the allowance is determined. At September 30, 2026, the Company’s allowance for credit losses was $6.5 million, or 1.13% of total loans, compared to $7.2 million, or 1.27% of total loans, at December 31, 2025, and $6.7 million, or 1.20% of total loans, at September 30, 2025. The decrease from December 31, 2025 was primarily due to refinements in the Company’s calculation of current expected credit losses (“CECL”). During the first quarter of 2026, the Company established a new loan segment within its CECL calculation for municipal loans, which reduced the allowance for credit losses due to lower expected credit losses associated with these loans. Prior to this change, municipal loans were included in the commercial and industrial loan segment for CECL.

Noninterest Income

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$158	$154	$464	$461
Mortgage lending income	127	167	431	391
Bank-owned life insurance	247	103	526	309
Other	442	405	1,324	1,204
Total noninterest income	$974	$829	$2,745	$2,365

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

The following table presents a breakdown of the Company’s mortgage lending income.

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Origination income	$47	$93	$204	$150
Servicing fees, net	80	74	227	241
Total mortgage lending income	$127	$167	$431	$391

Income from bank-owned life insurance increased due to non-taxable death benefits received during the second and third quarters of 2026.

Other noninterest income increased primarily due to higher debit card interchange income.

Noninterest Expense

	Quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Salaries and benefits	$3,416	$3,375	$10,053	$9,943
Net occupancy and equipment	555	598	1,682	1,916
Professional fees	281	312	1,057	984
Other	1,642	1,521	5,108	4,545
Total noninterest expense	$5,894	$5,806	$17,900	$17,388

The decrease in net occupancy and equipment expense was primarily due to increased leasing income associated with the Company’s headquarters.

The increase in professional fees for the first nine months of 2026 was primarily due to an increase in legal expenses.

The increase in other noninterest expense was primarily due to a $390 thousand loss contingency accrual recorded during the second quarter of 2026 related to the release of a mortgage lien in connection with a commercial lending relationship. The Company has submitted a claim to its insurer for recovery, but no insurance recovery has been recognized. See “Note 6 – Commitments and Contingent Liabilities” to the accompanying consolidated financial statements.

Income Tax Expense

Income tax expense was $1.8 million for the first nine months of 2026, compared to $1.5 million for the first nine months of 2025. The increase was primarily due to the level of pre-tax earnings. The Company’s effective tax rate was 20.73% for the first nine months of 2026, compared to 21.16% for the first nine months of 2025. The decrease in the effective tax rate was primarily due to a higher level of tax-exempt income, including the non-taxable BOLI death benefits received during the second and third quarters of 2026. The Company’s effective income tax rate is affected principally by tax-exempt earnings from the Company’s investments in municipal securities and loans, BOLI, and NMTCs.

BALANCE SHEET ANALYSIS

Securities

Securities available-for-sale were $291.8 million at September 30, 2026, compared to $233.3 million at December 31, 2025. This increase reflects a purchase of U.S. Treasury securities at a cost of approximately $88.9 million (an amortized cost basis of $84.5 million at September 30, 2026, which reflects a $4.4 million cumulative fair value hedging adjustment related to the interest rate swap designated as a fair value hedge of these securities; see “Note 7 – Derivative Instruments” to the accompanying consolidated financial statements) partially offset by a decrease in the amortized cost basis of securities available-for-sale in other securities types, primarily due to normal paydowns and maturities, of $18.2 million and a decrease in the fair value of securities available-for-sale of $7.8 million. The average annualized tax-equivalent yields earned on total securities were 2.06% in the first nine months of 2026 compared to 1.96% in the first nine months of 2025.

The maturity distribution of securities available-for-sale at September 30, 2026 is presented in “Note 3 – Securities” to the accompanying consolidated financial statements. Because the composition of the portfolio changed significantly during the third quarter of 2026, the following table presents the weighted average yield of securities available-for-sale by contractual maturity at September 30, 2026. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid in whole or in part, with or without penalty.

	1 year	1 to 5	5 to 10	After 10	Total
Weighted Average yield (1)	or less	years	years	years
September 30, 2026
U.S. Treasury	—	—	—	5.18%	5.18%
Agency obligations	2.94%	1.24%	3.03%	—	1.50%
Agency MBS	—	1.23%	1.72%	2.27%	2.04%
State and political subdivisions	—	1.83%	2.32%	2.48%	2.17%
Total available-for-sale	2.94%	1.29%	2.06%	3.60%	2.87%

(1) Calculated on amortized cost before the fair value hedging adjustment described in Note 3. The total weighted average yield was 1.94% at December 31, 2025.

Loans

	2026			2025
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Commercial and industrial	$27,061	27,754	31,841	33,887	29,647
Municipal	34,318	35,020	35,703	24,513	25,455
Construction and land development	57,067	58,855	60,248	56,436	79,045
Commercial real estate	326,975	333,525	334,602	325,521	298,681
Residential real estate	118,400	114,808	111,143	116,554	116,279
Consumer installment	8,886	9,919	8,524	8,421	8,805
Total loans	$572,707	579,881	582,061	565,332	557,912

Total loans were $572.7 million at September 30, 2026, compared to $565.3 million at December 31, 2025. Three loan categories represented the majority of the loan portfolio at September 30, 2026: commercial real estate (57%), residential real estate (21%), and construction and land development (10%). Approximately 16% of the Company’s commercial real estate loans were classified as owner-occupied at September 30, 2026. Total loans in the table above and in the discussion that follows exclude the cumulative fair value hedging adjustment of $(860) thousand at September 30, 2026 and $22 thousand at December 31, 2025 related to the Company’s interest rate swaps designated as fair value hedges of loans; this adjustment is included in loans, net of unearned income, on the consolidated balance sheets. See “Note 4 – Loans and Allowance for Credit Losses” and “Note 7 – Derivative Instruments” to the accompanying consolidated financial statements.

During the first quarter of 2026, the Company established a separate municipal loan segment following growth in these balances. Prior to this change in presentation, municipal loans were included in the commercial and industrial loan segment. Prior period amounts have been revised to conform with the current period presentation.

Within the residential real estate portfolio segment, the Company had junior lien mortgages of approximately $11.1 million, or 2% of total loans, and $12.3 million, or 2%, of total loans at September 30, 2026 and December 31, 2025, respectively. For residential real estate mortgage loans with a consumer purpose, the Company had no loans that required interest only payments at September 30, 2026 and December 31, 2025. The Company’s residential real estate mortgage portfolio does not include any option or hybrid ARM loans, subprime loans, or any material amount of other consumer mortgage products which are generally viewed as high risk.

The average yield earned on loans and loans held for sale was 5.69% in the first nine months of 2026 and 5.52% in the first nine months of 2025.

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

The Company attempts to reduce these economic and credit risks through its loan-to-value guidelines for collateralized loans, investigating the creditworthiness of borrowers and monitoring borrowers’ financial position. Also, we have established and periodically review lending policies and procedures. Banking regulations limit a bank’s credit exposure by prohibiting unsecured loan relationships that exceed 10% of its capital; or 20% of capital, if loans in excess of 10% of capital are fully secured. Under these regulations, we are prohibited from having secured loan relationships in excess of approximately $23.6 million. Furthermore, we have an internal limit for aggregate credit exposure (loans outstanding plus unfunded commitments) to a single borrower of $21.3 million. Our loan policy requires that the Loan Committee of the Board of Directors approve any loan relationships that exceed this internal limit. At September 30, 2026, the Bank had no loan relationships exceeding our internal limit.

We periodically analyze our commercial and industrial and commercial real estate loan portfolios to determine if a concentration of credit risk exists in any one or more industries. We use classification systems broadly accepted by the financial services industry in order to categorize our commercial borrowers. Loans to borrowers in each of the following classes exceeded 25% of the Bank’s total risk-based capital at September 30, 2026 (and related balances at December 31, 2025).

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Lessors of 1-4 family residential properties	$58,304	$56,773
Multifamily residential properties	56,873	51,516
Hotel/motel	56,292	47,870
Shopping centers/strip malls	41,791	42,444

Allowance for Credit Losses

Our allowance for credit losses was approximately $6.5 million and $7.2 million at September 30, 2026 and December 31, 2025, respectively, which our management believed to be adequate at each of the respective dates. Our allowance for credit losses as a percentage of total loans was 1.13% at September 30, 2026, compared to 1.27% at December 31, 2025.

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

Under the CECL methodology the allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics, and on an individual basis for loans that do not share similar risk characteristics with the collectively evaluated pools. Losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable period losses are reverted to long term historical averages. At September 30, 2026, reasonable and supportable periods of 4 quarters were utilized followed by an 8-quarter straight line reversion period to long term averages.

The allowance for credit losses by loan category for the third quarter of 2026 and the previous four quarters is presented below.

	2026						2025
	Third Quarter		Second Quarter		First Quarter		Fourth Quarter		Third Quarter
(Dollars in thousands)	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial and industrial	$530	4.7	$542	4.8	$686	5.5	$1,129	10.3	$1,126	9.9
Municipal	147	6.0	150	6.0	154	6.1	n/a	n/a	n/a	n/a
Construction and land development	662	10.0	675	10.1	694	10.4	1,304	10.0	1,552	14.2
Commercial real estate	3,871	57.0	3,959	57.6	4,056	57.4	3,777	57.6	3,038	53.5
Residential real estate	1,132	20.7	1,094	19.8	1,029	19.1	837	20.6	836	20.8
Consumer installment	145	1.6	166	1.7	157	1.5	129	1.5	139	1.6
Total allowance for credit losses	$6,487		$6,586		$6,776		$7,176		$6,691

* Loan balance in each category expressed as a percentage of total loans.

A summary of the changes in the allowance for credit losses and certain asset quality ratios for the third quarter of 2026 and the previous four quarters is presented below.

	2026			2025
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Balance at beginning of period	$6,586	6,776	7,176	6,691	6,965
Charge-offs:
Commercial and industrial	—	—	(5)	(39)	—
Commercial real estate	—	—	(378)	(296)	—
Consumer installment	(2)	(3)	(33)	—	(87)
Total charge-offs	(2)	(3)	(416)	(335)	(87)
Recoveries	10	25	14	30	9
Net (charge-offs) recoveries	8	22	(402)	(305)	(78)
Provision for credit losses - Loans	(107)	(212)	2	790	(196)
Ending balance	$6,487	6,586	6,776	7,176	6,691
as a % of loans	1.13%	1.14	1.16	1.27	1.20
as a % of nonperforming loans	2,976%	10,291	6,643	1,489	6,434
Net charge-offs (recoveries) as % of average loans (a)	(0.01)%	(0.02)	0.28	0.22	0.06
(a)	Net charge-offs (recoveries) are annualized.

Net charge-offs were $372 thousand for the first nine months of 2026, compared to net charge-offs of $93 thousand for the first nine months of 2025. Net charge-offs in the first nine months of 2026 were primarily related to one nonperforming collateral-dependent loan.

Nonperforming Assets

At September 30, 2026 and December 31, 2025, the Company had $0.2 million and $0.5 million, respectively, in nonperforming assets.

The table below provides information concerning total nonperforming assets and certain asset quality ratios for the third quarter of 2026 and the previous four quarters.

	2026			2025
	Third	Second	First	Fourth	Third
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonperforming assets:
Nonaccrual loans	$218	64	102	482	104
Total nonperforming assets	$218	64	102	482	104
as a % of loans and other real estate owned	0.04%	0.01	0.02	0.09	0.02
as a % of total assets	0.02%	0.01	0.01	0.05	0.01
Nonperforming loans as a % of total loans	0.04%	0.01	0.02	0.09	0.02
Accruing loans 90 days or more past due	$—	—	208	—	77

The table below provides information concerning the composition of nonaccrual loans for the third quarter of 2026 and the previous four quarters.

	2026			2025
	Third	Second	First	Fourth	Third
(In thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Nonaccrual loans:
Commercial and industrial	$22	—	—	—	—
Commercial real estate	—	—	—	378	—
Residential real estate	196	64	102	104	104
Total nonaccrual loans	$218	64	102	482	104

The Company discontinues the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected or (2) the principal or interest is 90 days or more past due, unless the loan is both well-secured and in the process of collection.

The Company had no loans 90 days or more past due and still accruing at September 30, 2026 or December 31, 2025.

The Company had no other real estate owned at September 30, 2026 or December 31, 2025.

Deposits

(In thousands)	September 30, 2026	December 31, 2025
Noninterest-bearing demand	$264,477	268,026
NOW	203,960	214,827
Money market	179,983	170,352
Savings	88,419	92,920
Certificates of deposit under $250,000	101,378	97,458
Certificates of deposit and other time deposits of $250,000 or more	85,121	79,343
Total deposits	$923,338	922,926

Total deposits were $923.3 million at September 30, 2026, compared to $922.9 million at December 31, 2025. Noninterest-bearing deposits were 29% of total deposits at both September 30, 2026 and December 31, 2025. The Company had no brokered deposits at September 30, 2026 and December 31, 2025.

The average rate paid on total interest-bearing deposits was 1.61% in the first nine months of 2026, compared to 1.75% in the first nine months of 2025.

The Bank participates in the Certificates of Deposit Account Registry Service (the “CDARS”) and the Insured Cash Sweep product (“ICS”), which provide for reciprocal (“two-way”) transactions among banks facilitated by IntraFi for the purpose of improving the FDIC insurance coverage for our depositors. The Company had reciprocal deposits on its balance sheet of $29.6 million at September 30, 2026, compared to $9.8 million at December 31, 2025. At September 30, 2026, the Company had $49.9 million reciprocal deposits sold, compared to $79.7 million at December 31, 2025.

At September 30, 2026, estimated uninsured deposits totaled $361.6 million, or 39% of total deposits, compared to $392.9 million, or 43% of total deposits at December 31, 2025. Uninsured amounts are estimated based on the portion of account balances that exceed FDIC insurance limits. The Bank’s uninsured deposits at September 30, 2026 and December 31, 2025 include approximately $202.5 million and $228.7 million, respectively, of deposits of state, county and local governments that are collateralized by securities. Deposits of state, county and local governments were 56% and 58% of our estimated uninsured deposits at September 30, 2026 and December 31, 2025, respectively.

The estimated uninsured time deposits by maturity as of September 30, 2026 are presented below.

(Dollars in thousands)	September 30, 2026
Maturity of:
3 months or less	$45,978
Over 3 months through 6 months	20,721
Over 6 months through 12 months	13,701
Over 12 months	4,721
Total estimated uninsured time deposits	$85,121

Other Borrowings and Available Credit

The Company had no long-term debt at September 30, 2026 and December 31, 2025. The Bank utilizes short and long-term non-deposit borrowings from time to time. Short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase with an original maturity of one year or less. The Bank had available federal funds lines totaling $73.2 million and $65.2 million, with no federal fund borrowings outstanding at September 30, 2026, and December 31, 2025, respectively. The Bank is eligible to borrow from the FRB’s discount window, but had no such borrowings at September 30, 2026 and December 31, 2025.

The Bank is a member of the FHLB-Atlanta and has borrowed from the FHLB-Atlanta, and in the future may borrow from time to time under the FHLB-Atlanta’s advance program. FHLB-Atlanta advances include both fixed and variable terms and provide various maturities, and generally are secured by eligible assets. The Bank had no borrowings under FHLB-Atlanta’s advance program at September 30, 2026 and December 31, 2025. At those dates, the Bank had $325.5 million and $304.9 million, respectively, of available lines of credit at the FHLB-Atlanta.

CAPITAL ADEQUACY

At September 30, 2026, the Company’s consolidated stockholders’ equity (book value) was $89.6 million, or $25.74 per share, compared to $92.1 million, or $26.35 per share, at December 31, 2025. The decrease from December 31, 2025 was primarily driven by an other comprehensive loss of $6.3 million due to an increase in unrealized losses on securities available-for-sale and cash flow hedges, net of tax, cash dividends paid of $2.8 million, and stock repurchases of $0.4 million, partially offset by net earnings of $7.0 million. The Company’s equity-to-assets ratio was 8.81% at September 30, 2026, compared to 9.04% at December 31, 2025.

All of the Company’s marketable securities are classified as available-for-sale. Therefore, any changes in the fair value of the Company’s securities portfolio are reflected in accumulated other comprehensive loss within total equity, net of tax, under generally accepted accounting principles, but do not affect our capital for regulatory purposes.

The Company paid cash dividends of $0.81 per share for both the first nine months of 2026 and the first nine months of 2025.

The Federal Reserve has treated us as a “small bank holding company” under the Federal Reserve’s Small Bank Holding Company Policy. Accordingly, our capital adequacy is evaluated at the Bank level, and not for the Company and its consolidated subsidiaries. The Bank’s tier 1 leverage ratio was 10.74%, CET1 risk-based capital ratio was 16.32%, tier 1 risk-based capital ratio was 16.32%, and total risk-based capital ratio was 17.30% at September 30, 2026. These ratios exceed the minimum regulatory capital percentages of 5.0% for tier 1 leverage ratio, 6.5% for CET1 risk-based capital ratio, 8.0% for tier 1 risk-based capital ratio, and 10.0% for total risk-based capital ratio to be considered “well capitalized.”

The Basel III regulatory capital framework applicable to us includes a “capital conservation buffer” of CET1 capital. A banking organization with a capital conservation buffer of 2.5% or less is subject to limitations on “distributions” from “eligible retained earnings”, including dividend payments, share repurchases and certain discretionary bonus payments. At September 30, 2026, the Bank had a capital conservation buffer of 9.30%.

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

At September 30, 2026, our earnings simulation model indicated that we were in compliance with the policy guidelines noted above.

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

At September 30, 2026, our EVE model indicated that we were in compliance with our policy guidelines.

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

The Company also uses derivative financial instruments to manage interest rate sensitivity. See “Note 7 – Derivative Instruments” and “Note 8 – Fair Value” to the accompanying consolidated financial statements.

Liquidity Risk Management

Liquidity is the Company’s ability to convert assets into cash equivalents in order to meet daily cash flow requirements, primarily for deposit withdrawals, loan demand and maturing obligations. The Company seeks to manage its liquidity to manage or reduce its costs of funds by maintaining liquidity believed adequate to meet its anticipated funding needs, while balancing against excessive liquidity that likely would reduce earnings due to the cost of foregoing alternative higher-yielding assets.

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

Primary sources of funding for the Bank include customer deposits, other borrowings, interest payments on earning assets, repayments and maturities of securities and loans, sales of securities, and the sale of loans, particularly residential mortgage loans. The Bank has access to federal funds lines from various banks and borrowings from the Federal Reserve discount window. In addition to these sources, the Bank is eligible to participate in the FHLB - Atlanta’s advance program to obtain funding for growth and liquidity. Advances include both fixed and variable terms and may be taken out with varying maturities. At September 30, 2026, the Bank had no FHLB - Atlanta advances outstanding and available credit from the FHLB of $325.5 million. At September 30, 2026, the Bank also had $73.2 million of available uncommitted federal funds lines with no borrowings outstanding. Primary uses of funds include repayment of maturing obligations and growing the loan portfolio. The Company also has access to the FRB discount window.

The Company’s derivative instruments are with a single financial institution counterparty under a master netting agreement that provides for the daily exchange of collateral based on the net fair value of the instruments, with no minimum threshold. A decline in market interest rates would reduce the fair value of the Company’s derivative positions and could require the Company to post additional collateral, which the Company would fund from its existing liquidity sources.

Management believes that the Company and the Bank have adequate sources of liquidity to meet all their respective known contractual obligations and unfunded commitments, including loan commitments and reasonably expected borrower, depositor, and creditor requirements over the next twelve months.

Off-Balance Sheet Arrangements, Commitments, Contingencies and Contractual Obligations

At September 30, 2026, the Bank had outstanding standby letters of credit of $2.8 million and unfunded loan commitments outstanding of $59.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Bank could use its cash and cash equivalents, deposits with other banks, liquidate federal funds sold or a portion of our securities available-for-sale, or draw on its available credit facilities or raise deposits.

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

As of September 30, 2026, the aggregate unpaid principal balance of residential mortgage loans, which we have originated and sold, but retained the servicing rights, was $179.3 million. Although these loans are generally sold on a non-recourse basis, we may be obligated to repurchase residential mortgage loans or reimburse investors for losses incurred (make whole requests) if a loan review reveals a potential breach of our seller representations and warranties. Upon receipt of a repurchase or make whole request, we work with investors to arrive at a mutually agreeable resolution. Repurchase and make whole requests are typically reviewed on an individual loan by loan basis to validate the claims made by the investor and to determine if a contractually required repurchase or make whole event has occurred. We seek to reduce and manage the risks of potential repurchases, make whole requests, or other claims by mortgage loan investors through our underwriting and quality assurance practices and by servicing mortgage loans to meet investor and secondary market standards.

The Company was not required to repurchase any loans during the first nine months of 2026 as a result of representation and warranty provisions contained in the Company’s sale agreements with Fannie Mae, and had no pending repurchase or make-whole requests at September 30, 2026.

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

Although repurchase and make whole requests related to representation and warranty provisions and servicing activities have been limited to date, it is possible that requests to repurchase mortgage loans or reimburse investors for losses incurred (make whole requests) may increase in frequency if investors more aggressively pursue all means of recovering losses on their purchased loans.  As of September 30, 2026, we do not believe that this exposure is material due to the historical level of repurchase requests and loss trends, in addition to the fact that 99% of our residential mortgage loans serviced for Fannie Mae were current as of such date.  We maintain ongoing communications with our mortgage purchasers and will continue to evaluate this exposure by monitoring the level and number of repurchase requests as well as the delinquency rates in our investor portfolios.

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

Inflation can increase our noninterest expenses. It also can affect our customers’ behaviors, the mix of deposits between interest and noninterest-bearing, the levels of interest rates we have to pay on our deposits and other borrowings, and the interest rates we earn on our earning assets. The difference between our interest expense and interest income is also affected by the shape of the yield curve and the speeds and amounts at which our various assets and liabilities, respectively, reprice in response to interest rate changes. In addition, net interest income could be affected by asymmetrical changes in the different interest rate indexes, given that not all of our assets or liabilities are priced with the same index. Changes in market interest rates and in the size of the Federal Reserve’s securities holdings in response to inflation can affect economic activity, loan demand and growth, and unemployment rates. Although the Federal Reserve reduced its target federal funds rate range in late 2025 and has resumed purchases of Treasury securities, inflation has remained above the Federal Reserve’s longer-term 2% goal, and on September 16, 2026 the Federal Reserve increased its target federal funds rate range by 25 basis points to 3.75% to 4.00% and signaled that further increases could follow if inflation remains elevated. The timing and extent of future monetary policy actions are uncertain. Inflation and related changes in market interest rates also can adversely affect the values and liquidity of our loans and securities, the value of collateral securing loans to our borrowers, and the success of our borrowers and such borrowers’ available cash to pay interest on and principal of our loans to them. See “Item 1A Risk Factors.”

CURRENT ACCOUNTING DEVELOPMENTS

The following ASUs have been issued by the FASB, but are not yet effective.

ASU 2025-01, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, clarifies the effective date of ASU 2024-03, Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to stipulate that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-01 will be effective for the Company beginning January 1, 2027 for the Company’s annual consolidated financial statements on Form 10-K and January 1, 2028 for the Company’s quarterly consolidated financial statements on Form 10-Q and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, expands the population of acquired loans accounted for under the “gross-up” approach, previously limited to purchased financial assets with credit deterioration, to include acquired non-PCD loans that qualify as purchased seasoned loans. ASU 2025-08 will be effective for the Company beginning January 1, 2027, on a prospective basis, with early adoption permitted. Because the Company has not historically acquired or purchased loans, ASU 2025-08 is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, amends Topic 815 to align hedge accounting more closely with an entity’s risk management activities, including amendments related to similar risk assessments for cash flow hedges, hedges of forecasted interest payments on variable-rate debt, and certain other hedging strategies. ASU 2025-09 will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Table 1 – Explanation of Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles (GAAP), this quarterly report on Form 10-Q includes certain designated net interest income amounts presented on a tax-equivalent basis, a non-GAAP financial measure, including the presentation and calculation of our net interest margin and efficiency ratio. In the first quarter of 2026, we changed the presentation of net interest income on a tax-equivalent basis to account for tax-exempt interest income on municipal loans. Prior period amounts have been revised herein to conform with the current period presentation. These changes had no effect on the presentation of GAAP net interest income in current or prior periods.

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

	2026			2025
	Third	Second	First	Fourth	Third
(in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter
Net interest income (GAAP)	$8,014	7,888	7,733	7,713	7,572
Tax-equivalent adjustment	107	107	99	67	69
Net interest income (Tax-equivalent)	$8,121	7,995	7,832	7,780	7,641

	Nine months ended September 30,
(In thousands)	2026	2025
Net interest income (GAAP)	$23,635	21,961
Tax-equivalent adjustment	313	203
Net interest income (Tax-equivalent)	$23,948	22,164

Table 2 – Selected Quarterly Financial Data

2026	2025
Third	Second	First	Fourth	Third
(Dollars in thousands, except per share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter
Results of Operations
Net interest income (a)	$8,121	7,995	7,832	7,780	7,641
Less: tax-equivalent adjustment	107	107	99	67	69
Net interest income (GAAP)	8,014	7,888	7,733	7,713	7,572
Noninterest income	974	878	893	754	829
Total revenue	8,988	8,766	8,626	8,467	8,401
Provision for credit losses	(50)	(248)	(76)	783	(255)
Noninterest expense	5,894	6,105	5,901	5,563	5,806
Income tax expense	621	611	603	456	623
Net earnings	$2,523	2,298	2,198	1,665	2,227

Per share data:
Basic and diluted net earnings	$0.72	0.66	0.63	0.48	0.64
Cash dividends declared	0.27	0.27	0.27	0.27	0.27
Weighted average shares outstanding:
Basic	3,484,168	3,492,107	3,494,229	3,493,699	3,493,699
Diluted	3,485,208	3,492,107	3,496,518	3,496,729	3,495,972
Shares outstanding, at period end	3,480,486	3,487,830	3,495,866	3,493,699	3,493,699
Book value	$25.74	26.91	26.62	26.35	25.65
Common stock price:
High	$27.82	28.88	26.50	27.98	28.47
Low	25.01	23.03	21.01	24.00	23.13
Period end:	26.25	27.04	23.87	26.95	28.44
To earnings ratio (b)	10.54	x	11.22	10.52	12.96	13.87
To book value	102%	100	90	102	111
Performance ratios:
Annualized return on average equity	10.68%	9.74	9.65	7.40	10.65
Annualized return on average assets	0.99%	0.90	0.86	0.66	0.89
Dividend payout ratio	37.50%	40.91	42.86	56.25	42.19
Asset Quality:
Allowance for credit losses as a % of:
Loans	1.13%	1.14	1.16	1.27	1.20
Nonperforming loans	2,976%	10,291	6,643	1,489	6,434
Nonperforming assets as a % of:
Loans and other real estate owned	0.04%	0.01	0.02	0.09	0.02
Total assets	0.02%	0.01	0.01	0.05	0.01
Nonperforming loans as a % of total loans	0.04%	0.01	0.02	0.09	0.02
Annualized net charge-offs (recoveries) as % of average loans	(0.01)%	(0.02)	0.28	0.22	0.06
Capital Adequacy: (c)
CET 1 risk-based capital ratio	16.32%	16.26	16.12	16.06	15.51
Tier 1 risk-based capital ratio	16.32%	16.26	16.12	16.06	15.51
Total risk-based capital ratio	17.30%	17.24	17.13	17.14	16.49
Tier 1 leverage ratio	10.74%	10.65	10.60	10.71	10.72
Other financial data:
Net interest margin (a)	3.36%	3.33	3.28	3.24	3.21
Effective income tax rate	19.75%	21.00	21.53	21.50	21.86
Efficiency ratio (d)	64.80%	68.80	67.63	65.19	68.55
Selected average balances:
Loans, net of unearned income	$579,575	582,335	577,489	559,009	556,233
Total assets	1,018,667	1,021,742	1,026,163	1,009,953	997,892
Total deposits	921,216	925,608	930,474	917,178	909,293
Total stockholders’ equity	94,526	94,340	91,088	90,000	83,642
Selected period end balances:
Loans, net of unearned income	$571,847	579,589	582,040	565,354	557,912
Allowance for credit losses	6,487	6,586	6,776	7,176	6,691
Total assets	1,016,988	1,085,803	1,026,946	1,018,797	1,011,184
Total deposits	923,338	988,318	931,109	922,926	917,266
Total stockholders’ equity	89,587	93,874	93,061	92,053	89,613
(a)	Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b)	Calculated by dividing period end share price by earnings per share for the previous four quarters.
(c)	Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(d)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
See Table 1 - Explanation of Non-GAAP Measures.

Table 3 - Selected Financial Data

Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2026	2025
Results of Operations
Net interest income (a)	$23,948	22,164
Less: tax-equivalent adjustment	313	203
Net interest income (GAAP)	23,635	21,961
Noninterest income	2,745	2,365
Total revenue	26,380	24,326
Provision for credit losses	(374)	(152)
Noninterest expense	17,900	17,388
Income tax expense	1,835	1,500
Net earnings	$7,019	5,590

Per share data:
Basic and diluted net earnings	$2.01	1.60
Cash dividends declared	0.81	0.81
Weighted average shares outstanding:
Basic	3,490,131	3,493,699
Diluted	3,491,127	3,494,465
Shares outstanding, at period end	3,480,486	3,493,699
Book value	$25.74	25.65
Common stock price:
High	$28.88	28.47
Low	21.01	19.48
Period end	26.25	28.44
To earnings ratio (b)	10.54	x	13.87
To book value	102%	111
Performance ratios:
Annualized return on average equity	10.03%	9.06
Annualized return on average assets	0.92%	0.75
Dividend payout ratio	40.30%	50.63
Asset Quality:
Allowance for credit losses as a % of:
Loans	1.13%	1.20
Nonperforming loans	2,976%	6,434
Nonperforming assets as a % of:
Loans and other real estate owned	0.04%	0.02
Total assets	0.02%	0.01
Nonperforming loans as a % of total loans	0.04%	0.02
Annualized net charge-offs as a % of average loans	0.09%	0.02
Capital Adequacy: (c)
CET 1 risk-based capital ratio	16.32%	15.51
Tier 1 risk-based capital ratio	16.32%	15.51
Total risk-based capital ratio	17.30%	16.49
Tier 1 leverage ratio	10.74%	10.72
Other financial data:
Net interest margin (a)	3.32%	3.16
Effective income tax rate	20.73%	21.16
Efficiency ratio (d)	67.06%	70.89
Selected average balances:
Loans, net of unearned income	$579,807	560,659
Total assets	1,022,163	991,935
Total deposits	925,732	907,105
Total stockholders’ equity	93,330	82,281
Selected period end balances:
Loans, net of unearned income	$571,847	557,912
Allowance for credit losses	6,487	6,691
Total assets	1,016,988	1,011,184
Total deposits	923,338	917,266
Total stockholders’ equity	89,587	89,613
(a)	Tax-equivalent. See "Table 1 - Explanation of Non-GAAP Financial Measures."
(b)	Calculated by dividing period end share price by earnings per share for the previous four quarters.
(c)	Regulatory capital ratios presented are for the Company's wholly-owned subsidiary, AuburnBank.
(d)	Efficiency ratio is the result of noninterest expense divided by the sum of noninterest income and tax-equivalent net interest income.
See Table 1 - Explanation of Non-GAAP Measures.

Table 4 - Average Balances and Net Interest Income Analysis (1)

	Quarter ended September 30,
		2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (2) (3)	$579,925	$8,393	5.74%	$556,736	$7,844	5.59%
Securities (3) (4)	286,221	1,607	2.23%	268,248	1,306	1.93%
Federal funds sold	25,033	233	3.69%	27,572	304	4.37%
Interest-bearing bank deposits	68,619	643	3.72%	90,964	1,027	4.48%
Total interest-earning assets	959,798	$10,876	4.50%	943,520	$10,481	4.41%
Cash and due from banks	13,394			13,627
Other assets (5)	45,475			40,745
Total assets	$1,018,667			$997,892
Interest-bearing liabilities:
Deposits:
NOW	$209,454	$597	1.13%	$199,060	$650	1.30%
Savings and money market	269,588	743	1.09%	265,627	763	1.14%
Time deposits	186,763	1,414	3.00%	180,618	1,427	3.13%
Total interest-bearing deposits	665,805	2,754	1.64%	645,305	2,840	1.75%
Short-term borrowings	132	1	3.01%	—	—	0.00%
Total interest-bearing liabilities	665,937	$2,755	1.64%	645,305	$2,840	1.75%
Noninterest-bearing deposits	255,411			263,988
Other liabilities	2,793			4,957
Stockholders' equity	94,526			83,642
Total liabilities and stockholders' equity	$1,018,667			$997,892

Net interest income and margin (tax-equivalent)		$8,121	3.36%		$7,641	3.21%
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

(2)	Loans on nonaccrual status have been included in the computation of average balances.
(3)	Reflects tax-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt municipal loans and securities to a tax-equivalent basis.
(4)	Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)	Includes average net unrealized gains (losses) on securities available-for-sale of $(27.4) and $(31.0) million for the quarters ended September 30, 2026 and September 30, 2025, respectively.

Table 5 - Average Balances and Net Interest Income Analysis (1)

	Nine months ended September 30,
		2026			2025
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans and loans held for sale (2) (3)	$580,128	$24,681	5.69%	$560,946	$23,161	5.52%
Securities (3) (4)	264,561	4,067	2.06%	274,068	4,010	1.96%
Federal funds sold	26,288	708	3.60%	26,717	875	4.38%
Interest-bearing bank deposits	92,376	2,567	3.72%	76,254	2,541	4.46%
Total interest-earning assets	963,353	$32,023	4.44%	937,985	$30,587	4.36%
Cash and due from banks	13,685			15,864
Other assets (5)	45,125			38,086
Total assets	$1,022,163			$991,935
Interest-bearing liabilities:
Deposits:
NOW	$219,724	$2,004	1.22%	$202,381	$2,042	1.35%
Savings and money market	267,035	1,895	0.95%	254,095	1,910	1.01%
Time deposits	182,626	4,175	3.06%	185,355	4,470	3.22%
Total interest-bearing deposits	669,385	8,074	1.61%	641,831	8,422	1.75%
Short-term borrowings	44	1	3.04%	37	1	3.61%
Total interest-bearing liabilities	669,429	$8,075	1.61%	641,868	$8,423	1.75%
Noninterest-bearing deposits	256,347			265,274
Other liabilities	3,057			2,512
Stockholders' equity	93,330			82,281
Total liabilities and stockholders' equity	$1,022,163			$991,935

Net interest income and margin (tax-equivalent)		$23,948	3.32%		$22,164	3.16%

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

(2)	Loans on nonaccrual status have been included in the computation of average balances.
(3)	Reflects tax-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt municipal loans and securities to a tax-equivalent basis.
(4)	Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)	Includes average net unrealized gains (losses) on securities available-for-sale of $(26.5) and $(34.8) million for the first nine months ended September 30, 2026 and September 30, 2025, respectively.

Table 6 – Volume and Rate Variance Analysis

	Quarter ended			Nine months ended
	September 30, 2026 vs. 2025			September 30, 2026 vs. 2025

	Net	Due to change in		Net	Due to change in
(Dollars in thousands)	Change	Rate (2)	Volume (2)	Change	Rate (2)	Volume (2)
Interest income:
Loans and loans held for sale (1)	$549	213	336	$1,520	704	816
Securities (1)	301	203	98	57	203	(146)
Federal funds sold	(71)	(47)	(24)	(167)	(155)	(12)
Interest-bearing bank deposits	(384)	(175)	(209)	26	(422)	448
Total interest income	$395	194	201	$1,436	330	1,106
Interest expense:
Deposits:
NOW	$(53)	(83)	30	$(38)	(196)	158
Savings and money market	(20)	(31)	11	(15)	(107)	92
Certificates of deposit	(13)	(60)	47	(295)	(233)	(62)
Total interest-bearing deposits	(86)	(174)	88	(348)	(536)	188
Short-term borrowings	1	—	1	—	—	—
Long-term debt	—	—	—	—	—	—
Total interest expense	(85)	(174)	89	(348)	(536)	188
Net interest income	$480	368	112	$1,784	866	918

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using an income tax rate of 21%. See “Table 1 - Explanation of Non-GAAP Financial Measures.”
(2)	Changes that are not solely a result of volume or rate have been allocated to volume.

Table 7 – Loan Maturities

	September 30, 2026
	1 year	1 to 5	5 to 15	After 15
(Dollars in thousands)	or less	years	years	years	Total
Commercial and industrial	$13,442	13,041	578	—	27,061
Municipal	392	1,203	20,954	11,769	34,318
Construction and land development	33,632	22,082	1,353	—	57,067
Commercial real estate	53,585	189,304	79,556	4,530	326,975
Residential real estate	8,048	39,944	19,258	51,150	118,400
Consumer installment	2,905	5,096	885	—	8,886
Total loans	$112,004	270,670	122,584	67,449	572,707

Table 8 – Sensitivities to Changes in Interest Rates on Loans Maturing in More Than One Year

	September 30, 2026
	Variable	Fixed
(Dollars in thousands)	Rate	Rate	Total
Commercial and industrial	$413	13,206	13,619
Municipal	60	33,866	33,926
Construction and land development	17,489	5,946	23,435
Commercial real estate	12,365	261,025	273,390
Residential real estate	51,147	59,205	110,352
Consumer installment	239	5,742	5,981
Total loans	$81,713	378,990	460,703

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

Inflation has remained above the Federal Reserve’s 2% target. After reducing its target federal funds rate range in late 2025, the Federal Reserve held the range at 3.50% to 3.75% through August 2026 while resuming purchases of Treasury securities to maintain an ample level of reserves. Following the Federal Reserve’s July 29, 2026 meeting, yields on longer-term U.S. Treasury securities rose to their highest levels in 24 years, and 30-year residential mortgage rates and other interest rates also increased. On September 16, 2026, the Federal Reserve increased the target range by 25 basis points to 3.75% to 4.00% and signaled that additional increases could follow if inflation remains elevated.  At its October 28, 2026 meeting of the Federal Open Market Committee (“FOMC”), the FOMC did not change its target federal funds range, but noted strong economic activity, little change in unemployment rates, and that inflation remains elevated and above the FOMC’s 2% goal.  These developments have affected, and further increases in market interest rates could continue to affect, our deposit costs and mix, our borrowing costs, the market values of our securities and loans and the unrealized losses reflected in our stockholders’ equity, mortgage originations and loan demand, and our borrowers’ operating costs and cash flows available to service their loans. The timing and direction of future monetary policy actions, and the nature and extent of the Federal Reserve’s public communications regarding such actions, are uncertain. These and other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

During the third quarter of 2026, we entered into an additional interest rate swap and an interest rate floor designated as hedging instruments to manage our exposure to changes in interest rates, and we may enter into additional derivative instruments in the future. Our interest rate swaps have an aggregate notional amount of $102.0 million and the interest rate floor has a notional amount of $90.0 million, all with a single financial institution counterparty. Hedging strategies involve risks, including that the instruments may not be effective in offsetting changes in the fair value of, or the interest income on, the hedged assets, that a hedging relationship may cease to qualify for hedge accounting and cause volatility in our earnings or stockholders’ equity, and that our counterparty may fail to perform its obligations, including the return of collateral we have posted.

Our agreements with the counterparty provide for the daily exchange of collateral based on the net fair value of the derivative positions, with no minimum threshold. A decline in market interest rates would reduce the fair value of our pay-fixed swap positions and could require us to post collateral in amounts that could be significant. Posting cash collateral reduces our liquid assets, and posting securities would reduce the securities available to secure FHLB-Atlanta advances and public deposits. In addition, if the Bank fails to remain “well capitalized” under applicable regulatory capital requirements, the counterparty could terminate the positions and require immediate settlement at their fair value. These obligations could adversely affect our liquidity.

Military hostilities involving the United States, Israel and Iran commenced on February 28, 2026 and continue subject to various temporary cease fire arrangements and pauses. As a result, shipments of petroleum products through the Strait of Hormuz have been limited, reducing the total volumes of oil in the international markets and causing oil prices to rise significantly.  More recently, attacks have been made on petroleum shipments through the Red Sea by forces aligned with Iran. Supply chains where petroleum is an input have been adversely affected, and transportation costs, prices and inflation in the United States and elsewhere have increased. These pressures may increase our and our borrowers’ operating costs and contribute to higher or more volatile interest rates, which could adversely affect our net interest margin, the value of our securities portfolio, and the ability of our borrowers to repay their loans.  The duration of these hostilities and the long-term effects of the disruption of petroleum shipments and the other costs and effects of these hostilities cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s repurchases of its common stock during the third quarter of 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31, 2026	3,006	$26.36	3,006	$4,726,537
August 1 - August 31, 2026	1,532	26.46	1,532	4,686,003
September 1 - September 30, 2026	2,806	26.72	2,806	4,611,014
Total	7,344	$26.52	7,344	$4,611,014

(1) On March 17, 2026, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the repurchase, from time to time, of up to $5.0 million of the Company's issued and outstanding common stock. The program will remain in effect until the earliest of (i) the expenditure of $5.0 million on share repurchases, (ii) the termination or replacement of the program, and (iii) February 28, 2027. Repurchases may be made through open-market or private purchases, negotiated transactions, block purchases or otherwise. The Company is not required to acquire any specific number of shares and may suspend or terminate the program at any time.  All purchases of shares pursuant to the stock repurchase program shown above were made in open market transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.

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

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by David A. Hedges, President and Chief Executive Officer.****

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. James Walker, IV, Senior Vice President and Chief Financial Officer.****

101.INS	inline XBRL Instance Document

101.SCH	inline XBRL Taxonomy Extension Schema Document

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Incorporated by reference from Registrant’s Form 10-Q dated June 30, 2002.
**	Incorporated by reference from Registrant’s Form 10-K dated March 31, 2008.
***	Incorporated by reference from Registrant’s Form 8-K dated July 30, 2025.

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

AUBURN NATIONAL BANCORPORATION, INC.
(Registrant)

Date:	November 6, 2026	By:	/s/ David A. Hedges
David A. Hedges
President and Chief Executive Officer

Date:	November 6, 2026	By:	/s/ W. James Walker, IV
W. James Walker, IV
Senior Vice President and Chief Financial Officer